Form 10-Q
period 2020-09-30
Array Technologies, Inc.
filed 2020-11-16
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39613

ARRAY TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware			83-2747826
(State or Other Jurisdiction)		(I.R.S. Employer Identification No.)

3901 Midway Place NE	Albuquerque	New Mexico	87109
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code)	(505)	881-7567

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	ARRY	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                         ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 12, 2020, there were 126,994,467 shares of common stock, par value $0.001 per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” "seek," “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report with the understanding that our actual future results may be materially different from what we expect.

Important factors that could cause actual results to differ materially from our expectations include:
•if demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, our business will suffer;
•existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for our products or harm our ability to compete;
•if we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed;
•we may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the technology to which such rights relate;
•the interruption of the flow of materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows;
•risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our manufacturing and operations;
•the viability and demand for solar energy are impacted by many factors outside of our control, which makes it difficult to predict our future prospects;
•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact revenue, results of operations and cash flow;
•the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business;
i

•a drop in the price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition, results of operations and prospects;
•an increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for customers to finance the cost of a solar energy system and could reduce the demand for our products;
•defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products;
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers;
•our status as a “controlled company” and ability to rely on exemptions from certain corporate governance requirements; and
•certain provisions in our certificate of incorporation and our bylaws that may delay or prevent a change of control.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Array” and similar references refer: (1) following the consummation of our statutory conversion to a Delaware corporation on October 14, 2020 in connection with our initial public offering, to Array Technologies, Inc., and (2) prior to the completion of such conversion, to ATI Intermediate Holdings, LLC.

ii

Array Technologies, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash	$27,144	$310,262
Restricted cash	—	50,995
Accounts receivable, net	118,098	96,251
Inventories, net	96,515	148,024
Income tax receivables	16,518	628
Prepaid expenses and other	6,302	13,524
Total Current Assets	264,577	619,684
Property, plant and equipment, net	9,620	10,660
Goodwill	69,727	69,727
Other intangible assets, net	204,573	223,510
Other assets	3,775	—
Total Assets	$552,272	$923,581

Liabilities and Members' Equity
Current Liabilities
Accounts payable	$47,300	$129,584
Accounts payable - related party	2,232	5,922
Accrued expenses and other	22,740	17,755
Accrued warranty reserve	2,884	2,592
Income tax payable	8,528	1,944
Deferred revenue	44,781	328,781
Current portion of contingent consideration	18,123	6,293
Revolving loan	102	70
Current portion of term loan and related party loans	—	97,679
Total Current Liabilities	146,690	590,620
Long-Term Liabilities
Deferred tax liability	12,187	15,853
Contingent consideration, net of current portion	16,135	11,957
Total Long-Term Liabilities	28,322	27,810
Total Liabilities	175,012	618,430
Commitments and Contingencies (Note 11)
Member’s Equity	377,260	305,151
Total Liabilities and Members’ Equity	$552,272	$923,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$139,462	$197,772	$692,096	$423,189
Cost of Revenue	112,731	150,845	524,747	333,024
Gross profit	26,731	46,927	167,349	90,165

Operating Expenses
General and administrative	11,873	10,239	34,772	27,939
Contingent consideration	13,591	1,968	16,008	178
Depreciation and amortization	6,374	6,371	19,117	19,133
Total Operating Expenses	31,838	18,578	69,897	47,250

Income (Loss) from Operations	(5,107)	28,349	97,452	42,915

Other Expense
Other income (expense), net	(29)	(8)	(2,163)	106
Interest expense	(673)	(4,492)	(8,313)	(13,879)
Total Other Expense	(702)	(4,500)	(10,476)	(13,773)
Income (Loss) Before Income Tax Expense	(5,809)	23,849	86,976	29,142
Income Tax Expense	1,423	5,658	18,131	16,177
Net Income (Loss)	$(7,232)	$18,191	$68,845	$12,965

Earnings (Loss) per Unit
Basic and Diluted	$(0.06)	$0.15	$0.57	$0.11
Weighted Average Number of Units
Basic and Diluted	119,994	119,994	119,994	119,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Condensed Consolidated Statements of Changes in Member’s Equity (unaudited)
(in thousands)

For the Three Months Ended September 30, 2020 and 2019

	Units (*)	Amount
Balance, June 30, 2019	1	$259,381
Net income	—	18,191
Balance, September 30, 2019	1	$277,572

Balance, June 30, 2020	1	$383,639
Equity based compensation	—	853
Net loss	—	(7,232)
Balance, September 30, 2020	1	$377,260

For the Nine Months Ended September 30, 2020 and 2019

	Units (*)	Amount
Balance, December 31, 2018	1	$264,474
Capital contribution	—	133
Net income	—	12,965
Balance, September 30, 2019	1	$277,572

Balance, December 31, 2019	1	$305,151
Equity based compensation	—	3,264
Net income	—	68,845
Balance, September 30, 2020	1	$377,260

(*) See Note 2 - Summary of Significant Accounting Policies - Corporate Conversion and Stock Split

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows Used in Operating Activities
Net income	$68,845	$12,965
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (recovery of) bad debts	493	(3,987)
Deferred tax (benefit) expense	(3,666)	14,539
Depreciation and amortization	20,587	20,487
Amortization of debt discount and issuance costs	2,160	3,004
Interest paid-in-kind	3,421	2,256
Equity based compensation	3,264	—
Contingent consideration	16,008	178
Warranty provision	633	244
Provision for inventory obsolescence	2,517	2,201
Changes in operating assets and liabilities
Accounts receivable	(22,340)	(63,241)
Inventories	48,992	(40,050)
Income tax receivables	(15,890)	8,445
Prepaid expenses and other	7,222	9,848
Accounts payable	(82,284)	33,064
Accounts payable - related party	(3,690)	438
Accrued expenses and other	4,644	(13,221)
Income tax payable	6,584	2,458
Deferred revenue	(284,000)	(1,148)
Net Cash Used in Operating Activities	(226,500)	(11,520)
Cash Flows Used in Investing Activities
Purchase of property, plant and equipment	(610)	(784)
Net Cash Used in Investing Activities	(610)	(784)
Cash Flows from Financing Activities
Proceeds from (payments on) revolving loan	32	(5,807)
Principal payments on term loan	(57,702)	(20,000)
Payments on related party loans	(45,558)	—
Deferred offering costs	(3,775)	—
Capital contribution	—	133
Net Cash Used in Financing Activities	(107,003)	(25,674)
Net Decrease in Cash and Restricted Cash	(334,113)	(37,978)
Cash and Restricted Cash, beginning of year	361,257	40,826
Cash and Restricted Cash, end of year	$27,144	$2,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

ATI Intermediate Holdings, LLC, (the “Company”) is a Delaware limited liability company formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Parent”). On October 14, 2020, we converted from a Delaware limited liability company to a Delaware corporation and changed our name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiaries, High Desert Finance, LLC (“HDF”) and ATI Investment Holdings, Inc. (“ATI Investment”) owns two other subsidiaries through which it conducts substantially all operations; Array Technologies, Inc. and Array Technologies Patent Holdings Co., LLC (“Array”). Parent acquired Array on July 8, 2016.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying consolidated financial statements were prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Corporate Conversion and Stock Split
On October 14, 2020, prior to the issuance of any of our shares of common stock in our initial public offering (the “IPO”), we converted from a Delaware limited liability company to a Delaware corporation. In connection with the corporate conversion we converted all 1,000 of our outstanding member units into 100,000,000 shares of common stock and then completed a stock split of 1.19994-for-1. The corporate conversion and stock split representing 119,994,467 shares of common stock have been adjusted retroactively for the purposes of calculating basic and diluted earnings per share.

Principles of Consolidation
The consolidated financial statements include the accounts of ATI Intermediate Holdings, LLC and its Subsidiaries, which include HDF, ATI Investment and Array. All intercompany accounts and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information
The accompanying balance sheet as of September 30, 2020, the statements of operations, the statements of member’s equity and statements of cash flows for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s final prospectus dated October 14, 2020 and filed with Securities and Exchange Commission on October 16, 2020.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates include impairment of goodwill, impairment of long-lived assets, fair value of contingent consideration, allowance for doubtful accounts, reserve for excess or obsolete inventories, valuation of deferred tax assets and warranty reserve. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of solar tracking systems. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. The extent to which COVID19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Deferred Offering Costs
Deferred offering costs consist primarily of legal and accounting fees, which are direct and incremental fees related to the IPO. The deferred offering costs will be offset against the IPO proceeds, which will be recorded in the fourth quarter of 2020. As of September 30, 2020, the Company had incurred $3.3 million in deferred offering costs, which are reported as Other assets - long-term on the condensed consolidated balance sheets. Additionally, as of September 30, 2020, the Company had incurred debt issuance costs of $0.5 million associated with a new senior secured credit facility that was obtained in October 2020.

Revenue Recognition
The Company recognized revenues from the sale of solar tracking systems and parts and determines its revenue recognition through the following steps (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue when, or as the performance obligation has been satisfied.

Performance Obligations
The Company’s contracts with customers are predominately accounted for as one performance obligation, as the majority of tasks and services is part of a single project or capability. As these contracts are typically a customized assembly for a customer-specific solution, the Company uses the expected cost-plus margin approach to estimate the standalone selling price of each performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. In assessing the recognition of revenue, the Company also evaluates whether two or more contracts should be

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. The Company analyzes its change orders to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract. The Company’s change orders are generally modifications to existing contracts and are included in the total estimated contract revenue when it is probable that the change order will result in additional value that can be reliably estimated and realized. The majority of the Company’s contracts do not contain variable consideration provisions as a continuation of the original contract.

The Company’s performance obligations are satisfied predominately over-time as work progresses for its custom assembled solar systems, utilizing an output measure of completed products and based on the timing of the product’s shipments considering the shipping terms described in the contract.

Revenue recognized for the Company’s part sales are recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Contract Estimates
Accounting for contracts utilizing the over-time method and their expected cost-plus margins is based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the availability and timing of funding from the customer. The Company reviews and updates its contract-related estimates each reporting period. The Company recognizes adjustments in estimated expected cost-plus on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e. unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. As of September 30, 2020 and December 31, 2019, contract assets consisting of unbilled receivables totaling $34.8 million and $16.1 million, respectively, are recorded within accounts receivable on the consolidated balance sheets on a contract-by-contract basis at the end of the reporting period. The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e. deferred revenue) relate to advanced orders and payments received by the Company and are the result of customers looking to take advantage of certain U.S. federal tax incentives set to decrease at the end of 2019. Based on the terms of the tax incentives the customer must pay for the goods prior to December 31, 2019 which accounts for the increase in the advanced orders and payments and the resulting deferred revenue at December 31, 2019 and subsequent reduction for deliveries which occurred

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
during the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, contract liabilities consisting of deferred revenue were $44.8 million and $328.8 million, respectively and were recorded on a contract-by-contract basis at the end of each reporting period. During the nine months ended September 30, 2020 and 2019, the Company converted $20.5 million and $328.8 million deferred revenue to revenue, respectively, which represented 99.2% and 100% of the prior years deferred revenue balance.

Remaining Performance Obligations
As of September 30, 2020, the Company had $227.0 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

Equity-Based Compensation
The Company recognizes equity-based compensation expense based on the equity award’s grant date fair value. The determination of the fair value of equity awards issued to employees of the Company is based upon the underlying share price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each unit is amortized on a straight-line basis over the requisite service period.

Earnings per Unit (“EPU”)
Basic earnings (loss) per unit, or EPU, is computed by dividing net income (loss) available to unit holders by the weighted average units outstanding during the period. Diluted EPU takes into account the potential dilution that could occur if securities or other contracts to issue units, such as stock options and unvested restricted stock units, were exercised and converted into units. Diluted EPU is computed by dividing net income (loss) available to unit holders by the weighted average units outstanding during the period, increased by the number of additional units that would have been outstanding if the potential units had been issued and were dilutive.

CARES Act Payroll Tax Deferral
The CARES Act permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% are required to be paid by December 31, 2021 and the remaining 50% are required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020. As of September 30, 2020, the Company had deferred payment of $0.7 million of such taxes.

Credit Concentration
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable. The Company has no significant off balance sheet concentrations of credit risk. The Company maintains its cash and restricted cash with financial institutions that are believed to be of high credit quality and has not experienced any material losses relating to any cash and restricted cash. As of September 30, 2020 and December 31, 2019, $26.6 million and $360.9 million, respectively, of the Company’s bank balances were uninsured and uncollateralized and exposed to custodial credit risk.

The Company’s customer base consists primarily of solar contractors and utilities. The Company does not require collateral on its trade receivables. For the nine months ended September 30, 2020, the Company’s largest customer and five largest customers constituted 14.3% and 45.9% of total revenues, respectively. Two customers made up 24.5% of revenue and are the only customers greater than 10% of total revenue for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, the Company’s largest customer and five largest customers constituted 21.1% and 55.2% of total revenues, respectively.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three customers made up 43.1% of revenue and are the only customers constituting greater than 10% of total revenue for the nine months ended September 30, 2019. The loss of any one of the Company’s top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry and, as such, the Company is exposed to normal industry credit risks. As of September 30, 2020, the Company’s largest customer and five largest customers constituted 21.7% and 23.9% of trade accounts receivable, respectively. As of December 31, 2019, the Company’s largest customer and five largest customers constituted 29.5% and 69.0% of trade accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Three levels of inputs may be used to measure fair value, as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

Assets valued using Level 1 inputs are determined by quoted market prices derived from an active market and Level 2 inputs are based primarily on quoted prices for similar assets in active or inactive markets. Level 3 inputs are valued by management’s assumptions about the assumptions the market participants would utilize in pricing the asset.

The fair values of the Company’s cash, restricted cash, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s notes payable and related party loans approximates their fair values, as they are based on current market rates at which the Company could borrow funds with similar terms.

The Company follows the provisions of FASB ASC Topic 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations and measurement of goodwill impairment and non-amortizable intangibles and is thereby measured at fair value. The Company has determined such fair value primarily by third-party valuations.

New Accounting Standards
To be adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. For companies that are not emerging growth companies (“EGCs”), the ASU is effective for fiscal years beginning after December 15, 2018.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt the new standard using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of the effective date, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for the fiscal year beginning after December 15, 2022, or December 15, 2021 if we were to lose EGC’s status in 2021. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements and its limited history of bad debt expense relating to trade accounts receivable.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement against or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The Company adopted ASU 2018-13 as of January 1, 2020. The Company’s disclosures related to its Level 3 financial statements did not materially change for the periods presented. See Note 11 - Commitments and Contingencies for more information.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
3.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$32,506	$62,923
Finished goods	71,726	90,301
Reserve for excess or obsolete inventory	(7,717)	(5,200)
Total	$96,515	$148,024

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2020	December 31, 2019
Land	N/A	$1,340	$1,340
Buildings and land improvements	15-39	2,487	2,464
Manufacturing equipment	7	13,002	12,631
Furniture, fixtures and equipment	5-7	287	277
Vehicles	5	140	140
Hardware and software	3-5	589	398
Total		17,845	17,250
Less: accumulated depreciation		(8,225)	(6,590)
Property, plant and equipment, net		$9,620	$10,660

Depreciation expense was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, of which $0.5 million and $0.4 million, respectively, has been allocated to cost of revenue and $0.1 million and $0.1 million, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations for the three months ended September 30, 2020 and 2019.

Depreciation expense was $1.7 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively, of which $1.5 million and $1.4 million, respectively, has been allocated to cost of revenue and $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations for the nine months ended September 30, 2020 and 2019.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Goodwill and Other Intangible Assets

Goodwill

Goodwill relates to Parent’s acquisition of Array. At the acquisition date, July 8, 2016, goodwill was $121.6 million. At December 31, 2019 and September 30, 2020 goodwill totaled $69.7 million, net of accumulated impairment of $51.9 million and is not deductible for tax purposes.

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)	September 30, 2020	December 31, 2019
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationship	10	89,500	89,500
Internal-use software modification	2.5	4,356	4,356
Total Amortizable Intangibles		297,656	297,656

Accumulated amortization:
Developed technology		61,594	50,676
Customer relationship		37,869	31,157
Internal-use software modification costs		3,920	2,613
Total Accumulated Amortization		103,383	84,446
Total Amortizable Intangibles, Net		194,273	213,210

Non-amortizable costs:
Trade name		10,300	10,300
Total Other Intangible Assets, Net		$204,573	$223,510

Amortization expense related to intangible assets amounted to $6.3 million for the three months ended September 30, 2020 and 2019 and $18.9 million for the nine months ended September 30, 2020 and 2019, respectively.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Estimated future annual amortization expense for the above amortizable intangible assets for the remaining periods through December 31, as follows (in thousands):

Amount
2020	$6,313
2021	23,507
2022	23,507
2023	23,507
2024	23,507
Thereafter	93,932
$194,273

6.    Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act provided the ability for taxpayers to carryback a net operating loss (“NOL”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five years preceding the year of the loss. The Company generated a significant NOL during its tax year ended March 31, 2019 and filed a carryback claim in June 2020 for this NOL. As a result of the carryback claim, the Company recorded an income tax benefit of $6.6 million on its condensed consolidated statement of operations for the nine months ended September 30, 2020, resulting from the difference in the current U.S. federal tax rate of 21% and the tax rate of 35% applicable in the carryback year.

The Company’s 2017 federal income tax return was selected for examination by the IRS in 2018. As a result of the examination, an adjustment related to the value allocated to the developed technology for tax purposes was potentially required. During 2019, the Company settled the 2017 examination and agreed to a reduction in the developed technology value from $210 million to $188 million for federal income tax purposes. As a result of this change in the value of the acquired developed technology, the Company has reduced its NOL carryforwards by approximately $2.8 million for previously taken amortization and increased the deferred tax liability related to the revised developed technology tax basis by approximately $4.6 million. In addition, the Company will no longer receive the tax basis upon payment of the Tax Receivable Agreement (“TRA”) liability, as the related deferred tax asset of $4.7 million for the TRA was also written off during 2019. The adjustments resulting from the change in developed technology value have been recorded as an income tax expense for the nine months ended September 30, 2019.

7.    Term and Revolving Loan

The Company had a Term Loan Credit and Guarantee Agreement (the “Term Loan”) as amended. The Term Loan was secured by assets of ATI Investment. The Term Loan was payable in quarterly installments of $5 million. As of December 31, 2019, the Term Loan had a balance of $57.7 million. The Term Loan accrued interest equal to applicable margin of 6.25% plus base rate (the “Base Rate Loan”) (8.96% at December 31, 2019). The balance of the Term loan is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $1.8 million at December 31, 2019. The Term Loan had an annual excess cash flow calculation which could require the Company to make advance principal payments. At December 31, 2019, the excess cash flow calculation resulted in the Term Loan be classified as current on the accompanying

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
condensed consolidated balance sheet. The Company paid the outstanding amount due on the Term Loan on February 2, 2020 and settled all obligations with respect to the Term Loan.

The Company had a credit facility (the “Revolving Loan”) as amended, which had a commitment of $100.0 million. As of September 30, 2020 and December 31, 2019, the Revolving Loan had an outstanding balance of $0.1 million and $70 thousand, respectively. The Revolving Loan had $30.7 million in letters of credit outstanding and availability of $68.9 million at September 30, 2020. The Revolving Loan accrues interest at base rate plus applicable margin (4.0% at September 30, 2020).

The Revolving Loan and Term Loan subjected the Company to a number of restrictive covenants, including financial covenants. These financial covenants include a minimum fixed charge coverage ratio, net leverage ratio, EBITDA, and excess cash flow percentage, as defined in the Revolving Loan and Term Loan Credit Facility. As of September 30, 2020, the Company was in compliance with all the required covenants.

In connection with the IPO and New Senior Secured Credit Facility the Company paid the remaining balance and settled all obligations related to the Revolving Loan. See Note 14 – Subsequent Events for discussion of New Senior Secured Credit Facility.

8.    Related Party Loan

On August 22, 2018, the Company entered into a $38.6 million senior secured promissory note, as amended (the “Senior Secured Loan”) with a unit holder of Parent that bears interest at a stated rate of 12% per year. Interest payments on the Senior Secured Loan are due quarterly and were based on the division of the Senior Secured Loan into two tranches: a $22.5 million tranche (“Tranche A”) that requires cash interest payments and; a $16.1 million tranche (“Tranche B”) that provides for payments in kind (“PIK”) through the addition of accrued interest to the principal balance.

The balance of the Senior Secured Loan, presented in the accompanying condensed consolidated balance sheets net of debt discount and issuance costs, is $41.8 million at December 31, 2019. The Company paid the remaining outstanding balance and accrued interest on July 31, 2020 to settle the obligation with respect to the Senior Secured Loan.

For the three months ended September 30, 2020 and 2019, interest expense totaled $0.3 million and $0.5 million, respectively, which consisted of cash interest, PIK interest and amortization of the debt discount. For the nine months ended September 30, 2020 and 2019, interest expense totaled $3.8 million and $4.1 million, respectively, which consisted of cash interest, PIK interest and amortization of the debt discount.

9.    Revenues

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Over-time Revenues	$112,329	$170,283	$620,447	$383,135
Point in time Revenues	27,133	27,489	71,649	40,054
Total Revenue	$139,462	$197,772	$692,096	$423,189

10.    Earnings (Loss) per Unit

The following table sets forth the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and Diluted:
Net income (loss)	$(7,232)	$18,191	$68,845	$12,965
Weighted-average units	119,994	119,994	119,994	119,994
Basic and diluted net earnings (loss) per unit	$(0.06)	$0.15	$0.57	$0.11

There are 26,671,594 Class B units and 1,000 Class C units of Parent issued to certain employees or directors of the Company which were not included in the calculation of basic or diluted EPS for the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019, as the Class B and Class C units do not represent potential units of the Company.

11.    Commitments and Contingencies

Litigation
The Company, in the normal course of business, is subject to claims and litigation. Management believes that there are no outstanding claims or assessments against the Company that would result in a material unfavorable outcome.

Contingent Consideration
TRA
Concurrent with Parent’s acquisition of Array Technologies Patent Holdings Co., LLC (the “Patent LLC”), Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into a TRA with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. (f/k/a Array Technologies, Inc.) to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in general and administrative in the accompanying consolidated statements of operations. At September 30, 2020 and December 31, 2019, the fair value of the TRA was $18.3 million and $17.8 million, respectively.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimating the amount of payments that may be made under the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to the former owners include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA.

Payments made under the TRA consider tax positions taken by the Company and are due within 125 days following the filing of the Company’s U.S. federal and state income tax returns under procedures described in the agreement. The current portion of the TRA liability is based on tax returns. The TRA will continue until all tax benefit payments have been made or the Company elects early termination under the terms described in the TRA.

As of September 30, 2020, the undiscounted future expected payments through December 31, under the TRA are as follows (in thousands):

Amount
2020	$7,414
2021	1,692
2022	1,748
2023	1,748
2024	1,748
2025 and thereafter	10,931
$25,281
Earn-Out Liability
The Company is required to pay the selling stockholders of Array future contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares held by the acquirer to a third party; initial public offering of the equity securities of Parent, acquirer or the Company; the sale of equity securities or assets of Parent, acquirer or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Parent, acquirer or the Company. The maximum aggregate earn-out consideration is $25.0 million.

The earn-out liability is included in contingent consideration in the accompanying consolidated balance sheets in the amount of $15.9 million and $0.4 million at September 30, 2020 and December 31, 2019, respectively.

The fair value of the earn-out liability was initially determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future cash flows, the probability of a qualifying event occurring, and a risk-free rate used to adjust the probability-weighted cash flows to their present value. Subsequent to the acquisition date, at each reporting period, the earn-out liability is re-measured to fair value with changes in fair value recorded in general and administrative in the accompanying consolidated statements of operations.

The following table summarizes the liability related to the estimated contingent consideration (in thousands):

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	TRA	Earn-Out Liability	Contingent Consideration
Balance, June 30, 2019	$15,378	$442	$15,820
Fair value adjustment	1,968	—	1,968
Balance, September 30, 2019	$17,346	$442	$17,788

Balance, June 30, 2020	$18,845	$1,822	$20,667
Fair value adjustment	(521)	14,112	13,591
Balance, September 30, 2020	$18,324	$15,934	$34,258

	TRA	Earn-Out Liability	Contingent Consideration
Balance, December 31, 2018	$17,168	$442	$17,610
IRS Settlement	(2,727)	—	(2,727)
Fair value adjustment	2,905	—	2,905
Balance, September 30, 2019	$17,346	$442	$17,788

Balance, December 31, 2019	$17,808	$442	$18,250
Fair value adjustment	516	15,492	16,008
Balance, September 30, 2020	$18,324	$15,934	$34,258

The TRA and earn-out liabilities require significant judgment and are classified as Level 3 in the fair value hierarchy.

12.    Equity Based Compensation

The Company accounts for equity grants to employees (Class B units and Class C units, “the Units”, of Parent) as equity based compensation under ASC 718, Compensation-Stock Compensation. The Units contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest in Parent. Equity based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Parent. However, the amount of equity based compensation at any date is equal to the portion of the grant date value of the award that is vested.

The Units issued to employees are measured at fair value on the grant date using an option pricing model. The Company utilizes the estimated weighted average of the Company’s expected fund life dependent on various exit scenarios to estimate the expected term of the awards. Expected volatility is based on the average of historical and implied volatility of a set of comparable companies, adjusted for size and leverage. The risk-free rates are based on the yields of U.S. Treasury instruments with comparable terms. Actual results may vary depending on the assumptions applied within the model.

On November 19, 2019 and May 19, 2020, Parent issued 22,326,653 and 4,344,941, respectively, Class B units to certain employees of the Company. On March 28, 2020, Parent issued 1,000 Class C units to a member of the board of directors of Array Technologies, Inc.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $3.3 million in equity based compensation, respectively. At September 30, 2020, the Company had $7.5 million of unrecognized compensation costs related to Class B units which is expected to be recognized over a period of 3.25 years. There were no forfeitures during 2020.

13.    Related Party Transactions

Accounts Payable-Related Party
The Company had $2.2 million and $5.9 million at September 30, 2020 and December 31, 2019, respectively, of accounts payable - related party with the former shareholders of Array and current unit holder of Parent. The payables relate to a Federal tax refund related to the pre-acquisition periods, restricted cash at acquisition date which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-acquisition period for which the seller provided the Company with indemnification.

Consent Fees-Related Party
The Company incurred $2.2 million in consent fees with the former majority shareholder of Array to allow a carryback of post-acquisition net operating losses to pre-acquisition periods under the CARES Act. The consent fee is included in accounts payable – related party and other income (expense), net in the accompanying condensed consolidated financial statements at September 30, 2020 and for the three and nine months ended September 30, 2020, respectively.

Related Party Loans - see Note 8

Contingent Consideration - see Note 11

14.    Subsequent Events

New Senior Secured Credit Facility
On October 14, 2020, the Company entered into a new credit senior credit facility consisting of (i) a $575 million senior secured seven-year term loan facility (the “New Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Senior Secured Credit Facility”). We used $105 million of our initial public offering (“IPO”) proceeds to pay down the balance of the New Term Loan Facility to $470 million, and the remaining proceeds for general corporate purposes, including working capital, operating expenses and capital expenditure.

Interest Rate
The interest rates applicable to the loans under the New Term Loan Facility equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 300 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the London interbank offered rate for the relevant currency, adjusted for statutory reserve requirements, and (b) 100 basis points, plus, in each case, the applicable margin of 400 basis points per annum.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
The interest rates applicable to the loans under the New Revolving Facility equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 225 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the London interbank offered rate for the relevant currency, adjusted for statutory reserve requirements, and (b) 50 basis points, plus, in each case, the applicable margin of 325 basis points per annum.

Guarantees and Security
The obligations under the New Senior Secured Credit Facility are guaranteed by ATI Investment Sub, Inc. and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the New Senior Secured Credit Facility are secured by a first priority security interest in substantially all of Array Tech, Inc.’s and the guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing, subject to customary exceptions.

Prepayments and Amortization
Loans under the New Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty. Loans under the New Term Loan Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than a 1% premium with respect to prepayments on account of certain “repricing events,” subject to exceptions, occurring within 12 months of the closing date of the New Senior Secured Credit Facility), subject to certain customary conditions.

Subject to certain customary exceptions, the New Senior Secured Credit Facility requires mandatory prepayments, but not permanent reductions of commitments thereunder, for excess cash flow, asset sales, subject to a right of reinvestment, and refinancing facilities.

The New Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% per annum of the original principal amount of the loans funded thereunder. There is no scheduled amortization under the New Revolving Credit Facility.

Restrictive Covenants and Other Matters
The New Senior Secured Credit Facility contains affirmative and negative covenants that are customary for financings of this type, including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type.

The New Revolving Credit Facility also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the New Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 7.10 to 1.00.

The New Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control.

ATI Intermediate Holdings, LLC and Subsidiaries
(a wholly-owned Subsidiary of ATI Investment Parent, LLC)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Special Distribution to Parent
On October 14, 2020, the Company issued a special distribution of $589 million to Parent (the “Special Distribution”). Proceeds for the New Senior Secured Credit facility and cash on hand were used to fund the special distribution.

Corporate Conversion and Stock Split
On October 14, 2020, prior to the issuance of any of our shares of common stock in our IPO, we converted from a Delaware limited liability company to a Delaware corporation. In connection with the corporate conversion we converted all 1,000 of our outstanding member units into 100,000,000 shares of common stock and then completed a stock split of 1.19994-for-1. The corporate conversion and stock split representing 119,994,467 shares of common stock have been adjusted retroactively for the purposes of calculating basic and diluted earnings per share.

Authorized Shares of Common and Preferred Stock
On October 14, 2020, in connection with the IPO, a new Certificate of Incorporation became effective for the Company, which authorized capital stock of 1,000,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value.

IPO
On October 19, 2020, we closed the IPO and sold 7,000,000 shares of common stock at a public offering price of $22.00 per share. We received net proceeds of $140.2 million after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $5.3 million. We used $105 million of the IPO proceeds to pay down the balance of the New Term Loan Facility to $470 million.

Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

Effective October 14, 2020, the Company granted an aggregate of 29,398 restricted stock units (RSU’s) to its non-employee directors in connection with their service on the board of directors and 470,608 RSU’s to certain executives and members of management. The RSU’s were granted under the 2020 Plan at the IPO price of $22.00 per share. Each share has a vesting commencement date of and is subject to a two to three-year vesting schedule, vesting annually on the anniversary date of the vesting commencement date.

Earn-out Payment
On October 14, 2020, as a result of certain qualifying events, the Special Distribution and shares sold in the IPO by the selling stockholders, a payment of $9.1 million was made to holders of the earn-out.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included in the Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2018 and 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations and Critical Accounting Policies and Significant Judgements and Estimates, included in our final prospectus, or the Prospectus filed with the Securities and Exchange Commission, or the SEC, on October 14, 2020 relating to our Registration Statement on Form S-1 (File No 333-248969). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-Q captioned “Forward-Looking Statements” and “Risk Factors.”

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains the presentation of Adjusted EBITDA and Adjusted Net Income, which are not presented in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA and Adjusted Net Income to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA and Adjusted Net Income only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA and Adjusted Net Income to Net Income, the most comparable GAAP measure to each, are provided in “—Non-GAAP Financial Measure.”

Overview

We are one of the world’s largest manufacturers of ground-mounting systems used in solar energy projects. Our principal product is an integrated system of steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers generate up to 25% more energy than projects that use “fixed tilt” mounting systems, which do not move.

Our trackers use a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, our largest competitor’s design requires one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent on a linked-row, rotating gear drive system does not expire until February 5, 2030.

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. In 2019, we derived 87%, 8% and 5% of our revenues from customers in the U.S., Australia and rest of the world, respectively.

We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of September 30, 2020, we had 369 full-time employees.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, we have maintained uninterrupted business operations with normal turnaround times for its delivery of solar tracking systems. We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. The extent to which COVID19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products from year to year is megawatts (“MWs”) shipped generally and the change in MW shipped from period to period specifically. MWs is measured for each individual project and is calculated based on the expected output of that project once installed and fully operational.

We also utilize metrics related to price and cost of goods sold per MW, including average selling price (“ASP”) and cost per watt (“CPW”). ASP is calculated by dividing total applicable revenues by total applicable MWs, whereas CPW is calculated by dividing total applicable costs of goods sold by total applicable MWs. These metrics enable us to evaluate trends in pricing, manufacturing cost and customer profitability.

Key Components of Our Results of Operations

The following discussion describes certain line items in our consolidated statements of operations.

Revenue
We generate revenue from the sale of solar tracking systems and parts. Our customers include EPCs, utilities, solar developers and independent power producers. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars. Our average contract value and duration was approximately $6 million and three months, respectively, in 2019.

Our revenue is affected by changes in the volume and ASPs of solar tracking systems purchased by our customers. The quarterly volume and ASP of our systems is driven by the supply of, and demand for, our products, changes in product mix between module type and wattage, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.

Our revenue growth is dependent on continued growth in the amount of solar energy projects installed each year as well as our ability to increase our share of demand in each of the geographies where we compete, expand our global footprint to new evolving markets, grow our production capabilities to meet demand and to continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including purchased components, as well as costs related to shipping, tariffs, customer support, product warranty, personnel and depreciation of test and manufacturing equipment. Personnel costs in cost of revenue includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation; economies of scale resulting in lower component costs, and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.

Gross profit may vary from quarter to quarter and is primarily affected by our ASPs, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 110 as of December 31, 2018 to approximately 150 as of December 31, 2019 and 170 at September 30, 2020, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

General and administrative expenses
General and administrative expenses consist primarily of salaries, share based compensation expense, employee benefits and payroll taxes related to our executives, sales, finance, human resources, information technology, engineering and legal organizations, travel expenses, facilities costs, marketing expenses, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect an increase in the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. The majority of our sales in 2019 were in the U.S.; however, during the year we expanded our international presence with additional global sales staff. We currently have a sales presence in the U.S., Australia, the U.K. and Brazil. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also expect that as a public company we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the earn-out and the TRA entered into with Ron P. Corio, our indirect stockholder, concurrent with Parent’s acquisition of Patent LLC.

The earn-out liability was recorded at fair value at the acquisition date and subsequent changes in the fair value are recognized in earnings. Fair value of the earn-out liability is measured based upon the expected return of investment of Parent, among other things. Cash payments related to the earn-out liability are required upon the occurrence of certain events, including the consummation of an IPO; the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Parent held by Oaktree Power and Oaktree Investors to a third party; the sale of equity securities or assets of Parent, ATI Investment Sub, Inc. or Array Technologies, Inc. to a third-party; or a merger, consolidation, recapitalization or reorganization of Parent, ATI Investment Sub, Inc. or the Company. The IPO and the Special Distribution required the Company was required to make a cash payment of $9.1 million in October 2020.

The TRA liability was recorded at fair value at the acquisition date and subsequent changes in the fair value are recognized in earnings. The TRA will generally provide for the payment by Array Technologies, Inc. to Ron P. Corio for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Technologies, Inc. from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating fair value of the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Ron P. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA.

Depreciation
Depreciation in our operating expense consists of costs associated with property, plant and equipment (“PP&E”) not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel we will require some additional PP&E to support this growth resulting in additional depreciation expense.

Amortization
Amortization of intangibles consist of developed technology, customer relationships and internal-use software modifications over their expected period of use.

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior ABL Facility, interest on the Senior Secured Promissory Note, and interest on our Term Loan Facility (as defined below), which was fully repaid on February 2, 2020.

Income Tax Expense
We are subject to federal and state income taxes in the United States.

Results of Operations

The following tables set forth our consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$139,462	$197,772	$692,096	$423,189
Cost of Revenue	112,731	150,845	524,747	333,024
Gross profit	26,731	46,927	167,349	90,165

Operating Expenses
General and administrative	11,873	10,239	34,772	27,939
Contingent consideration	13,591	1,968	16,008	178
Depreciation and amortization	6,374	6,371	19,117	19,133
Total Operating Expenses	31,838	18,578	69,897	47,250

Income (Loss) from Operations	(5,107)	28,349	97,452	42,915

Other Expense
Other income (expense), net	(29)	(8)	(2,163)	106
Interest expense	(673)	(4,492)	(8,313)	(13,879)
Total Other Expense	(702)	(4,500)	(10,476)	(13,773)
Income (Loss) Before Income Tax Expense	(5,809)	23,849	86,976	29,142
Income Tax Expense	1,423	5,658	18,131	16,177
Net Income (Loss)	$(7,232)	$18,191	$68,845	$12,965

Other Non-GAAP Financial Information:
Adjusted EBITDA	$16,638	$39,284	$140,490	$71,843
Adjusted Net Income	$8,771	$26,137	$93,365	$43,152

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted Net Income (Non-GAAP)

We present Adjusted EBITDA and Adjusted Net Income as supplemental measures of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) other (income) expense, (iii) income tax expense (benefit), (iv) depreciation expense, (v) amortization of intangibles, (vi) equity based compensation, (vii) remeasurement of the fair value of contingent consideration, (viii) ERP implementation costs, (ix) certain legal expense, and (x) other costs. We define Adjusted Net Income as net income (loss) plus (i) amortization of intangibles, (ii) equity based compensation, (iii) remeasurement of the fair value of contingent consideration, (iv) ERP implementation costs, (v) certain legal expense, (vi) other costs, and (vii) income tax expense (benefit) of adjustments.

Adjusted EBITDA and Adjusted Net Income are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present Adjusted EBITDA and Adjusted Net Income because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA and Adjusted Net Income: (i) as factors in evaluating management’s performance when determining incentive compensation; (ii) to evaluate the effectiveness of our business strategies; and (iii) because our credit agreement uses measures similar to Adjusted EBITDA and Adjusted Net Income to measure our compliance with certain covenants.

Among other limitations, Adjusted EBITDA and Adjusted Net Income do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; do not reflect income tax expense or benefit; and other companies in our industry may calculate Adjusted EBITDA and Adjusted Net Income differently than we do, which limits their usefulness as comparative measures.

Because of these limitations, Adjusted EBITDA and Adjusted Net Income should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA and Adjusted Net Income on a supplemental basis. You should review the reconciliation of net income (loss) to Adjusted EBITDA and Adjusted Net Income below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(7,232)	$18,191	$68,845	$12,965
Interest expense	673	4,492	8,313	13,879
Other (income) expense, net	29	8	2,163	(106)
Income tax expense	1,423	5,658	18,131	16,177
Depreciation expense	551	518	1,650	1,550
Amortization of intangibles	6,312	6,312	18,937	18,937
Equity based compensation	852	—	3,264	—
Contingent consideration	13,591	1,968	16,008	178
ERP implementation costs(a)	375	888	1,946	2,225
Legal expense(b)	64	1,103	899	3,240
Other costs(c)	—	146	334	2,798
Adjusted EBITDA	$16,638	$39,284	$140,490	$71,843

(a) Represents consulting costs associated with our enterprise resource planning system implementation.

(b) Represents certain legal fees and other related costs associated with (i) a patent infringement action against a competitor for which a judgement has been entered in our favor and successful defense of a related matter and (ii) a pending action against a competitor in connection with violation of a non-competition agreement and misappropriation of trade secrets. We consider these costs not representative of legal costs that we will incur from time to time in the ordinary course of our business.

(c) For the three months ended September 30, 2020 and 2019, other costs represent (i) consulting fees for certain accounting, finance and IT services of $0.1 million in 2019, that we do not expect to re-occur in the future. For the nine month periods, other costs represent (i) consulting fees for certain accounting, finance and IT services of $2.6 million in the nine months ended September 30, 2019. (ii) $0.2 million in the nine months ended September 30, 2019 for the executive consulting costs, and (iii) $0.3 million during the nine months ended September 30, 2020 for costs incurred in preparation for an IPO.

The following table reconciles net income (loss) to Adjusted Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (loss)	$(7,232)	$18,191	$68,845	$12,965
Amortization of Intangibles	6,312	6,312	18,937	18,937
Equity Based Compensation	852	—	3,264	—
Contingent consideration	13,591	1,968	16,008	178
ERP Implementation Costs(a)	375	888	1,946	2,225
Legal Expense(b)	64	1,103	899	3,240
Other Costs(c)	—	146	2,566	2,798
Income Tax Expense (Benefit) of Adjustments(d)	(5,191)	(2,471)	(12,492)	(6,475)
Non-recurring income tax adjustments related to the IRS settlement and CARES Act(e)	—	—	(6,608)	9,284
Adjusted Net Income	$8,771	$26,137	$93,365	$43,152

Adjusted Effective Tax Rate(e)	24.5%	23.7%	28.4%	23.7%

(a) Represents consulting costs associated with our enterprise resource planning system implementation.

(b) Represents certain legal fees and other related costs associated with (i) a patent infringement action against a competitor for which a judgement has been entered in our favor and successful defense of a related matter and (ii) a pending action against a competitor in connection with violation of a non-competition agreement and misappropriation of trade secrets. We consider these costs not representative of legal costs that we will incur from time to time in the ordinary course of our business.

(c) For the three months ended September 30, 2020 and 2019, other costs represent (i) consulting fees for certain accounting, finance and IT services of $0.1 million in 2019 that we do not expect to re-occur in the future. For the nine month periods, other costs represent (i) consulting fees for certain accounting, finance and IT services of $2.6 million in the nine months ended September 30, 2019 (ii) $0.2 million in the nine months ended September 30, 2019 for the executive consulting costs, (iii) $0.3 million during the nine months ended September 30, 2020 for costs incurred in preparation for an IPO and, (iv) $2.2 million in the nine months ended September 30, 2020 for amounts owed to the former majority shareholder in connection with tax benefits received as part of the CARES act.

(d) Represents incremental tax expense from adjustments assuming the adjusted effective tax rate.

(e) Represents the Effective Tax Rate for the periods presented, adjusted for the following items (i) for the nine months ended September 30, 2019 the effective tax rate of 55.5% was reduced by 31.8% ($9.3 million) to 23.7% to eliminate the impact of adjustments made to income tax expense due to the settlement of an IRS examination and, (ii) for the nine months ended September 30, 2020 the effective tax rate of 20.8% was increased by 7.6% ($6.6 million) to 28.4% eliminate the impact of adjustments made to income tax expense due to the CARES act.

Comparison of three months ended September 30, 2020 and 2019

Revenues
Revenues decreased by $58.3 million, or 29%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Total MW delivered decreased by approximately 28% for the three months ended September 30, 2020 driven by a higher proportion of our volume occurring in the first half of the year in 2020 versus 2019, primarily due to certain customers electing to take deliveries ahead of build schedules to take advantage of the ITC.

Cost of Revenue and Gross Profit
Cost of revenue decreased by $38.1 million, or 25%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the decrease in the number of MW delivered. Gross profit as a percentage of revenue decreased from 23.7% for the three months ended September 30, 2019 to 19.2% for the three months ended September 30, 2020. The decrease in Gross Profit as percentage of revenue reflects an increase in our logistics costs as a percent of revenue as well as lower product gross margins due to the mix of projects delivered in 2020 versus in 2019.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $1.6 million, or 16%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in expense was primarily due to additional consulting and professional fees incurred in the third quarter of 2020 associated with our public offering. The increase in expense also represents additional headcount driven by the growth of the company over the last twelve months and a charge for share-based compensation expense in 2020 with no comparable expense in 2019.

Contingent Consideration
Contingent consideration expense increased by $11.6 million, or 591%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to an increase in the fair value of our earn-out obligation as a result of our anticipated IPO valuation and a slight decrease in the fair value of our Tax Receivable Agreement. The earn-out value is based upon the anticipated return of investment our sponsor expects to receive upon liquidation of its investment in Array. At September 30, 2020 we used the anticipated IPO valuation at the mid-point of the range, or $19.00 per share, to fair value the earn-out. Based upon the current trading price of our common stock we expect another increase in the fair value of the earn-out in the fourth quarter of 2020. The earn-out maximum is $25 million of which we have accrued $15.9 million at September 30, 2020.

Depreciation
Depreciation expense for the three months ended September 30, 2020 was similar to the three months ended September 30, 2019 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the three months ended September 30, 2020 was similar to the three months ended September 30, 2019 as we did not add any significant intangible assets.

Interest Expense
Interest expenses decreased by $3.8 million, or 85%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower interest on our Term Loan Facility as it was paid in full in February 2020 and our Senior Secured Loan as it was paid in full in July 2020. During October 2020 we entered into our new Senior Secured Credit Facility and borrowed $575 million. We used IPO proceeds to repay $105 million resulting in a balance of $470 million outstanding. We anticipate an increase in interest expense as a result of our New Senior Secured Credit Facility.

Income Tax Expense
Income tax expense decreased by $4.2 million, or 75% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to the decrease in earnings. Our effective tax rate was 24.5% for the three months ended September 30, 2020 and 23.7% for the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

Revenue
Revenue increased by $268.9 million, or 64%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Total MW delivered increased by approximately 63% for the nine months ended September 30, 2020 driven by higher volumes domestically and partially reflects a heavier first half weighting to our volume due to certain customers electing to take deliveries ahead of build schedules to take advantage of the ITC.

Cost of Revenue and Gross Profit
Cost of revenue increased by $191.7 million, or 58%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the increase in the number of MW delivered. Gross profit as a percentage of revenue increased from 21.3% for the nine months ended September 30, 2019 to 24.2% for the nine months ended September 30, 2020. The increase in Gross Profit as percentage of revenue reflects improved project mix coupled with continued improvements in our global supply chain efficiencies and improvements in material and logistics planning and execution.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $6.8 million, or 24%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in expense was primarily due to a $4.1 million recovery of an account receivable that was previously reserved during the nine months ended September 30, 2019. The increase in general and administrative expense also relates to a $3.3 million expense in the nine months ended September 30, 2020 for equity-based compensation with no comparable expense in 2019. Finally, in 2020 we increased our internal headcount leading to higher payroll and related costs but we were able to partially offset those increases with a reduction in third-party spend related to business process outsourcing, consulting costs, and other professional fees.

Contingent Consideration
Contingent consideration expense increased by $15.8 million, or 8,893%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in the fair value of our earn-out obligation as a result of our anticipated IPO valuation and a slight increase in the fair value of our Tax Receivable Agreement. The earn-out value is based upon the anticipated return of investment our sponsor expects to receive upon liquidation of its investment in Array. At September 30, 2020 we used the anticipated IPO valuation at the mid-point of the range, or $19.00 per share, to fair value the earn-out. Based upon the current trading price of our common stock we expect another increase in the fair value of the earn-out in the fourth quarter of 2020. The earn-out maximum is $25 million of which we have accrued $15.9 million at September 30, 2020.

Depreciation
Depreciation expense for the nine months ended September 30, 2020 was similar to the nine months ended September 30, 2019 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the nine months ended September 30, 2020 was similar to the nine months ended September 30, 2019 as we did not add any significant intangible assets.

Interest Expense
Interest expenses decreased by $5.6 million, or 40%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower interest on our Term Loan Facility as it was paid in full in February 2020 and our Senior Secured Loan as it was paid in full in July 2020. During October 2020 we entered into our new Senior Secured Credit Facility and borrowed $575 million. We used IPO proceeds to repay $105 million resulting in a balance of $470 million outstanding. We anticipate an increase in interest expense as a result of our New Senior Secured Credit Facility.

Income Tax Expense
Income tax expense increased by $2.0 million, or 12% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to the increase in earnings. Our effective tax rate was 20.8% for nine months ended September 30, 2020 and 55.5% for the nine months ended September 30, 2019. The 55.5% effective tax rate for the nine months ended September 30, 2019 was related to a $9.3 million permanent difference from the settlement of an IRS examination which reduced the value of the developed technology from $210.0 million to $188.0 million for federal income tax purposes. The reduction in value increased our deferred tax liability related to the developed technology by $4.6 million. The settlement with the IRS also resulted in payments related to the Tax Receivable Agreement being non-deductible for tax purposes, resulting in the write-off of the deferred tax asset related to the Tax Receivable Agreement totaling $4.7 million. The 20.8% effective tax rate for the nine months ended September 30, 2020 was related to a $6.6 million income tax benefit received from the NOL carryback provision provided by the CARES Act.

Liquidity and Capital Resources

Historical Cash Flow

The following table compares the historical cash flow (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net Cash Used in Operating Activities	$(226,500)	$(11,520)
Net Cash Used in Investing Activities	(610)	(784)
Net Cash Used in Financing Activities	(107,003)	(25,674)
Net Decrease in Cash and Restricted Cash	$(334,113)	$(37,978)

We have historically financed our operations primarily with the net proceeds from Parent contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows will be sufficient to meet our future cash needs. Our New Senior Secured Credit Facility (see discussion below) provides an additional source of short and long-term liquidity to fund operations.

As of September 30, 2020, our cash was $27.1 million. Net working capital as of September 30, 2020 was $117.9 million.

As of September 30, 2020, we had outstanding borrowings of $0.1 million and $68.9 million available for additional borrowings under our Senior ABL Facility.

Operating Activities
For the nine months ended September 30, 2020, cash used by operating activities was $226.5 million primarily due to payments to our suppliers for products that were paid for by customers in 2019, but that we did not ship until 2020. In order for our customers to take advantage of the ITC credit, we received payment on these projects in the fourth quarter of 2019.

For the nine months ended September 30, 2019 cash used in operating activities was $11.5 million, due to an increase in accounts receivable of $63.2 million, an increase in inventory of $40.1 million, and a decrease in accrued expenses and other of $13.2 million. These were partially offset by net income in the period of $13.0 million and non-cash addbacks to net income of $38.9 million. Additionally, accounts payable increased $33.1 million, income tax receivables decreased $8.4 million, and prepaid expenses and other decreased $9.8 million.

Investing Activities
For the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $0.6 million and $0.8 million, respectively, primarily attributable to the purchase of property and equipment.

Financing Activities
For the nine months ended September 30, 2020, net cash used by financing activities was $107.0 million, of which $57.7 million and $45.6 million was attributable to the payment of the Term Loan Facility and Related Party Loans, respectively.

For the nine months ended September 30, 2019, net cash used by financing activities was $25.7 million, of which $20.0 million was attributable to schedule principal payments on the Term Loan Facility and $5.8 million was related to payments on our Senior ABL Facility.

Debt Obligations

Term Loan Facility
On June 23, 2016, we entered into a term loan agreement with Jefferies Finance LLC, providing for a term loan in an aggregate amount of $200 million (the “Term Loan Facility”). As of December 31, 2019, the Term Loan Facility had a balance of $57.7 million. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheet net of debt discount and issuance costs of $1.8 million at December 31, 2019. The Term Loan Facility contains a provision under which a percentage of excess cash flow must be used to pay down the loan. As of December 31, 2019, the excess cash flow provision resulted in the Term Loan Facility being classified as current on the accompanying consolidated balance sheet. On February 7, 2020, the Company repaid the Term Loan Facility in full and settled all obligations with respect to the Term Loan Facility.

Senior ABL Facility
The Company had a Senior ABL Facility which, as amended on March 23, 2020, had maximum availability of $100.0 million and matures on March 23, 2025. The amount available to be borrowed under the Senior ABL Facility was determined by a borrowing base consisting of our eligible inventory, eligible accounts receivable and cash. As of September 30, 2020, the Senior ABL Facility had an outstanding balance of $0.1 million. The Senior ABL Facility had $30.7 million in letters of credit outstanding and availability of $68.9 million at September 30, 2020. On October 14, 2020, we repaid the entire outstanding balance of the Senior ABL Facility.

The interest rates applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest determined by reference to a base rate plus an applicable margin ranging from 0.50% to 1.00% or a prime rate or Eurocurrency rate plus an applicable margin ranging from 1.50% to 2.00%. The applicable margin is adjusted after the completion of each full fiscal quarter based upon the pricing grid in the Senior ABL Facility.

The Senior ABL Facility contains a number of customary affirmative and negative covenants, including covenants that restrict our ability to borrow money, grant liens, pay dividends or dispose of assets, and events of default. Specifically, we are required to maintain a fixed charge coverage ratio, measured as of the last day of each full fiscal quarter, of at least 1.10 to 1.00.

Letter of Credit Facility
On December 16, 2019, we entered into a letter of credit facility (the “LC Facility”) to provide customers with additional credit support in the form of a standby letter of credit to secure our performance obligations under contracts for which certain customers elected to prepay for the design and manufacture of tracker systems. The LC Facility has a commitment of $100.0 million in standby letters of credit which expired August 31, 2020.

Senior Secured Promissory Note
On August 22, 2018, High Desert Finance LLC, our wholly owned subsidiary, issued $38.6 million Senior Secured Promissory Note (the “Senior Secured Promissory Note”) in favor of Ron P. Corio, our indirect stockholder, that was secured by the outstanding common stock of ATI Investment Holdings, Inc. The maturity due date of the Senior Secured Promissory Note was originally February 22, 2020 but was subsequently amended to extend the due date to September 22, 2020.

The Company paid the remaining outstanding balance and accrued interest on July 31, 2020 to settle the obligation with respect to the Senior Secured Promissory Note.

New Senior Secured Credit Facility
On October 14, 2020, we entered into a new credit senior credit facility consisting of (i) a $575 million senior secured seven-year term loan facility (the “New Term Loan Facility”) and (ii) a $150 million senior secured five-year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan Facility, the “New Senior Secured Credit Facility”).

Interest Rate
The interest rates applicable to the loans under the New Term Loan Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 300 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the London interbank offered rate for the relevant currency, adjusted for statutory reserve requirements, and (b) 100 basis points, plus, in each case, the applicable margin of 400 basis points per annum.

The interest rates applicable to the loans under the New Revolving Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 225 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the London interbank offered rate for the relevant currency, adjusted for statutory reserve requirements, and (b) 50 basis points, plus, in each case, the applicable margin of 325 basis points per annum.

Guarantees and Security
The obligations under the New Senior Secured Credit Facility are guaranteed by ATI Investment Sub, Inc. and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the New Senior Secured Credit Facility are secured by a first priority security interest in substantially all of Array Tech, Inc.’s and the guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing, subject to customary exceptions.

Prepayments and Amortization
Loans under the New Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty. Loans under the New Term Loan Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than a 1% premium with respect to prepayments on account of certain “repricing events,” subject to exceptions, occurring within 12 months of the closing date of the New Senior Secured Credit Facility), subject to certain customary conditions.

Subject to certain customary exceptions, the New Senior Secured Credit Facility requires mandatory prepayments, but not permanent reductions of commitments thereunder, for excess cash flow, asset sales, subject to a right of reinvestment, and refinancing facilities.

The New Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% per annum of the original principal amount of the loans funded thereunder. There is no scheduled amortization under the New Revolving Credit Facility.

Restrictive Covenants and Other Matters
The New Senior Secured Credit Facility contains affirmative and negative covenants that are customary for financings of this type, including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type.

The New Revolving Credit Facility also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the New Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 7.10 to 1.00.

The New Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control.

Special Distribution to Parent
On October 14, 2020, the Company issued the Special Distribution of $589 million to Parent. Proceeds for the New Senior Secured Credit facility and cash on hand were used to fund the Special Distribution.

IPO
On October 19, 2020, we closed our IPO and sold 7,000,000 shares of common stock at a public offering price of $22.00 per share. We received net proceeds of $140.2 million after deducting underwriting discounts and commissions of $8.5 million and other offering costs of $5.3 million. We used $105 million of the IPO proceeds to pay down the balance of the New Term Loan Facility to $470 million.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition
The Company recognized revenues from the sale of solar tracking systems and parts and determines its revenue recognition through the following steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations within the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations within the contract; and (v) recognition of revenue when, or as the performance obligation has been satisfied.

Performance Obligations
The Company’s contracts with customers are predominately accounted for as one performance obligation, as the majority of tasks and services is part of a single project or capability. As these contracts are typically a customized assembly for a customer-specific solution, the Company uses the expected cost-plus margin approach to estimate the standalone selling price of each performance obligation. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. In assessing the recognition of revenue, the Company also evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. The Company analyzes its changed orders to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract. The Company’s change orders are generally modifications to existing contracts and are included in the total estimated contract revenue when it is probable that the change order will result in additional value that can be reliably estimated and realized. The majority of the Company’s contracts do not contain variable consideration provisions as a continuation of the original contract.

The Company’s performance obligations are satisfied predominately over-time as work progresses for its custom assembled solar systems, utilizing an output measure of completed products and based on the timing of the product’s shipments considering the shipping terms described in the contract.

Revenue recognized for the Company’s part sales are recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Contract Estimates
Accounting for contracts utilizing the over-time method and their expected cost-plus margins is based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; and the availability and timing of funding from the customer. The Company reviews and updates its contract-related estimates each reporting period. The Company recognizes adjustments in estimated expected cost-plus on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet, recorded on a contract-by-contract basis at the end of each reporting period. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e. unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. As of September 30, 2020 and December 31, 2019, contract assets consisting of unbilled receivables totaling $34.8 million and $16.1 million, respectively, were recorded within accounts receivable on the consolidated balance sheet. The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e. deferred revenue) relate to advanced orders and payments received by the Company and are the result of customers looking to take advantage of certain U.S. federal tax incentives set to decrease at the end of 2019. Based on the terms of the tax incentives the customer must pay for the goods prior to December 31, 2019 which accounts for the increase in the advanced orders and payments and the resulting deferred revenue. As of September 30, 2020 and December 31, 2019, contract liabilities consisting of deferred revenue was presented separately on the consolidated balance sheets.

Product Warranty
The Company offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from five to twenty years from customer acceptance. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary.

Inventory Valuation
Inventories consist of raw materials and finished goods. Inventories are stated at the lower of cost or estimated net realizable value using the weighted average method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values which require estimates by management.

Contingent Consideration
Tax Receivable Agreement
Concurrent with Parent’s acquisition of Patent LLC, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into the TRA with Ron P. Corio, our indirect stockholder. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in general and administrative in the Company’s consolidated statement of operations. The TRA obligations were recorded at acquisition-date fair value at inception and is classified as a liability. The TRA will generally provide for the payment by Array Tech, Inc. (f/k/a Array Technologies, Inc.) to Ron P. Corio, our indirect stockholder, for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Technologies, Inc. from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating the amount of payments that may be made under the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Ron P. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA. As of September 30, 2020 and December 31, 2019, the estimated fair value of the TRA is $18.3 million and $17.8 million, respectively, which has been recorded as a liability. Subsequent changes in fair value of the TRA will be recognized in earnings.

Earn-Out Obligations
Under the Earn-Out Agreement, dated June 23, 2016, by and among ATI Investment Parent, LLC, ATI Investment Sub, Inc., Array Technologies, Inc., and the seller parties thereto (the “Earn-Out Agreement”), the Company is required to pay the former stockholders of Array Technologies, Inc., including Ron P. Corio, an indirect stockholder, future contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the consummation of an IPO; the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Parent held by Oaktree Power and Oaktree Investors to a third party; the sale of equity securities or assets of Parent, ATI Investment Sub, Inc. or Array Technologies, Inc. to a third-party; or a merger, consolidation, recapitalization or reorganization of Parent, ATI Investment Sub, Inc. or the Company. The maximum aggregate earn-out consideration is $25.0 million.

As of September 30, 2020 and December 31, 2019, the estimated fair value of the earn-out obligations is $15.9 million and $0.4 million, respectively, which has been recorded as a liability. Subsequent changes in fair value of the earn-out liability will be recognized in earnings.

Equity-Based Compensation Expense
The Company accounts for equity grants to employees (Class B units of Parent) as stock-based compensation under ASC 718, Compensation-Stock Compensation. The Class B units contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest in Parent. Equity based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Parent. However, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

The Class B units issued to employees are measured at fair value on the grant date using an option pricing model. The Company utilizes the estimated weighted average of the Company’s expected fund life dependent on various exit scenarios to estimate the expected term of the awards. Expected volatility is based on the average of historical and implied volatility of a set of comparable companies, adjusted for size and leverage. The risk-free rates are based on the yields of U.S. Treasury instruments with comparable terms. Actual results may vary depending on the assumptions applied within the model.

On November 19, 2019 and May 19, 2020, Parent issued 22,326,653 and 4,344,941, respectively, Class B units to certain employees of the Company. On March 28, 2020, Parent issued 1,000 Class C units to a member of the board of directors of Array Technologies, Inc. For the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $3.3 million, respectively, in equity-based compensation. At September 30, 2020, the Company had $7.5 million of unrecognized compensation costs related to Class B units which is expected to be recognized over a period of 3.25 years. There were no forfeitures during 2019 or 2020. Following the Corporate Conversion, the Class B Units in Parent remained outstanding and were not converted into shares of common stock of the Company.

Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies,’’ in the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements, as well as our audited financial statements and notes thereto as of and for the years ended December 31, 2018 and 2019 included in our Prospectus.

JOBS Act Accounting Election
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:
•a requirement to present only two years of audited financial statements and only two years of selected financial data;
•an exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements, and registration statements; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will not be subject to the same new or revised accounting standards at the same time as other public companies that are not emerging growth companies or those that have opted out of using such extended transition period, which may make comparison of our financial statements with such other public companies more difficult. We may take advantage of these reporting exemptions until we no longer qualify as an emerging growth company, or, with respect to adoption of certain new or revised accounting standards, until we irrevocably elect to opt out of using the extended transition period.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these reduced reporting burdens.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in steel and aluminum prices and customer concentrations. We do not hold or issue financial instruments for trading purposes.

Concentrations of Major Customers

Our customer base consists primarily of solar contractors and utilities. We do not require collateral on our trade receivables. For the nine months ended September 30, 2020, our largest customer and five largest customers constituted 14.3% and 45.9% of total revenues, respectively. Two customers, Lightsource Renewable Energy US, LLC and Blattner Energy, Inc., made up 24.5% of revenue and are the only customers greater than 10% of total revenue for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, our largest customer and five largest customers constituted 21.1% and 55.2% of total revenues, respectively. Three customers made up 43.1% of revenue and are the only customers constituting greater than 10% of total revenue for the nine months ended September 30, 2019. The loss of any one of our top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the solar industry and, as such, the Company is exposed to normal industry credit risks. As of September 30, 2020, our largest customer and five largest customers constituted 21.7% and 23.9% of trade accounts receivable, respectively. As of December 31, 2019, our largest customer and five largest customers constituted 29.5% and 69.0% of trade accounts receivable, respectively. We continually evaluates our reserves for potential credit losses and establishes reserves for such losses.

Commodity Price Risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, that are used in our products. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, and could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses that existed in our internal control over financial reporting as described below. These material weaknesses related to our financial close process, reconciliation of deferred revenue and unbilled revenue and inventory cut-off and pricing, specifically due to lack of qualified accounting and finance personnel which resulted in certain material corrections to the financial statements.

Material Weaknesses in Internal Control over Financial Reporting
In connection with the audit of our financial statements as of and for each of the years ended December 31, 2018 and 2019, we identified material weaknesses in our internal control over financial reporting.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including the following:
•We have hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial statement close process.
•We have taken steps intended to remediate the inventory cut-off and pricing material weakness through additional procedures and controls in the financial statement close process while working to deploy system enhancements designed to improve the accuracy of inventory reporting.
•We began an evaluation of third parties to assist us with formalizing our internal control documentation and implementation of enhancements to our internal control over financial reporting.

These additional resources and activities are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses.

Changes in Internal Control over Financial Reporting.

Other than the implementation of measures described above under Material Weaknesses in Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Colin Mitchell, Nextracker, Inc., Flextronics International U.S.A., Inc., Marco Garcia, Daniel S. Shugar, and Scott Graybeal (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. Defendant Mitchell was formerly an employee of the Company, but was hired by Nextracker in violation of his non-compete agreement, and shared with Nextracker and the other defendants certain of Array’s trade secrets and confidential information in violation of his legal obligations. Defendants filed their answer to the amended complaint on February 5, 2018 denying the allegations, but did not assert any counterclaims against Array. The case has been vigorously litigated through the close of fact discovery and expert discovery. As of September 1, 2020, the court has ruled on a number of motions, including a dismissal of the Defendants’ unclean hands defense and granting partial summary judgment in favor of Array for breach of contract. As of September 30, 2020, the Court has denied in every material aspect the motion for summary judgment filed by the Defendants. The Court has yet to rule on a motion for sanctions filed by Array. We anticipate that once the court has ruled on all of the pending motions, and the court procedures allow for jury trials to resume, it will set a trial date.

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors

You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in the Prospectus, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in the Prospectus. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Our Industry

If demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, our business will suffer.

Our solution is utilized in large-scale ground-mounted solar energy projects. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar energy as an alternative energy source at levels sufficient to grow our business. If demand for solar energy fails to develop sufficiently, demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.

Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products or harm our ability to compete.

Federal, state, local and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, heavily influence the market for electricity generation products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures, and system permitting, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, prospects, financial condition and results of operations.

A significant recent development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts, (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for utilities to purchase its output, (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility, and (4) that reduce barriers for third parties to challenge PURPA eligibility. The net effect of these changes is uncertain, as FERC’s final rules do not become effective until 120 days after publication in the Federal Register, and some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, however, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.

Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations or policies in the U.S., Europe or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government, utility or electric market regulations or policies that favor electric utilities, non-solar generation, or other market participants, or that make construction or operation of new solar generation facilities more expensive or difficult, could reduce the competitiveness of solar energy systems and cause a significant reduction in demand for our products and services and adversely impact our growth. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.

If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. Such means may afford only limited protection of our intellectual property and may not (i) prevent our competitors from duplicating our processes or technology; (ii) prevent our competitors from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage.

We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in numerous countries across the world, including in the United States, Europe, and China, some of which have been issued. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to United States patents issued to us, there can be no assurance that any of our patents, patent applications, or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around, or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings including re-examination, post-grant review, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subjected to attacks on ownership, validity, enforceability, or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position.

In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret, and other intellectual property laws and judicial systems may not be available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed, or otherwise violated. Filing, prosecuting, maintaining, and defending our intellectual property in all countries throughout the world may be prohibitively expensive, and we may choose to forego such activities in some applicable jurisdictions. The lack of adequate legal protections of intellectual property or failure of legal remedies or related actions in jurisdictions outside of the United States could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have initiated, and may in the future need to initiate infringement claims or litigation in order to try to protect or enforce our intellectual property rights. For instance, we have brought an action against a competitor in connection with misappropriation of trade secrets that remains pending (see Item 1. Legal Proceedings). Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.

Our competitors and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time we may be subject to claims of infringement, misappropriation, or other violation of patents or other intellectual property rights and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands, and from making, selling or incorporating certain components or intellectual property into the products and services we offer. As a result, we could be forced to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. To avoid litigation or being prohibited from marketing or selling the relevant products or services, we could seek a license from the applicable third party, which could require us to pay significant royalties, licensing fees, or other payments, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results would materially and adversely affect our business, financial condition, results of operations and prospects. Finally, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.

We purchase some of our components and materials outside of the United States through arrangements with various vendors. Political, social or economic instability in these regions, or in other regions where our products are made, could cause disruptions in trade, including exports to the United States. Actions in various countries, particularly China and the United States, have created uncertainty with respect to tariff impacts on the costs of some of our components and materials. The degree of our exposure is dependent on (among other things) the type of materials, rates imposed, and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the escalating trade war between China and the United States;
•the potential imposition of restrictions on our acquisition, importation, or installation of equipment under future U.S. regulations implementing the Executive Order on Securing the United States Bulk-Power System;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations;
•natural disasters;

•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects, such as the ongoing novel coronavirus outbreak originating in China;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, such as dock strikes.

We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition or results of operations.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.

On January 15, 2020, the United States and China entered into an initial trade deal that preserves the bulk of the tariffs placed in 2018 and maintains a threat of additional tariffs should China breach the terms of the deal.

Tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar systems in the United States increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

We face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our manufacturing and operations.

Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”) pandemic first identified in Wuhan, China. Any widespread outbreak of contagious diseases, and other adverse public health developments, could cause disruption to, among other things, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors located in the United States, India and elsewhere and have a material and adverse effect on our business operations. Our ground operations at project sites, our manufacturing facilities and our suppliers and vendors could be disrupted by worker absenteeism, quarantines, shortage of COVID-19 test kits and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. If our ground operations at project sites, our manufacturing facilities and our suppliers or vendors are so affected, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. For example, our suppliers and vendors in India have been affected by business closures and disruptions to ports and other shipping infrastructure. In addition, the macroeconomic effects of the COVID-19 pandemic in the United States and other markets has resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 pandemic can be controlled and abated. Further, while jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases.

We are monitoring the recent global health emergency driven by the potential impact of the COVID-19 pandemic, along with global supply and demand dynamics. The extent to which these events may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Although we have thus far avoided significant impact to performance of operations, and have not incurred, to date, liquidated damages due to delay, we have encountered and could encounter in future project delays due to impacts on suppliers, customers, or others. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and continues to evolve as of the date of this registration statement. Accordingly, management will continue to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

To the extent the COVID-19 pandemic adversely affects our financial condition, operating results and cash flows, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act and even if we are eligible we may not realize any material benefits from participating in such programs.

The U.S. government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among other steps taken, the Federal Reserve cut the federal funds rate in March 2020, and also lowered the interest rate on emergency lending at the discount window and lengthened the term of loans to 90 days. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Small Business Administration was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

The CARES Act among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. While we have not been eligible to participate in certain relief programs provided under the CARES Act, such as the Paycheck Protection Program, we are evaluating the applicability of other relief programs provided under the CARES Act to the Company, and the potential impacts on our business. The Company began deferring the employer portion of social security payments in April 2020. In June 2020, the Company filed a carryback claim for a tentative refund of $13.0 million pursuant to the CARES Act that extended net operating loss carryback provisions.

Accounting for the income tax effects of the CARES Act and subsequent guidance issued will require complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the CARES Act will be applied or otherwise administered that is different from our interpretation. While we may determine to apply for such credits or other tax benefits provided under the CARES Act, there is no guarantee that we will meet any eligibility requirements to benefit from any of the tax relief provisions under the CARES Act or, even if we are able to participate, that such provisions will provide meaningful benefit to our business.

The viability and demand for solar energy and the demand for our products are impacted by many factors outside of our control, which makes it difficult to predict our future prospects.

The viability and demand for solar energy, and in turn, our products, may be affected by many factors outside of our control. While we have been in existence since 1989, we have recently grown and expanded significantly. Our recent significant growth and expansion, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to predict our future prospects. We have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. Some of the factors outside of our control which may impact the viability and demand for solar energy include:
•cost competitiveness, reliability and performance of solar energy systems compared to conventional and non-solar renewable energy sources and products and cost competitiveness, reliability and performance of our products compared to our competitors;
•availability and scale and scope of government subsidies and incentives to support the development and deployment of solar energy solutions;
•prices of traditional carbon-based energy sources;

•levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows;
•the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products; and
•if we do not manage these risks and overcome these difficulties successfully, our business will suffer.

A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact revenue, results of operations, and cash flow. *

We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. For the nine months ended September 30, 2020, the Company’s largest customer and five largest customers constituted 14.3% and 45.9% of our total revenues, respectively. For the nine months ended September 30, 2020, two customers (Lightsource Renewable Energy US, LLC and Blattner Energy, Inc.), constituted more than 10% of total revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, or their default in payment, could have a materially adverse effect on the revenues and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry, and, as such, the Company is exposed to normal industry credit risks. As of September 30, 2020, the Company’s largest customer and five largest customers constituted 21.7% and 23.9% of trade accounts receivable, respectively. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments of renewable energy credits associated with renewable energy generation, and an exclusion of solar energy systems from property tax assessments.

For example, the solar investment tax credit (“ITC”) provides a federal income tax credit for developers of commercial solar projects. The ITC was originally enacted by Congress in 2005 with a multi-year extension approved in 2015. Under the current text of the legislation, the tax credit phases down over a four-year period beginning in 2020 as follows: 30% for 2019, 26% for 2020, 22% for 2021, and 10% for 2022 or later.”

The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives and regulations mandating the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity or regulations mandating the use of renewable energy may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations, or the passage of time. These reductions or terminations may occur without warning.

In addition, federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular. Chief among these policies is the RPS. Currently, 30 U.S. states, the District of Columbia, and 3 U.S. territories have implemented some form of RPS, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. RPSs vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while other jurisdictions’ RPSs continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out.

While the recent trend has been for jurisdictions with RPSs to maintain or expand them, there have been certain exceptions and there can be no assurances that RPSs or other policies supporting renewable energy will continue. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPSs emerge from time to time in various jurisdictions. Reduction or elimination of RPSs, as well as changes to other renewable-energy and solar-energy policies, could reduce the potential growth of the solar energy industry and our business.

Moreover, policies of the U.S. presidential administration may create regulatory uncertainty in the renewable energy industry, including the solar energy industry, and adversely affect our business. For example, in June 2017, the U.S. President announced that the United States would withdraw from participation in the 2015 Paris Agreement on climate change mitigation, and in June 2019, the U.S. Environmental Protection Agency issued the final Affordable Clean Energy (“ACE”) rule and repealed the Clean Power Plan (“CPP”). Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. While the ACE rule is currently subject to legal challenges and may be subject to future challenges, the ultimate resolution of such challenges, and the ultimate impact of the ACE rule, is uncertain.

Finally, the solar industry has in past years experienced periodic downturns due to, among other things, changes in subsidies and incentives, as well as other policies and regulations, which, as noted above, may affect the demand for equipment that we manufacture. Although the solar industry has recovered from these downturns, there is no assurance that the solar industry will not suffer significant downturns in the future, which will adversely affect demand for our solar products.

A drop in the price of electricity sold may harm our business, financial condition, results of operations and prospects.

Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of:
•construction of a significant number of new, lower-cost power generation plants, including plants utilizing natural gas, renewable energy or other generation technologies;
•relief of transmission constraints that enable distant, lower-cost generation to transmit energy less expensively or in greater quantities;

•reductions in the price of natural gas or other fuels;
•utility rate adjustment and customer class cost reallocation;
•decreased electricity demand, including from energy conservation technologies and public initiatives to reduce electricity consumption;
•development of smart-grid technologies that lower the peak energy requirements;
•development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•development of new energy generation technologies that provide less expensive energy.

Moreover, technological developments in the solar components industry could allow our competitors and their customers to offer electricity at costs lower than those that can be achieved by us and our customers, which could result in reduced demand for our products.

If the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, then our business, financial condition and results of operations may be harmed.

An increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products.

Many end-users depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, an increase in interest rates, or a reduction in the supply of project debt or tax equity financing, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects, and, in each case, could cause these end-users to seek alternative investments.

We are required to make payments under the Tax Receivable Agreement if and when cash tax savings are realized, and the amounts of such payments could be significant. *

Concurrent with Parent’s acquisition of Patent LLC, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into the TRA with Ron P. Corio, our indirect stockholder. The TRA requires that Array Tech, Inc. (f/k/a Array Technologies, Inc.) pay Ron P. Corio for a portion of certain federal, state, local and non-U.S. tax benefits that we actually realize (or are deemed to realize in certain circumstances) in taxable periods following Parent’s acquisition of the Patent LLC. These payments are obligations if and when cash tax savings are realized. The TRA will continue until all tax benefit payments have been made or we elect early termination under the terms described in the TRA (or the TRA is otherwise terminated pursuant to its terms).

Estimating the amount of payments that may be made under the TRA is by nature imprecise; however, these payments could be significant. We estimate that, as of September 30, 2020, the undiscounted future expected payments under the TRA are $25.3 million. In addition, in certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. Moreover, we will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.

Further, our payment obligations under the TRA are not conditioned upon Ron P. Corio having a continued interest in us or our subsidiaries. Accordingly, Ron P. Corio’s interests may conflict with those of the holders of our common stock.

Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.

Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.

If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

We depend upon a small number of outside vendors. Our operations could be disrupted if we encounter problems with these vendors.

While we manufacture our products primarily at our principal manufacturing facility in Albuquerque, New Mexico, we depend upon a small number of vendors to manufacture certain components used in our products. Our reliance on these vendors makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

If any of our vendors were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high quality levels or renew existing terms under supply agreements, we would have to manufacture at our principal manufacturing facility the components manufactured by our vendors or identify, qualify and select acceptable alternative vendors. Manufacturing at our principal manufacturing facility the components manufactured by our vendors may lower our cost efficiency, and an alternative vendor may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, which in turn could reduce our revenues, harm our relationships with our customers and damage our reputation with local installers and potential end-users and cause us to forego potential revenue opportunities.

Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects.

Changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may incur obligations, liabilities or costs under environmental, health and safety laws, which could have an adverse impact on our business, financial condition and results of operations.

Our operations involve the use, handling, generation, storage, discharge and disposal of hazardous substances, chemicals and wastes. As a result, we are required to comply with national, state, local, and foreign laws and regulations regarding the protection of the environment and health and safety. Adoption of more stringent laws and regulations in the future could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. We may become liable under certain of these laws and regulations for costs to investigate or remediate contamination at properties we own or operate, we formerly owned or operated or to which hazardous substances were sent by us for disposal. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. In addition, future developments such as more aggressive enforcement policies or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.

We may experience delays, disruptions or quality control problems in our manufacturing operations.

Our product development, manufacturing and testing processes are complex and require significant technological and production process expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Failure by our vendors or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.

We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end-users’ ability to install solar energy systems is affected by weather, as for example during the winter months in Europe and the northeastern U.S. Such installation delays can impact the timing of orders for our products. Further, given that we are an early-stage company operating in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past quarterly results of operations may not be good indicators of future performance. Any substantial decrease in revenues would have an adverse effect on our financial condition, results of operations, cash flows and stock price.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees in preparation for these heightened requirements, we may need to hire more employees in the future which would increase our costs and expenses.

Now that we are a public company, it has become more expensive for us to obtain director and officer liability insurance. We may, in the future, have to choose between reduced coverage or substantially higher costs to continue coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Failure to effectively utilize information technology systems or implement new technologies could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and information technology systems and the third-party systems we rely upon are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors.

Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

From time to time, our systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites or systems could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.
Some aspects of our business involves the collection, receipt, use, storage, processing and transmission of personal information (of our customers’ and end users of our customers’ solar energy systems, including names, addresses, e-mail addresses, credit information, energy production statistics), consumer preferences as well as confidential information and personal data about our employees, our suppliers and us, some of which is entrusted to third-party service providers and vendors. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data.

Electronic security attacks designed to gain access to personal, sensitive or confidential information data by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized disclosure of confidential information or personal data have occurred recently at a number of major U.S. companies.

Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, if successful, may result in the misappropriation of personal information, data, check information or confidential business information. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and data, and may purposefully or inadvertently cause a breach or other compromise involving such information and data. Despite advances in security hardware, software, and encryption technologies, the methods and tools used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We are implementing and updating our processes and procedures to protect against unauthorized access to, or use of, secured data and to prevent data loss. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, procedures, controls and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches, misappropriating of confidential information, or misuses of personal data. Moreover, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Despite our precautions, an electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of personally identifiable information regarding customers, employees or other individuals or other sensitive data could nonetheless occur lead to serious disruption of our operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. As a result, we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, results of operations and prospects.

We rely on a variety of marketing and advertising techniques and we are subject to various laws, regulations and industry standards that govern such marketing and advertising practices. A variety of federal, state and foreign laws and regulations and certain industry standards govern the collection, use, processing retention, sharing and security of consumer data.

Laws, regulations and industry standards relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, fines, penalties, investigations, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data.

Any such claims, proceedings, investigations or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such claims, proceedings, investigations or actions, distract our management, increase our costs of doing business, result in a loss of customers, suppliers or vendors and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly more restricted and less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020. The CCPA requires companies that process information relating to California residents to implement additional data security measures, to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. In addition, the CCPA provides for civil penalties and allows private lawsuits from California residents in the event of certain data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively.

Any failure to comply with applicable laws or other obligations or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential consumer or other personal information, whether by us, one of our third-party service providers or vendors or another third party, could have adverse effects, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; reputational damage; and injunctive relief. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our planned expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.

Our strategy is to grow our revenues outside of the U.S. by developing region-specific products; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.

Our strategy to grow our revenues outside of the U.S. includes North America, South America, Europe and Southeast Asia but currently excludes China. Our products and services to be offered in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services. We plan to implement this strategy in phases over the next approximately two years, beginning with the qualification of region-specific suppliers and vendors and followed by the design and qualification of region-specific components and products.

These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).

Failure to develop these new products successfully or to otherwise manage the risks and challenges associated with our potential expansion into new geographic markets could adversely affect our revenues and our ability to achieve or sustain profitability.

Our indebtedness could adversely affect our financial flexibility and our competitive position. *

As of September 30, 2020, on a pro forma basis to reflect the Special Distribution and our partial repayment in respect thereof with our net IPO proceeds, we have incurred approximately $437 million of additional indebtedness under our New Senior Secured Credit Facility, net of debt discount and issuance costs of $32.9 million. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the agreement governing the New Senior Secured Credit Facility contain, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.

The interest rates applicable to the New Senior Secured Credit Facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. In anticipation of LIBOR’s phase-out, the credit agreement governing the New Senior Secured Credit Facility provides for alternative base rates, as well as a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the administrative agent and subject to the majority lenders not objecting to such benchmark replacement; provided that, with respect to any proposed amendment containing any SOFR-based rate, the Lenders shall be entitled to object only to the benchmark replacement spread (or method for calculating or determining such spread adjustment) contained therein.

There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend the New Senior Secured Credit Facility, or incur additional indebtedness, on favorable terms, or at all.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations. *

The agreement governing the New Senior Secured Credit Facility contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
•place liens on our or our restricted subsidiaries’ assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay or redeem certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;

•change our or our subsidiaries’ fiscal year or organizational documents; and
•make restricted payments (including certain equity issuances).

In addition, the New Revolving Credit Facility also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the New Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions.

As of September 30, 2020, on a pro forma basis giving effect to the borrowings under our New Senior Secured Credit Facility. and our partial repayment in respect thereof with our net IPO proceeds, we have incurred approximately $437 million of additional indebtedness net of debt discount and issuance costs of $32.9 million.A failure by us or our subsidiaries to comply with the covenants contained in the agreement governing the New Senior Secured Credit Facility could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the agreement governing the New Senior Secured Credit Facility or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We may not be able to raise additional capital to execute our current or future business strategies on favorable terms, if at all, or without dilution to our stockholders.

We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of your stock to decrease. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.

We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act and other foreign anti-bribery laws.

The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions requires substantial government contact where norms can differ from U.S. standards. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Developments in alternative technologies may have a material adverse effect on demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of solar tracking systems may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

Our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Risks Related to Ownership of Our Common Stock

We are classified as a “controlled company” and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements. In addition, Oaktree or Ron P. Corio’s interests may conflict with our interests and the interests of other stockholders.

Oaktree and Ron P. Corio continue to indirectly control a majority of our common stock through Parent. Oaktree and Ron P. Corio are parties to a second amended and restated limited liability company agreement of Parent, as amended (the “LLC Agreement”) with Oaktree as holders of Class AA Preferred Units and Convertible Class A Preferred Units of Parent and Ron P. Corio as a holder of Class A Common Units of Parent, and pursuant to which they retain control of Parent.

As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of Nasdaq, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•the requirement that a majority of our board of directors consists of independent directors;
•the requirement that nominating and corporate governance matters be decided solely by independent directors; and
•the requirement that employee and officer compensation matters be decided solely by independent directors.

We intend to utilize these exemptions. As a result, we may not have a majority of independent directors and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

The interests of Oaktree or Ron P. Corio and their affiliates could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership beneficially held by Oaktree or Ron P. Corio could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination, which may otherwise be favorable for us and our other stockholders. Additionally, Oaktree or Ron P. Corio is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly with us. Oaktree or Ron P. Corio may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Oaktree or Ron P. Corio continues to directly or indirectly own a significant amount of our common stock, even if such amount is less than a majority thereof, Oaktree or Ron P. Corio will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

We are subject to earn-out obligations in connection with the initial public offering, which may have a negative impact on our financial results and could adversely affect our business and our financial statements.

We are required to pay the former stockholders of Array Technologies, Inc., including Ron P. Corio, an indirect stockholder, future contingent consideration consisting of earn-out payments in the form of cash in connection with the closing of our IPO. The maximum aggregate earn-out consideration was $25.0 million as of September 30, 2020. In addition, these earn-out payments may be triggered upon the occurrence of other specified events, including the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Parent held by Oaktree Power and Oaktree Investors to a third party. These earn-out obligations could have a negative impact on our financial results and could adversely affect our business and our financial statements. In October 2020 we were required to make a cash payment of $9.1 million related to the earn-out as a result of the Special Distribution and IPO proceeds received from our sponsor. Giving effect to such cash payment, the remaining maximum earn-out consideration is approximately $15.9 million, as of October 2020.

An active, liquid trading market for our common stock may not develop.

Prior to our IPO, there has not been a public market for our common stock. Although we currently list our common stock on Nasdaq, we cannot predict whether an active public market for our common stock will develop or be sustained after our IPO. If an active and liquid trading market does not develop, you may have difficulty selling or may not be able to sell any of the shares of our common stock that you purchase.

We cannot assure you that our stock price will not decline or not be subject to significant volatility.

The market price of our common stock could be subject to significant fluctuations. The price of our stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:
•changes in laws or regulations applicable to our industry or offerings;
•speculation about our business in the press or the investment community;
•price and volume fluctuations in the overall stock market;
•volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•our ability to protect our intellectual property and other proprietary rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of others;
•sales of our common stock by us or our significant stockholders, officers and directors;
•the expiration of contractual lock-up agreements;
•the development and sustainability of an active trading market for our common stock;
•success of competitive products or services;
•the public’s response to press releases or other public announcements by us or others, including our filings with the Securities and Exchange Commission (the “SEC”), announcements relating to litigation or significant changes to our key personnel;
•the effectiveness of our internal controls over financial reporting;
•changes in our capital structure, such as future issuances of debt or equity securities;
•our entry into new markets;
•tax developments in the U.S., Europe or other markets;
•strategic actions by us or our competitors, such as acquisitions or restructurings; and
•changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline.

We cannot assure you that you will be able to resell any of your shares of our common stock at or above the initial public offering price. If the market price of our common stock after our IPO does not exceed the initial public offering price, you may not realize any return on your investment and may lose some or all of your investment.

The price of our common stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.

The trading of our common stock is likely to be influenced by the reports and research that industry or securities analysts publish about us, our business, our market or our competitors. We do not currently have and may never obtain research coverage by securities or industry analysts. If no securities or industry analysts commence coverage of our Company, the trading price for our common stock would be negatively affected. If we obtain securities or industry analyst coverage but one or more analysts downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more securities or industry analysts ceases to cover the Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price. *

Sales of a substantial number of shares of our common stock in the public market following our IPO, or the perception that such sales may occur, could depress the market price of our common stock. Our executive officers and directors and certain of our equity holders have agreed with the underwriters not to offer, sell, dispose of or hedge any shares of our common stock or any options or warrants to purchase any shares of our common stock, or securities convertible into, exchangeable for, or that represent the right to receive, shares of our common stock, subject to specified limited exceptions, during the period ending 180 days after the date of the final prospectus, except with the prior written consent of the representatives of the underwriters. After the effectiveness of this registration statement and before the closing of our IPO, we will effect the Stock Split. Our certificate of incorporation authorizes us to issue up to 1,000,000,000 of our authorized shares of common stock, of which 126,994,467 shares of common stock is outstanding. All shares of our common stock held by affiliates is subject to the lock-up agreements or market stand-off provisions. Shares of our common stock held by affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares subject to the lock-up.

The holders of an aggregate of 72,369,467 shares of our common stock, based on shares of common stock outstanding after our IPO, or their transferees, are entitled to rights with respect to the registration of their shares under the Securities Act. In addition, after our IPO, we filed a registration statement registering under the Securities Act the shares of common stock reserved for issuance under the LTIP. Sales of our common stock pursuant to these registration rights or this registration statement may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

As an emerging growth company within the meaning of the Securities Act, we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. We have in this prospectus utilized, and we may in future filings with the SEC continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards, and, therefore, we are permitted to adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and are permitted to do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We could remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1.07 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act. As of the date of this filing we anticipate losing our emerging growth company eligibility on December 15, 2021 based upon our current unaffiliated market capitalization.

Provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe advantageous. These provisions include:
•authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•limiting the ability of stockholders to call a special stockholder meeting;
•prohibiting stockholders from acting by written consent from and after the date on which Oaktree Power, Oaktree Investors and each of their respective affiliates cease to beneficially own at least 50% of the outstanding shares of common stock (the “Trigger Event”);
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•from and after the Trigger Event, the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•from and after the Trigger Event, requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.

In addition, we are not governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

In addition, our certificate of incorporation provides that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws; any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

We do not intend to pay any cash distributions or dividends on our common stock in the foreseeable future.

We have never declared or paid any distributions or dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

Internal control deficiencies have historically been identified that constituted material weaknesses in our internal control over financial reporting. If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business. *

In connection with the audit of our consolidated financial statements for the years ended December 31, 2018 and 2019, we identified certain material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses were related to our financial close process, reconciliation of deferred and unbilled revenue, and inventory cut-off and pricing, specifically due to lack of qualified accounting and finance personnel. In preparing our financial statements for the years ended December 31, 2018 and 2019, our internal controls failed to detect certain errors related to the classification of deferred and unbilled revenue, as well as inventory. Since the date of our consolidated financial statements for the years ended December 31, 2018 and 2019 and through the date of this report, we are in the process of remediating the material weaknesses associated with our financial statement close process and deferred and unbilled revenue reconciliation. We have hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial close processes to remediate both material weaknesses. We have also taken steps intended to remediate the inventory cut-off and pricing material weaknesses primarily through procedures and controls in the financial statement close process while working to deploy system enhancements designed to improve the accuracy of inventory reporting. While we believe that these efforts will improve our internal control over financial reporting, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future.

Our management has not completed an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. Evaluation by us of our internal controls over financial reporting may identify material weaknesses. The identification of a material weakness in our internal controls or the failure to remediate existing material weaknesses in our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.

We are required to comply with the SEC’s rules implementing Section 404 of Sarbanes-Oxley, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes-Oxley, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following the first annual report we are required to file with the SEC. To comply with the requirements of being a public company, we need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. As of the date of this filing we anticipate losing our emerging growth company eligibility on December 15, 2021 based upon our current unaffiliated market capitalization. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. We would be required to perform the annual review and evaluation of our internal controls no later than for fiscal 2021. We initially expect to qualify as an emerging growth company, and thus, we would be exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable Nasdaq requirements, among other items. Establishing these internal controls are costly and may divert management’s attention.

Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from IPO of Common Stock

On October 19, 2020, we closed the IPO pursuant to which we issued and sold 7,000,000 shares of our common stock at a price to the public of $22.00 per share.

The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statements on Form S-1, as amended (File No. 333-248969), which were declared or became effective on October 14, 2020. Goldman Sachs & Co. LLC, J.P. Morgan, Guggenheim Securities, Morgan Stanley, Credit Suisse, Barclays and UBS Investment Bank acted as joint book-running managers for the IPO. Goldman Sachs & Co. LLC and J.P. Morgan acted as representatives of the underwriters. Cowen, Oppenheimer & Co., MUFG and Nomura acted as co-managers for the IPO.

We received gross proceeds from the IPO of $154 million, or net proceeds of $140.2 million after deducting $8.5 million in underwriting discounts and commissions and $5.3 million of offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We used $105 million of the IPO proceeds to pay down the balance of the New Term Loan Facility to $470 million, $20 million to pay down our New Revolving Credit Facility, $9.1 million to make a payment related to the earn-out and the remaining proceeds for general corporate purposes, including working capital, operating expenses and capital expenditures.

There has been no material change in our planned use of the net proceeds from the IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number		Exhibit Description	Form	Date	No.
3.1		Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2		Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
10.1		Registration Rights Agreement, dated as of October 19 by and among Array Technologies, Inc. and certain holders identified therein	8-K	10/19/2020	10.1
10.2		Credit Agreement, dated as of October 14, 2020, by and among Array Technologies, Inc., as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	10/19/2020	10.2
10.1	–	Amended and Restated ABL Credit and Guarantee Agreement, dated as of March 23, 2020, by and among ATI Investment Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	S-1/A	10/14/2020	10.1
10.4	–	Tax Receivable Agreement, dated as of July 8, 2016, between Array Technologies, Inc. and Ron P. Corio	S-1/A	10/14/2020	10.3
10.5	–	Form of Array Technologies, Inc. 2020 Long-Term Incentive Plan	S-1/A	10/14/2020	10.4
10.6	–	Earnout Agreement, dated June 23, 2016, by and among ATI Investment Parent, LLC, ATI Investment Sub, Inc., Array Technologies, Inc., and the seller parties thereto	S-1/A	10/14/2020	10.5
10.7	–	Employment Offer Letter, dated August 7, 2018, between Array Technologies, Inc. and Stuart Bolland	S-1/A	10/14/2020	10.6
10.8	–	Amendment to Employment Offer Letter, dated May 25, 2019, between Array Technologies, Inc. and Stuart Bolland	S-1/A	10/14/2020	10.7
10.9	–	Employment Offer Letter, dated April 25, 2018, between Array Technologies, Inc. and Jim Fusaro	S-1/A	10/14/2020	10.8

Number		Exhibit Description	Form	Date	No.
10.10	–	Employment Offer Letter, dated December 19, 2016, between Array Technologies, Inc. and Jeff Krantz	S-1/A	10/14/2020	10.9
10.11	–	Amendment to Employment Offer Letter, dated May 23, 2019, between Array Technologies, Inc. and Jeff Krantz	S-1/A	10/14/2020	10.10
10.12	–	Form of Director and Officer Indemnification Agreement	S-1/A	10/14/2020	10.11
31.1*	–	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	–	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	–	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	–	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*	–	Interactive Data Files
104*	–	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Jim Fusaro	Date:	November 16, 2020
Jim Fusaro
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	November 16, 2020
Nipul Patel
Chief Financial Officer