Form 10-K
period 2020-12-31
Array Technologies, Inc.
filed 2021-03-10
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39613

ARRAY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			83-2747826
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3901 Midway Place NE	Albuquerque	New Mexico	87109
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code)	(505)	881-7567

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	ARRY	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

The registrant was not a public company as of the last date of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting common equity held by non-affiliates as of such date.

Number of Shares of Common Stock outstanding as of March 5, 2021, — 126,994,467

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

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

Important factors that could cause actual results to differ materially from our expectations include factors in “Summary Risk Factors” and the “Risk Factors” sections of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors

Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

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
•significant changes in the cost of raw materials could adversely affect our financial performance;
•we are dependent on transportation and logistics providers to deliver our products in a cost efficient manner. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations;
•the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers;
•we face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our manufacturing and operations; and
•certain provisions in our certificate of incorporation and our bylaws may delay or prevent a change of control.

v

PART I

Item 1. Business

Overview

We are one of the world’s largest manufacturers of ground-mounting systems used in solar energy projects. Our principal product is an integrated system of steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers generate up to 25% more energy and deliver a 22% lower LCOE than projects that use “fixed tilt” mounting systems, which do not move, according to BloombergNEF. Trackers represent between 10% and 15% of the cost of constructing a ground-mounted solar energy project, and approximately 70% of all ground-mounted solar energy projects constructed in the U.S. during 2019 utilized trackers according to BloombergNEF and IHS Markit, respectively.

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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. Our largest customers are EPCs that construct multiple projects for many different end customers who often directly influence or make the decision to use our products. For example, our largest customer in 2019 was an EPC that represented 17% of our sales, but the trackers it purchased were used in 15 different solar projects with five different owners.

Demand for ground-mounting systems is driven by installations of new ground-mounted solar energy projects. Demand for our products and our competitors’ products is a function of the percentage of those new installations that use trackers as opposed to fixed-tilt mounting systems. Historically, we have derived the majority of our revenues from the sale of trackers used in solar energy projects located in the U.S. For example, in 2020, we derived 92% and 8% of our revenues from customers in the U.S. and rest of the world, respectively.

We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico.

Our Human Capital Management

We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2020, we had 389 full-time employees, of which approximately 96% are located in the U.S., with the balance located in Europe, Latin America, and Asia. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good. During the COVID-19 pandemic, we have implemented procedures to reduce the risk of spreading the virus and have implemented an hourly incentive for employees that work in our manufacturing facilities.

We have a team-oriented culture, which we believe helps us to succeed and drive operational excellence. As a rapidly growing business, we rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and expansion. We aim to be inclusive in our hiring practices focusing on the best talent for the role, welcoming all genders, nationalities, ethnicities, abilities and other dimensions of diversity.

We aim to provide our employees with competitive salary and benefits that enable them to achieve a good quality of life and plan for the future. Our benefits differ according to local norms and market preferences, but typically include all salary and social benefits required by local law (including retirement saving programs, paid vacation and sick leave) and many additional benefits that go beyond legal requirements in local markets.

We aim to hire individuals who share our passion, commitment and entrepreneurial spirit. We are also committed to diversity and inclusion because we believe that diversity leads to better outcomes for our business and enables us to better meet the needs of our customers. We recognize the importance of diversity in leadership roles within our company.

We believe that all accidents and injuries at work are preventable and we aim to ensure a zero-injury culture across our offices and operations. We comply with applicable occupational health and safety regulations and are certified to Occupational Health and Safety Quality Management Standard ISO 9001. Our injury rates are low.

Our Strengths

We believe the following strengths of our business position us to capitalize on continued growth in the solar energy market, reinforce our leadership position in the mounting systems market and distinguish us from our competitors:

•Direct beneficiary of the global energy transition. Nations are rapidly moving to decarbonize their economies in order to reduce air pollution and fight climate change. A key element of decarbonizing the global economy is transitioning electricity generation from fossil fuels to renewable energy. Solar energy has become one of the lowest cost, most reliable and most flexible forms of renewable energy generation and is becoming a preferred option for electricity generation worldwide. As a leading provider of ground-mounting systems for solar energy projects, we benefit directly from the global transition to renewable energy through growing demand for our products. We estimate that approximately 15% of the future spending on ground-mounted solar energy projects can be addressed by our products.

•Products independently verified to deliver the lowest cost of ownership and highest reliability. TÜV Rheinland PTL, found that projects using our tracker system would achieve a 6.7% lower LCOE, 4.5% higher net present value, and 31% lower operations and maintenance cost than projects that used competing single row control architectures. We believe that independent verification of the superior total cost of ownership and higher reliability of our products helps us to attract and retain customers and grow our market share.

•Panel technology agnostic. All solar panels require mounting systems, and our products are designed to work with all types of solar panels. As a result, we do not believe we are exposed to risk from changes in solar panel technology or shifts in market share between different manufacturers of solar panels. As long as there is demand for ground-mounted solar energy projects, we believe there will be demand for our products.

•Large installed base. We believe the large installed base of our products reinforces the advantages of our trackers for both our customers and their financing sources who value established equipment vendors with long product operating histories.

•Demonstrated ability to reduce the cost of our products while maintaining profit margins. In order to enhance the competitiveness of our products and increase our margins, we continually work to reduce the cost of our products through innovation and rigorous supply chain management. These efforts have resulted in a reduction in cost of goods sold per watt by approximately 22% from 2017 through 2020. This has allowed us to reduce average selling prices by approximately 22% over the same period, driving significant increases in revenues, while simultaneously increasing gross profits and maintaining gross margins.

•Experienced engineering team with a track record of continuous innovation. We have successfully introduced three generations of trackers. We believe each new version has delivered significant improvements in performance, reliability and total cost of ownership. As of December 31, 2020, approximately 26% of our salaried employees were engineers with expertise in software, electronics, material science, structural mechanics and civil engineering. We believe that our engineering expertise will enable us to continually improve the functionality and reliability of our products while reducing their cost.

•Intellectual property and trade secrets portfolio. We maintain a portfolio of intellectual property and trade secrets related to our projects and business processes. Our core U.S. patent on a linked-row, rotating gear drive tracker (U.S. Patent No. 8,459,249) has also been issued in a number of other jurisdictions, including Australia, Chile, Germany, the European Patent Office, Spain, France and the U.K. We have also been granted six additional U.S. patents generally covering, among other things, technologies related to panel clamps/brackets,utilizing torque limiters to reduce hinge moment forces, and clearing obstructions. These additional patents have also been issued in a number of jurisdictions and are pending in others around the world. We have obtained trademark protection in the standard character marks “DuraRack” and “DuraTrack,” both of which are on the U.S. principal register and relate to our tracking products. We also utilize many common law trademarks. We have brought successful actions against competitors who have infringed on our intellectual property and our core U.S. patent was recently upheld in an inter partes review by the U.S. Patent and Trademark Office. In addition to our patents, we maintain a portfolio of trade secrets relating to, among other things, our pricing strategies, cost structures, sales pipelines and unpatented technology.

•Highly scalable manufacturing with low capital intensity. We are an engineering and technology centric company with an assembly-focused manufacturing model. Approximately 80% of our cost of goods sold consists of purchased components, including motors, gearboxes, electronic controllers and steel tubing that we source from third-party suppliers. The remainder of our cost of goods sold is primarily labor to fabricate and assemble certain specialized parts of our system. As a result, our business requires minimal capital investment and generates significant cash flow, which has allowed us to make investments in research and development, repay debt and make distributions to our stockholders.

•Rigorous supply chain management supported by a sophisticated ERP system. We have made substantial investments in our systems and supply chain designed to minimize material movement, working capital investment and costs of goods sold while enabling us to rapidly deliver large volumes of our products to project sites around the world. To minimize material movement and working capital investment, we typically ship purchased components representing more than 70% of our cost of goods sold directly from our suppliers to our customers’ sites. To lower our cost of goods sold, we employ components that are mass produced and widely available to maintain security of supply and to benefit from existing economies of scale. In addition, we believe the large volume of purchases that we make afford us preferential pricing and terms from our suppliers, which creates a competitive advantage.

•U.S. operations that reduce the potential impact of trade tariffs. We are a U.S. company and our principal operations and manufacturing facility are in Albuquerque, New Mexico. We believe our status as a U.S. company with U.S. manufacturing reduces the potential impact of U.S. government tariffs placed on, or other U.S. government regulatory actions taken against, products manufactured in foreign countries.

•Adherence to ESG principles. We believe that our impact on the environment; how we manage our relationships with employees, suppliers, customers and the communities where we operate; and the accountability of our leadership to our stockholders are critically important to our business. We plan to report how we oversee and manage ESG factors material to our business under the GRI, which maintains a public database for governments and businesses to communicate their impacts on climate change, human rights and corruption. As a part of our plan to provide ESG disclosures pursuant to GRI, we will describe how our business contributes to certain UN SDGs.

Our Strategy

Our mission is to leverage our technology, people and processes to deliver solutions for the new energy economy that improve the performance, increase the reliability and reduce the cost of renewable energy. Key elements of our strategy include:

•Delivering product innovations that will convert more customers to our products. We believe we have a long track record of delivering innovative products that lower our customers’ LCOE while maintaining high reliability. Our strategy is to grow our market share by reducing the manufacturing, installation and ownership cost of our products through improved design, performance and cost. We are currently developing the next generation of our DuraTrack system which we believe will deliver significant improvements in all of these areas.

•Leveraging our global supply chain and economies of scale to reduce product cost. Purchased components are the largest contributor to our cost of goods sold. Our strategy is to continually reduce our cost of goods sold by leveraging the large volumes of materials and components we purchase against multiple, qualified suppliers to obtain the best price and terms while ensuring availability of inputs and mitigating the risk of supply chain disruptions.

•Growing our international business. Excluding China, the international market for ground-mounting systems for solar energy projects was more than four times larger than the U.S. market in 2019 according to IHS Markit. From 2014 to 2019, annual installations of ground-mounted solar generation capacity outside of the U.S. and China grew at a compound annual growth rate of 35% according to IHS Markit. While our historical focus has primarily been the U.S. given the size and attractiveness of that market, we have recently made investments in our international sales capability and supply chain to secure and deliver on orders globally. We believe that the share of international solar energy projects that use trackers has the potential to increase to the same level as the U.S. because trackers deliver the same benefits outside the U.S. as they do in the U.S. Components of our international growth strategy include leveraging our relationships with existing customers, many who develop and construct projects globally; marketing region-specific products tailored to the unique needs of particular geographies; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.

•Creating new revenue streams that leverage our large installed base. We believe that the significant and continued growth in our installed base creates opportunities to sell products, software and services related to our tracker systems. Our strategy is to introduce a targeted set of offerings over time, including hardware and software upgrades and retrofits, as well as preventative maintenance and extended warranty plans that we believe can generate high margin, recurring revenues.

•Expanding into related products and services in adjacent markets organically or through acquisition. Our strategy is to leverage our engineering capabilities, supply chain, sales and marketing resources, and customer relationships to expand our business into products and services for adjacent markets. We are currently evaluating markets for related products that are used in solar energy projects, but that we do not currently supply, including foundations and electrical balance of system components, as well as other types of mounting and support structures used in electrical infrastructure. We may enter these markets by developing new products organically or through acquisitions.

Our Products and Services

Our Tracker System
Large-scale solar energy projects are typically laid out in successive “rows” that form an “array.” An array can have dozens of rows with more than 100 solar panels in each row. With a single-axis tracker system, motors and gears cause each row of solar panels to rotate along their north-south axis to continually align the row with the sun throughout the day. Different tracker manufacturers use different approaches to rotate the panels in a row. We have patented single-axis tracker systems that use one electric motor to drive the rotation of multiple rows through articulated driveline joints, require only a single bolt clamp to attach solar panels and automatically stow in high wind conditions. We refer to our design as the “DuraTrack”system. We believe our DuraTrack system has significant advantages, including:

•Requiring fewer motors per megawatt than competing products. Our tracker system uses less than one motor per megawatt which compares with more than 25 motors per megawatt for our largest competitor. Using fewer motors per megawatt lowers the cost, reduces the number of failure points, and minimizes the maintenance requirements of our system. Fewer motors per megawatt also reduces the number of motor controllers and the amount of wiring and other ancillary parts that are required for the system, which further reduces cost, simplifies installation and improves reliability.

•Creating site design flexibility. Our drive-shaft joints articulate, which allows successive rows in the array to be offset by a combined angle of up to 40 degrees horizontally or vertically and accommodates up to a 26% grade. The ability to offset rows allows our customers to accommodate undulating terrain and irregular site boundaries without the need for extensive grading. We estimate that eliminating grading reduces construction costs by $0.01 to $0.07 per watt of installed capacity, maximizes the use of available land and helps preserve the site environment.

•Enabling higher power density than competing products. Our system is designed to minimize “dead space,” which we define as any area in the system that could otherwise be occupied by a solar panel. Minimizing dead space is important to our customers because maximizing power production per acre increases their return on investment. Our system minimizes dead space by locating our gearbox and drive shafts below the solar panels, as opposed to next to them in some of our competitors’ systems, and by using our patented low-profile clamps that require less than 1/4 inch of spacing between each panel in a row. Together, we believe these features allow our system to generate approximately 5% more power per acre than our largest competitor’s comparative design.

•Making installation easier. The amount of labor and time required during construction are major contributors to the cost of a solar energy project. We believe our tracker is simpler and faster to install than competing products because it has fewer parts, requires only one bolt to attach each solar panel, ships largely preassembled from our factory, is efficiently packaged based on component location in the array rather than by part type, and does not require any special tools to install.

•Automatically stowing in high wind conditions. Most damage to ground-mounted solar arrays is caused by high winds. Avoiding wind damage requires rotating the panels into a position that minimizes lifting forces as wind speeds increase. This feature is commonly referred to as “wind stow.” Most tracker systems rely on anemometers to determine when wind forces reach levels that could damage the array. The anemometers communicate with motor controllers that in turn instruct the motors in the tracker system to rotate the array into a wind stow position. Power to operate the motors is typically provided by a series of batteries. A failure of any of these components can cause the array to fail to stow, which may result in catastrophic damage. Our trackers operate differently. Each row in our system has a gearbox with a patented torque limiting technology which acts as a clutch that releases when wind forces reach a certain level, relieving the pressure on the row by allowing it to rotate freely. We refer to this capability as “passive stow.” As a purely mechanical system, passive stow eliminates the possibility of severe damage to the array from a failure to stow stemming from a loss of power or electronic component failure. Additionally, our trackers stow each row individually based on the wind force at that particular row, which allows unaffected rows in the array to continue to generate power while many of our competitors’ products indiscriminately stow the entire array.

•Having high reliability and no scheduled maintenance. Solar energy projects are expected to operate for at least 30 years, so their reliability and maintenance costs can have a significant impact on the owner’s return on investment. We have designed our tracker to minimize the number of components and potential failure points, provide redundancy in the event of a component failure and eliminate the need for scheduled maintenance, which reduces the total cost of ownership and improves return on investment for the users of our products. Based on an independent analysis by TÜV Rheinland PTL, we believe our system will require 433 times fewer service hours than our largest competitor’s system.

•Incorporating software and machine learning capabilities that enhance performance. Trackers are typically programmed to rotate panels in an array on a defined schedule. These schedules are made based on the average angle of insolation for the general area where the project is located but do not usually take into account the site’s specific terrain, weather or air quality conditions. We have developed a software offering called SmarTrack that uses site-specific weather and energy production data, in combination with machine learning algorithms, to identify the optimal position for a solar array in real time to increase its energy production. Our SmarTrack software does not require additional hardware and DNV-GL, an independent engineering firm, has projected that using our SmarTrack software can increase energy production in certain circumstances by up to 5%.

•Meeting prospective national security requirements for U.S. critical energy infrastructure. Large solar energy projects are subject to heightened and evolving reliability and cybersecurity standards reviewed and approved by the U.S. government. We do not source controllers and other key electronic components from manufacturers that may be deemed to pose threats to U.S. national security, or rely on open, wireless communication protocols that can be easily hacked. As cyber attacks on infrastructure become more prevalent, we believe the U.S. government will impose increasingly stringent cyber security requirements on solar energy projects.

DuraTrack® HZ v3
Our DuraTrack® HZ v3 was launched in May 2015. The DuraTrack HZ v3 is our third generation single axis tracker and incorporates unique features such as a patented single-bolt per module mounting system that reduces installation time, a passive wind load mitigation system and a low number of motors and controls per MW.

SmarTrack Software
SmarTrack uses site-specific historical weather and energy production data, in combination with machine learning algorithms, to identify the optimal position for a solar array in real time to increase its energy production.

Product Roadmap

Our products reflect the innovation focus and engineering capabilities of our people. Our product roadmap is rooted in delivering value to the customer, differentiated products and services and new market creation.

We have introduced three generations of trackers and each new version has delivered significant cost and performance improvements over the prior version. We are currently developing the fourth version of the DuraTrack system which will focus on improvements to performance, reliability and cost of ownership.

We are also planning to introduce improvements and additional functionality to our SmarTrack software, including unique positioning algorithms designed to maximize energy production from arrays that use bi-facial panels, pre-positioning instructions based on weather forecasts and enhanced site-specific machine learning capabilities as well as cybersecurity enhancements.

Sales and Marketing Strategy

Our sales and marketing strategy is to educate all influencers and stakeholders involved in building, owning and maintaining a solar energy project on the merits of our products generally and their low lifetime cost of ownership specifically. With the objective of making DuraTrack the preferred tracker system globally, we educate customers and influencers through a combination of direct sales efforts; commissioning independent, third-party studies; hosting training seminars; and sponsoring industry conferences and events.

We take a “360-degree” approach to selling, working with developers, independent power producers, EPCs, utilities, independent engineering firms, insurers and mechanical subcontractors in each of the countries where we operate. In the U.S., Europe, the Middle East and Africa (“EMEA”), Latin America and Australia our products are actively sold by employees in seven different countries.

Our Customers

We sell our products to EPCs that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. Although sales to a single customer may occasionally be greater than 10%, they generally represent multiple projects for many different end customers who often directly influence or make the decision to use our products. In 2020, our two largest customers, Lightsource Renewable Energy US, LLC and Blattner Energy

Inc., an independent power producer and an EPC, represented approximately 21.5% of our revenue and were the only customers constituting greater than 10% of total revenue. In 2020, we derived 92% and 8% of our revenues from customers in the U.S. and rest of the world, respectively.

Training and Customer Support

We offer our customers engineering expertise to design and deliver the optimal solution for each unique project, installation training services and dedicated project management to provide comprehensive technical support.

We offer a wide variety of training and support designed to ensure an efficient build process of our tracker system, including hands on and video supported instruction and documentation. We support all of our customers with design consulting throughout the sales process. Our technical support organization includes applications engineering, geotechnical and civil engineering in each region where we operate. To support projects around the globe, we have resources available to work on solutions 24/7. We manage open issues via our customer relationship management system in order to monitor service, track closure of all customer issues and further improve our customer service in every region in which we sell our products.

Customer service and satisfaction are a key focus for us and contribute to our success. We have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers. Our customer support and training organization consists of approximately 25 full time employees worldwide.

Manufacturing

We operate a fifty-seven thousand square feet manufacturing facility in Albuquerque, New Mexico. Our manufacturing process is designed to meet four objectives: limit capital intensive and low value-added activities that can be outsourced to other companies; minimize labor content where possible; minimize the amount of assembly our customers will be required to do at the site; and minimize material movement both from vendors to us and inside our factory.

We produce module clamps, center structures, spring dampers and motor controller assemblies at our Albuquerque facility. We have entered outsourcing contracts for steel tubing, drivelines, bearing assemblies and gear boxes that ship directly from our suppliers to job sites or designated warehouses. By using vendors, we are able to drop ship products directly to our customers sites, which improves working capital turnover, quality and inventory management.

While we maintain certain levels of supplies and inventories, have the capability to in source some of the products manufactured by outside vendors to our principal manufacturing facility and have identified alternative vendors for contingency purposes, we depend upon a small number of vendors to manufacture certain components used in our products. We have implemented a policy that no component be single-sourced and that second-source suppliers be located domestically where possible.

We believe our status as a U.S. company with U.S. manufacturing reduces the potential impact of U.S. government tariffs placed on, or other U.S. government regulatory actions taken against, products manufactured in foreign countries.

Research and Development

We continually devote resources to research and development (“R&D”) with the objective of developing innovative new products and services that enhance system performance, improve product reliability, reduce product cost and simplify installation. Our development strategy is to identify features that bring value to our customers and differentiate us from our competitors. We measure the effectiveness of our R&D using a number of metrics, beginning with a market requirements definition, which includes a program budget, financial payback, resource requirements, and time required to launch the new product, system, or service into the market. We employ a stringent engineering phase gate review process that ensures all R&D programs are meeting their stated objectives from inception to deployment.

We have a strong R&D team with significant experience in solar energy as well as expertise in mechanical engineering, software engineering, civil engineering, systems/control engineering, power electronics, semiconductors, power line communications and networking. As needed, we collaborate with academia, national laboratories, and consultants, to further enhance our capabilities and confirm results independently. As of December 31, 2020, we had 46 people in our engineering department.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2020, we had two U.S. trademark registrations, nine issued U.S. patents, 108 issued non-U.S. patents, twelve patent applications pending for examination in the U.S., thirteen U.S. provisional patent applications pending, at least 100 patent applications pending for examination in other countries and eight domain name registrations, all of which are related to U.S. applications. Many of our patents relate to mounting assemblies, solar trackers and related methods. Our U.S. issued patents are scheduled to expire between 2030 and 2037.

We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.

Our policy is for our research and development employees to enter into confidentiality and proprietary information agreements with us to address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. However, we might not have entered into such agreements with all applicable personnel, and such agreements might not be self-executing. Moreover, such individuals could breach the terms of such agreements.

We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

ITC for Solar Projects

The most significant incentive program to our business is the federal investment tax credit (“ITC”) for solar energy projects. The ITC was originally enacted in 2005, and was most recently extended in December 2020 under the Consolidated Appropriations Act, 2021. The ITC is worth a percentage of a solar project owner’s cost basis in the asset. The ITC percentage varies depending on the year in which the solar project is deemed to begin construction under U.S. Internal Revenue Service (the “IRS”) rules. In general, the IRS rules provide that construction begins in the year in which a taxpayer performs physical work of a significant nature or pays or incurs at least 5% of the total cost of the solar energy project (the “Safe Harbor”). A common strategy that our customers use to satisfy the Safe Harbor is to make a single large payment for equipment with the expectation of delivery within three and half months after the payment date. The ITC is worth 26% of cost for projects that begin construction before 2023. Projects that begin construction in 2023 or later are subject to the phase down schedule described below.

Seasonality

Our revenue is impacted by seasonality related to ITC step-downs and construction activity.

ITC step-downs. While solar power is cost-competitive with conventional forms of generation in many states without the ITC, we believe step-downs in the ITC have influenced, and will continue to influence, the timing and quantity of some customer’s orders. For example, during the fourth quarter of 2019, we received approximately $400 million of orders that were structured to maintain our customers’ eligibility for the 30% ITC that is available for projects for which construction began before 2020. We shipped and recorded the associated revenues on approximately $100 million and $300 million of those orders in the fourth quarter of 2019 and first half of 2020, respectively. While we cannot predict our customers’ behavior, we expect the pattern of some customers placing large orders in the fourth quarter with the majority of shipments occurring during the first half of the next calendar year will continue to occur in years preceding an ITC step-down. The current 26% ITC phases down to 22% for projects that begin construction in 2023, and then phases down to a permanent 10% level for projects that begin construction in 2024 or later.

Construction activity. Project construction activity in North America is lower in colder months. The installation of a solar tracker requires setting foundations in the ground which is more costly when the ground is frozen. Accordingly, we typically expect to see higher revenues in the second and third quarters when the weather is warmer in North America and lower in the first and fourth quarters when the weather is colder absent other factors. While we expect this seasonality will continue to impact us in the near term as a large portion of our business is in North America, we expect to see less pronounced seasonal variations as we expand into new global markets in the southern hemisphere.

Competition

Trackers are highly specialized products that are specific to the solar industry. The unique expertise required to design trackers and customers’ reluctance to try unproven products has confined the number of firms that produce trackers to a relatively small number. Our principal tracker competitors include NEXTracker Inc., a subsidiary of Flex Ltd., PV Hardware and Artech Solar. We also compete indirectly with manufacturers of fixed tilt mounting systems, including UNIRAC, Inc., and RBI Solar Inc., a subsidiary of Gibraltar Industries, Inc. We compete on the basis of product performance and features, total cost of ownership (usually measured by LCOE), reliability and duration of product warranty, sales and distribution capabilities, and training and customer support.

Employees

As of December 31, 2020, we had 389 full-time employees. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Environmental Laws and Regulations

We are subject to a variety of environmental, health and safety, and pollution-control laws and regulations in the jurisdictions in which we operate. We do not believe the costs of compliance with these laws and regulations will be material to the business or our operations. We use, handle, generate, store, discharge and dispose of hazardous substances, chemicals and wastes at some of our facilities in connection with our product development, testing and manufacturing activities. Any failure by us to control the use of, to remediate the presence of or to restrict adequately the discharge of such substances, chemicals or wastes could subject us to potentially significant liabilities, clean-up costs, monetary damages and fines or suspensions in our business operations. In addition, some of our facilities are located on properties with a history of use involving hazardous substances, chemicals and wastes and may be contaminated. Although we have not incurred, and do not currently anticipate, any material liabilities in connection with such contamination, we may be required to make expenditures for environmental remediation in the future.

Government Incentives

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation, and an exclusion of solar energy systems from property tax assessments. The range and duration of these incentives varies widely by geographic market. The market for grid-connected applications, where solar power is sold into organized electric markets or pursuant to power purchase agreements, often depends in large part on the availability and size of these government subsidies and economic incentives. The following is a summary of the major current government subsidies and economic incentives in the key jurisdictions where our customers operate.

United States
The U.S. federal government provides an ITC that allows a taxpayer to offset its federal income tax liability by a percentage of its cost basis in a solar energy system put to commercial use. The value of the tax credit varies depending on the year in which construction is deemed to begin. Under the current legislative framework, solar projects that were under construction by the end of 2019 qualify for a tax credit equal to 30% of the project’s cost. The value drops to 26% for projects starting construction in 2020 through 2022, and 22% for projects starting construction in 2023. The credit drops to a permanent 10% level for projects that begin construction in 2024 or later. Projects that begin construction before 2024, but are not placed in service until 2026 or later, are also limited to the 10% credit.

The federal government also permits accelerated depreciation, and in some cases 100% “bonus” depreciation, for certain equipment, including solar energy systems. In addition, some U.S. states offer an additional corporate investment or production tax credit for solar that is additive to the ITC. Additionally, many U.S. states and local jurisdictions have established various property tax abatement incentives for renewable energy systems.

Item 1A. Risk Factors

You should consider carefully the risks described below, as well as the other information in this Annual Report on Form 10‑K, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in the 10‑K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Our Industry

Risks Related to Demand for our Products

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

We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. For the year ended December 31, 2020, the Company’s largest customer and five largest customers constituted 11.2% and 40.9% of our total revenues, respectively. For the year ended December 31, 2020, two customers (Lightsource Renewable Energy US, LLC and Blattner Energy, Inc.), constituted more than 10% of total revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, or their default in payment, could have a materially adverse effect on the revenues and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry, and, as such, the Company is exposed to normal industry credit risks. As of December 31, 2020, the Company’s largest customer and five largest customers constituted 0.1% and 20.9% of trade accounts receivable, respectively. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

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

Risk Related to the Regulatory Environment

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

A significant recent development in renewable-energy pricing policies in the U.S. occurred on December 31, 2020, when a final rule amending the Federal Energy Regulatory Commission (“FERC”) regulations that implement the Public Utility Regulatory Policies Act (“PURPA”) became effective. Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts, (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for utilities to purchase its output, (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA qualifying facility, and (4) that reduce barriers for third parties to challenge PURPA eligibility. The net effect of these changes is uncertain, as they have only been effective for a short time, and some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, however, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.

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
•the potential imposition of restrictions on our acquisition, importation, or installation of equipment under future U.S. regulations, if any, implementing the temporarily suspended Executive Order on Securing the United States Bulk-Power System, any successor order, or other subsequently imposed administrative or legislative requirements;
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

Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products. The Biden Administration has not yet indicated whether it will remove or alter any of the aforementioned tariffs.

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

For example, the solar ITC provides a federal income tax credit for owners of commercial solar projects that is equal to a percentage of the applicable projects’ cost. The ITC was originally enacted by Congress in 2005, and was most recently extended in 2020. Under the current text of the legislation, the tax credit phases down from its current 26% level to 22% for projects that begin construction in 2023, and then down to 10% for projects that begin construction in 2024 or later.

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

In addition, federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular. Chief among these policies is the renewable portfolio standard (“RPS). Currently, 30 U.S. states, the District of Columbia, and 3 U.S. territories have implemented some form of RPS, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. RPSs vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while other jurisdictions’ RPSs continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out.

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

Moreover, policies of the U.S. presidential administration may create regulatory uncertainty in the renewable energy industry, including the solar energy industry, and adversely affect our business. For example, in June 2017, the U.S. President announced that the United States would withdraw from participation in the 2015 Paris Agreement on climate change mitigation. The United States formally announced its intent to withdraw from the Paris Agreement on November 4, 2019, which withdrawal took effect in November 4, 2020. Following the change of presidential administration on January 20, 2021, the U.S. President issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. Further, on June 19, 2019, the U.S. Environmental Protection Agency (“EPA”) issued the final Affordable Clean Energy (“ACE”) rule and repealed the 2015 Clean Power Plan (“CPP”). Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit struck down the ACE rule and remanded it to the EPA. On February 12, 2021, EPA issued a memo stating that the agency would not reinstate the CPP; therefore, the regulation of greenhouse gas emissions in the power sector is uncertain at this time.

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

Tax laws continually change as new laws are passed and new interpretations of the law are issued or applied. For example, in December 2017, the U.S. government enacted Public Law No. 115-97 (the “TCJA”), resulting in various changes to U.S. tax laws, including, among other things, changes to U.S. federal tax rates (including a reduction of the U.S. corporate tax rate), changes to the rules governing the carryback and carryforward of net operating losses, significant additional limitations on the deductibility of interest, and changes to the rules governing the expensing of capital expenditures.

More recently, in March 2020, the Families First Coronavirus Response Act (the "FFCR Act"), and in March 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain several provisions related to income tax, such as provisions relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Additionally, in December 2020, the Consolidated Appropriations Act, 2021 was enacted, which expands upon the relief provided in the CARES Act and the FFCR Act and includes additional tax-related provisions. We continue to evaluate the impact of the foregoing legislation on our consolidated financial position, results of operations, and cash flows. Future guidance under the FFCR Act, the CARES Act, and the Consolidated Appropriations Act, 2021 (as well as under the TCJA) may be forthcoming, and such guidance could ultimately increase or decrease the impact that such Acts have on our business and financial condition. It is possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us.

Changes like the ones discussed above and other changes to tax laws, such as changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act and other foreign anti-bribery laws.

The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions requires substantial government contact where norms can differ from U.S. standards. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-

bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Risks Related to Intellectual Property

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

We have initiated, and may in the future need to initiate infringement claims or litigation in order to try to protect or enforce our intellectual property rights. For instance, we have brought an action against a competitor in connection with misappropriation of trade secrets that remains pending (see Item 3. Legal Proceedings). Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Growth and Operations

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

We depend upon a number of outside vendors. Our operations could be disrupted if we encounter problems with these vendors.

While we manufacture products at our principal manufacturing facility in Albuquerque, New Mexico, we depend upon a number of vendors to manufacture certain components used in our products. Our reliance on these vendors makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

If any of our vendors were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high quality levels or renew existing terms under supply agreements, we would have to manufacture at our principal manufacturing facility the components manufactured by our vendors or identify, qualify and select acceptable alternative vendors, if not already multi-sourced. Manufacturing at our principal manufacturing facility the components manufactured by our vendors may lower our cost efficiency, and an alternative vendor may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, which in turn could reduce our revenues, harm our relationships with our customers and damage our reputation with local installers and potential end-users and cause us to forego potential revenue opportunities.

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

We are required to make payments under the Tax Receivable Agreement (“TRA”) if and when cash tax savings are realized, and the amounts of such payments could be significant.

Concurrent with Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC. (“Patent LLC”), Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into the TRA with Ron P. Corio, our indirect stockholder. The TRA requires that Array Tech, Inc. (f/k/a Array Technologies, Inc.) pay Ron P. Corio for a portion of certain federal, state, local and non-U.S. tax benefits that we actually realize (or are deemed to realize in certain circumstances) in taxable periods following Former Parent’s acquisition of the Patent LLC. These payments are obligations if and when cash tax savings are realized. The TRA will continue until all tax benefit payments have been made or we elect early termination under the terms described in the TRA (or the TRA is otherwise terminated pursuant to its terms).

Estimating the amount of payments that may be made under the TRA is by nature imprecise; however, these payments could be significant. We estimate that, as of December 31, 2020, the undiscounted future expected payments under the TRA are $25.3 million. In addition, in certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. Moreover, we will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.

Further, our payment obligations under the TRA are not conditioned upon Ron P. Corio having a continued interest in us or our subsidiaries. Accordingly, Ron P. Corio’s interests may conflict with those of the holders of our common stock.

Significant changes in the cost of raw materials could adversely affect our financial performance.

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

We are dependent on transportation and logistics providers to deliver our products in a cost efficient manner. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations.

We rely on transportation and logistics providers for the delivery of our products. We may also incur additional shipping costs when we need to accelerate delivery times. Our ability to deliver our products in a cost efficient manner could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to shipping facilities as a result of the

COVID-19 or other epidemics, and other factors not within our control. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, including becoming compliant with SOX 404, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees in preparation for these heightened requirements, we may need to hire more employees in the future which would increase our costs and expenses.

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

Risks Related to COVID-19

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

Although we have thus far avoided significant impact to performance of operations, and have not incurred, to date, liquidated damages due to delay, we have encountered and could encounter in future project delays due to impacts on suppliers, customers, or others. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and continues to evolve as of the date of this filing. Accordingly, management will continue to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Risks Related to Information Technology

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

Risk Related to Indebtedness and Financing

Our indebtedness could adversely affect our financial flexibility and our competitive position.

As of December 31, 2020, we owe $460.0 million under our Senior Secured Credit Facility (as defined below). Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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

In addition, the agreement governing the Senior Secured Credit Facility contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, a default by us under the agreement governing the Senior Secured Credit Facility or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

The agreement governing the Senior Secured Credit Facility contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
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

In addition, the Revolving Credit Facility (as defined below) also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions.

The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.

The interest rates applicable to the Senior Secured Credit Facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. In anticipation of LIBOR’s phase-out, the credit agreement governing the Senior Secured Credit Facility provides for alternative base rates, as well as a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the administrative agent and subject to the majority lenders not objecting to such benchmark replacement; provided that, with respect to any proposed amendment containing any SOFR-based rate, the Lenders shall be entitled to object only to the benchmark replacement spread (or method for calculating or determining such spread adjustment) contained therein.

There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend the Senior Secured Credit Facility, or incur additional indebtedness, on favorable terms, or at all.

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

Risks Related to Ownership of Our Common Stock

As an emerging growth company within the meaning of the Securities Act, we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. We have in this Annual Report on Form 10-K utilized, and we may in future filings with the SEC continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

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

We could remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1.07 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in connection with our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act. As of the date of this filing we anticipate losing our emerging growth company eligibility on December 31, 2021 based upon our current unaffiliated market capitalization.

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
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•from and after the Trigger Event, which occurred in 2020, requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.

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

We have never declared or paid any distributions or dividends on our common stock, except the Special Distribution (as defined below). We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

Internal control deficiencies have historically been identified that constituted material weaknesses in our internal control over financial reporting. If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, we identified certain material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses in the years ended December 31, 2019 and 2018 were related to our financial close process, reconciliation of deferred and unbilled revenue, and inventory cut-off and pricing, specifically due to lack of qualified accounting and finance personnel, and in the case of the existing material weakness for inventory cut-off, due mainly to lack of system capabilities. In preparing our financial statements for the years ended December 31, 2018 and 2019, our internal controls failed to detect certain errors related to the classification of deferred and unbilled revenue, as well as inventory. As of December 31, 2020, we have remediated the material weaknesses related to our financial statements close process, reconciliation of deferred and unbilled revenue and inventory pricing, and are in the process of remediating the material weaknesses associated with inventory cut-off. Although no material errors were identified in this area for the year ended December 31, 2020, the material weakness for inventory cut-off is deemed still not remediated as of December 31, 2020. We have hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial close processes to remediate the material weaknesses for our financial statement close process, reconciliation of deferred and unbilled revenue, and inventory pricing. We have also taken steps intended to remediate the inventory cut-off weaknesses primarily through procedures and controls in the financial statement close process while working to deploy system enhancements designed to improve the accuracy of inventory reporting. While we believe that these efforts will improve our internal control over financial reporting, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future.

As an emerging growth company, our independent registered public accounting firm is not required, and has not conducted an audit of our internal control over financial reporting. Due to a transition period established by rules of the SEC for newly public companies, our management has not completed an assessment of the effectiveness of our internal control over financial reporting herein. Evaluation by us of our internal controls over financial reporting may identify additional material weaknesses. The identification of a material weakness in our internal controls or the failure to remediate existing material weaknesses in our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.

We are required to comply with the SEC’s rules implementing Section 404 of Sarbanes-Oxley, and will therefore be required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes-Oxley, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following the first annual report we are required to file with the SEC. To comply with the requirements of being a public company, we need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors in certain situations. We will be required to perform the internal annual review and evaluation of our internal controls no later than for fiscal 2021. We initially qualify as an emerging growth company, and thus, we will be exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable Nasdaq requirements, among other items. Establishing these internal controls are costly and may divert management’s attention.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Albuquerque, New Mexico and consists of 11,647 square feet of office space and 57,911 square feet of manufacturing, warehousing and shipping space, respectively. We own our corporate headquarters.

In addition to our corporate headquarters, we lease approximately 1,276,000, 649,000, 500,000, 357,000, 187,000 ,176,000, and 135,000 square feet of warehousing facilities in Kansas, Nevada, Tennessee, Ohio, Texas, New Mexico, and Wisconsin, respectively. We also lease space in Australia and Spain for sales and technical support employees.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings

On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Colin Mitchell, Nextracker, Inc., Flextronics International U.S.A., Inc., Marco Garcia, Daniel S. Shugar, and Scott Graybeal (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. Defendant Mitchell was formerly an employee of the Company, but was hired by Nextracker in violation of his non-compete agreement, and shared with Nextracker and the other defendants certain of Array’s trade secrets and confidential information in violation of his legal obligations. Defendants filed their answer to the amended complaint on February 5, 2018 denying the allegations, but did not assert any counterclaims against Array. The case has been vigorously litigated through the close of fact discovery and expert discovery. As of September 1, 2020, the court has ruled on a number of motions, including a dismissal of the Defendants’ unclean hands defense and granting partial summary judgment in favor of Array for breach of contract. As of December 31, 2020, the Court has denied in every material aspect the motion for summary judgment filed by the Defendants. The Court has yet to rule on a motion for sanctions filed by Array. We anticipate that once the court has ruled on all of the pending motions, and the court procedures allow for jury trials to resume, it will set a trial date.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, par value $0.001 per share, began trading on the NASDAQ Global Market under the symbol “ARRY” on October 15, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 5, 2021, there were approximately 2 stockholders of record of our common stock, which does not include shares held in street name.

Dividend Policy

We have never declared or paid any distributions or dividends on our common stock, except the Special Distribution. We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*

Among Array Technologies, Inc., the Russell 2000 Index,
and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
10/15/20
10/20
11/20
12/20
Array Technologies, Inc.
Russell 2000
Peer Group

*$100 invested on 10/15/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Russell Investment Group. All rights reserved.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2020	2019	2018
Revenues	$872,662	$647,899	$290,783
Gross profit	$202,801	$150,761	$11,555
Net Income (Loss)	$59,073	$39,745	$(60,764)
Earnings (Loss) per Share
Basic and Diluted	$0.49	$0.33	$(0.51)

Consolidated Balance Sheet Data:

	December 31,
	2020	2019	2018
Total assets	$656,024	$923,581	$509,861
Long-term liabilities	$447,820	$27,810	$110,816
Total liabilities	$736,923	$618,430	$245,387
Total member’s equity/stockholders’ deficit	$(80,899)	$305,151	$264,474

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors.”

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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. In 2020, we derived 92% and 8% of our revenues from customers in the U.S. and rest of the world, respectively.

We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of December 31, 2020, we had 389 full-time employees.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, we have maintained uninterrupted business operations with normal turnaround times for the delivery of solar tracking systems. We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. The extent to which COVID19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

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

Revenues
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

Cost of Revenues and Gross Profit
Cost of revenues consists primarily of product costs, including purchased components, as well as costs related to shipping, tariffs, customer support, product warranty, personnel and depreciation of test and manufacturing equipment. Personnel costs in cost of revenues includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation; economies of scale resulting in lower component costs, and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.

Gross profit may vary from quarter to quarter and is primarily affected by our ASPs, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 150 as of December 31, 2019 to 177 at December 31, 2020, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

General and administrative expenses
General and administrative expenses consist primarily of salaries, equity-based compensation, employee benefits and payroll taxes related to our executives, sales, finance, human resources, information technology, engineering and legal organizations, as well as travel, facilities costs, marketing, bad debt and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect an increase in the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. The majority of our sales in 2020 were in the U.S.; however, during the year we expanded our international presence with additional global sales staff. We currently have a sales presence in the U.S., Australia, the U.K. and Brazil. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also expect that as a public company we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company. We also anticipate an increase in our spend related to product innovation as we hire additional engineering resources and increase our external R&D spend.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the earn-out and the TRA entered into with Ron P. Corio, our indirect stockholder, concurrent with Former Parent’s acquisition of Patent, LLC.

The earn-out liability was recorded at fair value at the acquisition date and subsequent changes in the fair value are recognized in earnings. Fair value of the earn-out liability is measured based upon the expected return of investment of Former Parent, among other things. Payments related to the earn-out liability are required to be evaluated upon the occurrence of certain events, including the consummation of an IPO; the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Former Parent held by Oaktree Power and Oaktree Investors to a third party; the sale of equity securities or assets of Former Parent, ATI Investment Sub, Inc. or Array Technologies, Inc. to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, ATI Investment Sub, Inc. or the Company. The IPO, Special Distribution and our follow-on offering in December 2020 (the “Follow-on Offering”) required the Company to make a cash payment of $9.1 million in October 2020 and $15.9 million in December 2020. As a result of these payments our earn-out liability has been paid in full.

The TRA liability was recorded at fair value at the acquisition date and subsequent changes in the fair value are recognized in earnings. The TRA will generally provide for the payment by Array Tech, Inc. (f/k/a Array Technologies, Inc.) to Ron P. Corio for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc. (f/k/a Array Technologies, Inc.) from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating fair value of the

TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Ron P. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA.

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

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility (as defined below) and our Senior ABL Facility, interest on the Senior Secured Promissory Note (as defined below), and interest on our Prior Term Loan Facility (as defined below), which was fully repaid on February 2, 2020.

Income Tax Expense
We are subject to federal and state income taxes in the United States.

Results of Operations

The following tables set forth our consolidated statement of operations (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Revenues	$872,662	$647,899	$224,763	35%
Cost of Revenues	669,861	497,138	172,723	35%
Gross profit	202,801	150,761	52,040	35%

Operating Expenses
General and administrative	55,634	41,212	14,422	35%
Contingent consideration	26,441	640	25,801	4031%
Depreciation and amortization	25,514	25,500	14	—%
Total Operating Expenses	107,589	67,352	40,237	60%

Income from Operations	95,212	83,409	11,803	14%

Other Expense
Other expense, net	(2,305)	(33)	2,272	6885%
Interest expense	(15,129)	(18,797)	(3,668)	(20)%
Total Other Expense	(17,434)	(18,830)	(1,396)	(7)%
	77,778	64,579	13,199	20%
Income Tax Expense	18,705	24,834	(6,129)	(25)%
Net Income	$59,073	$39,745	$19,328	49%
Other Financial Information (unaudited):
Adjusted EBITDA	$160,539	$121,789	$38,750	32%
Adjusted Net Income	$112,411	$80,179	$32,232	40%

Comparison of the years ended December 31, 2020 and 2019

Revenues
Revenues increased by $224.8 million, or 35%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Total MW delivered increased by approximately 32% for the year ended December 31, 2020 driven by a higher number of projects delivered in 2020 compared to 2019. ASPs were up 2% year over year reflecting a change in the mix of our projects.

Cost of Revenues and Gross Profit
Cost of revenues increased by $172.7 million, or 35%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the increase in the number of MW delivered. Gross profit as a percentage of revenue remained relatively flat at 23.2% for the year ended December 31, 2020 compared to 23.3% for the year ended December 31, 2019. Cost Per Watt was up 2% year over year reflecting a change in the mix of our projects.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $14.4 million, or 35%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in general and administrative expense was due to a $4.1 million collection of an accounts receivable for which the allowance for bad debt was recorded in 2018, an increase in equity-based compensation of $4.0 million related to the Class B and C unit grants in November 2019 and May 2020. Equity-based compensation is amortized monthly over the vesting period resulting in more equity-based compensation as the grants were outstanding for more monthly periods in 2020. We also increased our internal headcount in 2020 to support our growth and business plan resulting in higher payroll and related costs. The increase in general and administrative expenses was partially offset from a reduction in third-party spend related to business process outsourcing, consulting costs, and other professional fees as a result of the completion of our ERP implementation as well as a reduction in travel expenses due to the COVID-19 pandemic.

Contingent Consideration
Contingent consideration expense increased by $25.8 million for the year ended December 31, 2020 compared to $0.6 million for the year ended December 31, 2019. The increase was due to an increase in the fair value of our earn-out obligation and a slight increase in the fair value of our TRA. The earn-out value was based upon the anticipated return of investment our sponsor expects to receive upon liquidation of its investment in Array. As a result of the IPO, Special Distribution and Follow-on Offering, we were required to pay the maximum amount of the earn-out ($25 million) during the fourth quarter of 2020 resulting in a change in the fair value of the earn-out of $24.6 million during the year ended December 31, 2020.

Depreciation
Depreciation expense for the year ended December 31, 2020 was similar to the year ended December 31, 2019 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the year ended December 31, 2020 was similar to the year ended December 31, 2019 as we did not add any significant intangible assets.

Interest Expense
Interest expenses decreased by $3.7 million, or 20%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower interest on our Term Loan Facility (as defined below) as it was paid in full in February 2020 and our Senior Secured Promissory Note as it was paid in full in July 2020. During October 2020 we entered into our Senior Secured Credit Facility and borrowed $575 million. We used IPO proceeds to repay $105 million and made additional principal payments of $10.0 million in December 2020 resulting in a balance of $460.0 million outstanding at December 31, 2020. We anticipate an increase in interest expense as a result of our Senior Secured Credit Facility.

Income Tax Expense
Income tax expense decreased by $6.1 million, or 25% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Our effective tax rate was 24.0% for year ended December 31, 2020 and 38.5% for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2019 was higher than the statutory rate as a result of a $9.3 million permanent difference from the settlement of an IRS examination which reduced the value of the developed technology from $210.0 million to $188.0 million for federal income tax purposes. The reduction in value increased our deferred tax liability related to the developed technology by $4.6 million. The settlement with the IRS also resulted in payments related to the TRA being non-deductible for tax purposes, resulting in the write-off of the deferred tax asset related to the TRA totaling $4.7 million. The effective tax rate for the year ended December 31, 2020 benefited from a $6.6 million income tax benefit received from the NOL carryback provision provided by the CARES Act. The benefit from the CARES Act was offset by a significant amount of permanent differences.

Net Income
As a result of the factors discussed above, our net income increased by $19.3 million, or 49%, in 2020 as compared to 2019.

Comparison of the years ended December 31, 2019 and 2018

A discussion and analysis covering the comparison of the year ended December 31, 2019 to the year ended December 31, 2018 is included in our prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on December 4, 2020.

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains the presentation of Adjusted EBITDA and Adjusted Net Income, which are not presented in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are being presented because they provide the Company and readers of this Form 10-K with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA and Adjusted Net Income to be substitutes for any GAAP financial information. Readers of this Form 10-K should use Adjusted EBITDA and Adjusted Net Income only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA and Adjusted Net Income to Net Income, the most comparable GAAP measure to each, are provided in “—Non-GAAP Financial Measure.”

Adjusted EBITDA and Adjusted Net Income (Non-GAAP)

We present Adjusted EBITDA and Adjusted Net Income as supplemental measures of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) other (income) expense, (iii) income tax expense (benefit), (iv) depreciation expense, (v) amortization of intangibles, (vi) equity based compensation, (vii) remeasurement of the fair value of contingent consideration, (viii) ERP implementation costs, (ix) certain legal expense, and (x) other costs. We define Adjusted Net Income as net income (loss) plus (i) amortization of intangibles, (ii) amortization of debt discount and issuance costs, (iii) equity based compensation, (iv) remeasurement of the fair value of contingent consideration, (v) ERP implementation costs, (vi) certain legal expense, (vii) other costs, and (viii) income tax (expense) benefit of adjustments.

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

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$59,073	$39,745	$(60,764)
Interest expense	15,129	18,797	19,043
Other expense, net	2,305	33	447
Income tax expense (benefit)	18,705	24,834	(19,932)
Depreciation expense	2,224	2,066	1,944
Amortization of intangibles	25,250	25,250	26,506
Equity-based compensation	4,809	799	—
Contingent consideration	26,441	640	(825)
ERP implementation costs(a)	1,946	2,874	5,810
Legal expense(b)	1,068	3,915	1,483
Other costs(c)	3,589	2,836	3,636
Adjusted EBITDA	$160,539	$121,789	$(22,652)

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

(c) For the year ended December 31, 2020, other costs represent (i) certain costs associated with our IPO and Follow-on Offering of $3.5 million and, (ii) costs associated with our initial Board of Directors search for $0.1 million. For the year ended December 31, 2019, other costs represent (i) consulting fees for certain accounting, finance and IT services of $2.6 million and (ii) $0.2 million for the executive consulting costs. For the year ended December 31, 2018, other costs represent (i) consulting fees for certain accounting, finance and IT services of $3.6 million.

The following table reconciles net income to Adjusted Net Income (loss) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net Income (loss)	$59,073	$39,745	$(60,764)
Amortization of intangibles	25,250	25,250	26,506
Amortization of debt discount and issuance costs	3,366	3,968	2,991
Equity based compensation	4,809	799	—
Contingent consideration	26,441	640	(825)
ERP implementation costs(a)	1,946	2,874	5,810
Legal expense(b)	1,068	3,915	1,483
Other costs(c)	5,821	2,836	3,636
Income tax expense of adjustments(d)	(8,755)	(9,132)	(9,338)
Non-recurring income tax adjustments related to the IRS settlement and CARES Act	(6,608)	9,284	—
Adjusted Net Income (loss)	$112,411	$80,179	$(30,501)

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

(c) For the year ended December 31, 2020, other costs represent (i) certain costs associated with our IPO and Follow-on Offering of $3.5 million, (ii) $2.2 million to the former majority shareholder in connection with tax benefits received as part of the CARES act (this $2.2 million is reflected in the "Other Expense" line in Adjusted EBITDA) and (iii) costs associated with our initial Board of Directors search for $0.1 million. For the year ended December 31, 2019, other costs represent (i) consulting fees for certain accounting, finance and IT services of $2.6 million and (ii) $0.2 million for the executive consulting costs. For the year ended December 31, 2018, other costs represent (i) consulting fees for certain accounting, finance and IT services of $3.6 million.

(d) Represents the estimated tax impact of all Adjusted Net Income add-backs, excluding those which represent permanent differences between book versus tax.

Liquidity and Capital Resources

Historical Cash Flow

The following table compares the historical cash flow (in thousands):

	Year Ended December 31,
	2020	2019
Net Cash (Used in) Provided by Operating Activities	$(122,205)	$386,073
Net Cash Used in Investing Activities	(1,338)	(1,697)
Net Cash (Used in) provided by Financing Activities	(129,273)	(63,945)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	$(252,816)	$320,431

We have historically financed our operations primarily with the proceeds from contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows will be sufficient to meet our future cash needs. Our Senior Secured Credit Facility (see discussion below) provides an additional source of short and long-term liquidity to fund operations.

As of December 31, 2020, our cash and cash equivalents was $108.4 million. Net working capital as of December 31, 2020 was $86.1 million.

As of December 31, 2020, we had outstanding borrowings of $460.0 million under the Term Loan Facility and $103.4 million available of our $150.0 million commitment under our Revolving Credit Facility.

Operating Activities
For the year ended December 31, 2020, cash used by operating activities was $122.2 million primarily due to payments to our suppliers for products that were paid for by customers in 2019, but that we did not ship until 2020. In order for our customers to take advantage of the ITC credit, we received payment on these projects in the fourth quarter of 2019.

For the year ended December 31, 2019 cash provided by operating activities was $386.1 million, due to an increase in deferred revenue of $307.0 million resulting from payments made by customers for products we did not ship until the first half of 2020. Additionally, there was a $94.6 million increase in inventory and a $105.5 million increase in accounts payable in preparation of expected volume increases in the first quarter of 2020.

Investing Activities
For the years ended December 31, 2020 and 2019, net cash used in investing activities was $1.3 million and $1.7 million, respectively, primarily attributable to the purchase of property and equipment.

Financing Activities
For the year ended December 31, 2020, net cash used by financing activities was $129.3 million. Net proceeds from the Term Loan Facility and IPO were $460.0 million and $139.1 million, respectively. The Company also paid a special distribution to its members prior to our IPO of $589.0 million (the “Special Distribution”) along with $57.7 million and $45.6 million payments of the Term Loan and Senior Secured Promissory Note, respectively.

For the year ended December 31, 2019, net cash used by financing activities was $63.9 million, of which $25.0 million and $39.1 million was attributable to the payment of the Prior Term Loan Facility and Senior ABL Facility.

Discussion of 2018 Historical Cash Flows

A discussion and analysis covering historical cash flows for the year ended December 31, 2018 is included in our prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on December 4, 2020.

Debt Obligations
Senior Secured Credit Facility

On October 14, 2020, the Company entered into a senior secured credit facility consisting of (i) a $575.0 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150.0 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. As of December 31, 2020, the Term Loan Facility had a balance of $460.0 million. The Term Loan Facility accrued interest equal to applicable margin of 1% plus base rate (4% at December 31, 2020). On February 23, 2021 we entered into the first amendment (“First Amendment”) to our Senior Secured Credit Facility. The First Amendment, in the case of the Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This results in our current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment.The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $31.7 million at December 31, 2020. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of December 31, 2020 is 6.08%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021 which could require the Company to make advance principal payments.

Letters of Credit
Under the Revolving Credit Facility, the Company had no outstanding balance, $46.6 million in standby letters of credit and availability of $103.4 million under the Revolving Credit Facility.

Interest Rate
The interest rates applicable to the loans under the Term Loan Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 300 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the LIBOR for the relevant currency, adjusted for statutory reserve requirements, and (b) 100 basis points, plus, in each case, the applicable margin of 400 basis points per annum. Pursuant to the First Amendment, (i) the applicable margin (a) with respect to ABR borrowings was reduced to 225 basis points and (b) with respect to Eurocurrency borrowings was reduced to 325 basis points and (ii) the LIBOR floor referred to in clause (ii)(b) above was reduced from 100 to 50 basis points.

The interest rates applicable to the loans under the Revolving Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 225 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the LIBOR for the relevant currency, adjusted for statutory reserve requirements, and (b) 50 basis points, plus, in each case, the applicable margin of 325 basis points per annum.

Guarantees and Security

The obligations under the Senior Secured Credit Facility are guaranteed by ATI Investment Sub, Inc. and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of Array Tech, Inc.’s and the guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

Prepayments and Amortization
Loans under the Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty. Loans under the Term Loan Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than a 1% premium with respect to prepayments on account of certain “repricing events,” subject to exceptions, occurring within 12 months of the closing date of the Senior Secured Credit Facility).

The Senior Secured Credit Facility requires mandatory prepayments, but not permanent reductions of commitments thereunder, for excess cash flow, asset sales, subject to a right of reinvestment, and refinancing facilities.

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% per annum of the original principal amount of the loans funded thereunder. There is no scheduled amortization under the Revolving Credit Facility.

Restrictive Covenants and Other Matters
The Senior Secured Credit Facility contains affirmative and negative covenants including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type.

The Revolving Credit Facility also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the New Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 7.10 to 1.00.

The Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control.

Senior ABL Facility
The Company had a Senior ABL Facility which, as amended on March 23, 2020, had maximum availability of $100.0 million and matures on March 23, 2025. The amount available to be borrowed under the Senior ABL Facility was determined by a borrowing base consisting of our eligible inventory, eligible accounts receivable and cash. On October 14, 2020, we repaid the entire outstanding balance of the Senior ABL Facility and closed this facility.

The interest rates applicable to the loans under the Senior ABL Facility were based on a fluctuating rate of interest determined by reference to a base rate plus an applicable margin ranging from 0.50% to 1.00% or a prime rate or Eurocurrency rate plus an applicable margin ranging from 1.50% to 2.00%. The applicable margin was adjusted after the completion of each full fiscal quarter based upon the pricing grid in the Senior ABL Facility.

The Senior ABL Facility contained a number of customary affirmative and negative covenants, including covenants that restricted our ability to borrow money, grant liens, pay dividends or dispose of assets, and events of default. Specifically, we were required to maintain a fixed charge coverage ratio, measured as of the last day of each full fiscal quarter, of at least 1.10 to 1.00.

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

Prior Term Loan Facility
On June 23, 2016, we entered into a term loan agreement with Jefferies Finance LLC, providing for a term loan in an aggregate amount of $200 million (the “Prior Term Loan Facility”). As of December 31, 2019, the Prior Term Loan Facility had a balance of $57.7 million. The balance of the Prior Term Loan Facility is presented in the accompanying consolidated balance sheet net of debt discount and issuance costs of $1.8 million at December 31, 2019. The Prior Term Loan Facility contains a provision under which a percentage of excess cash flow must be used to pay down the loan. As of December 31, 2019, the excess cash flow provision resulted in the Prior Term Loan Facility being classified as current on the accompanying consolidated balance sheet. On February 7, 2020, the Company repaid the Prior Term Loan Facility in full and settled all obligations with respect to the Prior Term Loan Facility.

Surety Bonds

As of December 31, 2020, we posted surety bonds in the total amount of approximately $121.2 million. We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.
.
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

Revenue Recognition 2020 and 2019
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

The Company’s performance obligations are satisfied predominately over-time as work progresses for its custom assembled solar systems, utilizing an output measure of completed products and based on the timing of the product’s shipments considering the shipping terms described in the contract. In certain situations, when product is still in our custody, and title and risk of loss has passed to the customer (known as bill-and-hold arrangement), revenue will be recognized when all the specific requirements for transfer of control under a bill-and-hold arrangement have been met.

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

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet, recorded on a contract-by-contract basis at the end of each reporting period. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e. unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. As of December 31, 2020 and December 31, 2019, contract assets consisting of unbilled receivables totaling $18.1 million and $16.1 million, respectively, were recorded within accounts receivable on the consolidated balance sheet. The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e. deferred revenue) relate to advanced orders and payments received by the Company and are the result of customers looking to take advantage of certain U.S. federal tax incentives set to decrease at the end of 2019. Based on the terms of the tax incentives the customer must pay for the goods prior to December 31, 2019 which accounts for the increase in the advanced orders and payments and the resulting deferred revenue. As of December 31, 2020 and December 31, 2019, contract liabilities consisting of deferred revenue was presented separately on the consolidated balance sheets.

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

Contingent Consideration
Tax Receivable Agreement
Concurrent with Former Parent’s acquisition of Patent LLC, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into the TRA with Ron P. Corio, our indirect stockholder. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in general and administrative in the Company’s consolidated statement of operations. The TRA obligations were recorded at acquisition-date fair value at inception and is classified as a liability. The TRA will generally provide for the payment by Array Tech, Inc. (f/k/a Array Technologies, Inc.) to Ron P. Corio, our indirect stockholder, for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc. (f/k/a Array Technologies, Inc.) from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating the amount of payments that may be made under the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Ron P. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA. As of December 31, 2020 and December 31, 2019, the estimated fair value of the TRA is $19.7 million and $17.8 million, respectively, which has been recorded as a liability. Subsequent changes in fair value of the TRA will be recognized in earnings.

Earn-Out Obligations
Under the Earn-Out Agreement, dated June 23, 2016, by and among ATI Investment Former Parent, LLC, ATI Investment Sub, Inc., Array Technologies, Inc., and the seller parties thereto (the “Earn-Out Agreement”), the Company is required to pay the former stockholders of Array Technologies, Inc., including Ron P. Corio, an indirect stockholder, future contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the consummation of an IPO; the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Former Parent held by Oaktree Power and Oaktree Investors to a third party; the sale of equity securities or assets of Former Parent, ATI Investment Sub, Inc. or Array Technologies, Inc. to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, ATI Investment Sub, Inc. or the Company. The maximum aggregate earn-out consideration is $25.0 million. During the year ended December 31, 2020 we were required to pay the maximum aggregate earn-out consideration as a result of our IPO, Special Distribution and Follow-on Offering. As a result of the $25.0 million payment we are no longer obligated under the earn-out agreement.

Equity-Based Compensation Expense
The Company accounts for equity grants to employees (Class B units of Former Parent) as stock-based compensation under ASC 718, Compensation-Stock Compensation. The Class B units contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest in Former Parent. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Former Parent. However, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

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

On November 19, 2019 and May 19, 2020, Former Parent issued 22,326,653 and 4,344,941, respectively, Class B units to certain employees of the Company. On March 28, 2020, Former Parent issued 1,000 Class C units to a member of the board of directors of Array Technologies, Inc.

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

For the years ended December 31, 2020 and 2019, the Company recognized $4.8 million and $0.8 million, respectively, in equity-based compensation. At December 31, 2020, the Company had $17.0 million of unrecognized compensation costs related to Class B units and restricted stock units which is expected to be recognized over a period of 3 years. There were no forfeitures during 2019 or 2020. Following the Corporate

Conversion, the Class B Units in Former Parent remained outstanding and were not converted into shares of common stock of the Company.

Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies,’’ in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Concentrations of Major Customers

Our customer base consists primarily of solar contractors and utilities. We do not require collateral on our trade receivables. For the year ended December 31, 2020, our largest customer and five largest customers constituted 11.2% and 40.9% of total revenues, respectively. Two customers, Lightsource Renewable Energy US, LLC and Blattner Energy, Inc., made up 21.5% of revenue and are the only customers greater than 10% of total revenue for the year ended December 31, 2020. For the year ended December 31, 2019, our largest customer and five largest customers constituted 17.2% and 50.1% of total revenues, respectively. Two customers made up 28.7% of revenue and are the only customers constituting greater than 10% of total revenue for the year ended December 31, 2019. The loss of any one of our top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the solar industry and, as such, the Company is exposed to normal industry credit risks. As of December 31, 2020, our largest customer and five largest customers constituted 0.1% and 20.9% of trade accounts receivable, respectively. As of December 31, 2019, our largest customer and five largest customers constituted 29.5% and 69.0% of trade accounts receivable, respectively. We continually evaluate our reserves for potential credit losses and establishes reserves for such losses.

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

Interest Rate Risk

As of December 31, 2020, our long-term debt totaled $460 million. We have interest rate exposure with respect to the $460.0 million balance due to the variable interest rate. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $2.3 million.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of December 31, 2020, we identified a material weakness in our internal control over financial reporting involving inventory.

This material weakness is in the inventory process related to inventory cut-off. It was noted that we recorded inventory for which we did not hold risk at year-end for inventory in-transit. This risk was initially identified during our audit for fiscal year 2018 and remained as of December 31, 2019. Although we began efforts to remediate this issue immediately upon identification, this issue remained at year end 2020.

We have begun to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:
•We have taken steps intended to remediate the inventory cut-off material weakness through additional procedures and controls in the inventory and financial statement close processes while working to deploy system enhancements designed to improve the accuracy of inventory reporting. These controls include instituting electronic data interchange with key inventory carriers as well as enhancements in the review process over in-transit inventory.
•We have hired an external consulting firm that specializes in internal controls and internal audit work to assist in the organizational risk assessment, identification of control activities, controls documentation and testing and the enhancement of ongoing monitoring activities related to the internal controls over financial reporting.

These system enhancements and activities are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking the above steps and plan to take additional measures to remediate the underlying causes of the material weakness.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our financial statements as of and for each of the years ended December 31, 2018 and 2019, we identified material weaknesses in our internal control over financial reporting relating to our financial close process, reconciliation of deferred revenue and unbilled revenue and inventory pricing, specifically due to lack of qualified accounting and finance personnel and lack of system capabilities which resulted in certain material corrections to the financial statements.

In order to address these previously reported material weaknesses, we hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial statement close process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which ensure all necessary reviews and reconciliations are occurring as designed.

Based on these remediation efforts, management has concluded that the previously reported material weaknesses in our internal control over financial reporting relating to our financial close process, reconciliation of deferred revenue and unbilled revenue and inventory pricing have been remediated as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.

Other than the implementation of measures described above under Material Weaknesses in Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 8, 2020, the compensation committee of the Board of directors approved certain changes to employment terms applicable to the Company’s named executive officers. A description of these arrangements is filed as exhibit 10.13 filed herewith.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

We have adopted a written Code of Business Conduct that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct is available on our website at www.arraytechinc.com. If we make any substantive amendments to the Code of Business Conduct or grant any waiver from a provision of the Code of Business Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements.
The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
4.1*	Description of securities registered under Section 12 of the Exchange Act
4.2	Form of Common Stock Certificate of the Registrant
10.1	Registration Rights Agreement, dated as of October 19 by and among Array Technologies, Inc. and certain holders identified therein	8-K	10/19/2020	10.1

Number	Description of Document	Form	Date	No.
10.2	Credit Agreement, dated as of October 14, 2020, by and among Array Technologies, Inc., as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	10/19/2020	10.2
10.3	Amended and Restated ABL Credit and Guarantee Agreement, dated as of March 23, 2020, by and among ATI Investment Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	S-1/A	10/14/2020	10.1
10.4	Tax Receivable Agreement, dated as of July 8, 2016, between Array Technologies, Inc. and Ron P. Corio	S-1/A	10/14/2020	10.3
10.5	Form of Array Technologies, Inc. 2020 Long-Term Incentive Plan	S-1/A	10/14/2020	10.4
10.6	Earnout Agreement, dated June 23, 2016, by and among ATI Investment Parent, LLC, ATI Investment Sub, Inc., Array Technologies, Inc., and the seller parties thereto	S-1/A	10/14/2020	10.5
10.7	Employment Offer Letter, dated August 7, 2018, between Array Technologies, Inc. and Stuart Bolland	S-1/A	10/14/2020	10.6
10.8	Amendment to Employment Offer Letter, dated May 25, 2019, between Array Technologies, Inc. and Stuart Bolland	S-1/A	10/14/2020	10.7
10.9	Employment Offer Letter, dated April 25, 2018, between Array Technologies, Inc. and Jim Fusaro	S-1/A	10/14/2020	10.8
10.10	Employment Offer Letter, dated December 19, 2016, between Array Technologies, Inc. and Jeff Krantz	S-1/A	10/14/2020	10.9
10.11	Amendment to Employment Offer Letter, dated May 23, 2019, between Array Technologies, Inc. and Jeff Krantz	S-1/A	10/14/2020	10.10
10.12	Form of Director and Officer Indemnification Agreement	S-1/A	10/14/2020	10.11
10.13*	Employment Agreement Terms
10.14*	Amendment 1 to Credit Agreement
10.15	Amendment 2 to Credit Agreement	8-K	3/2/2021	10.1
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm

Number	Description of Document	Form	Date	No.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*	Interactive Data Files
104*	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

Item 16. Form 10–K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2021.

Array Technologies, Inc.
By:	/s/ Jim Fusaro
Jim Fusaro
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jim Fusaro	Chief Executive Officer	March 9, 2021
Jim Fusaro	(Principal Executive Officer)

/s/ Nipul Patel	Chief Financial Officer	March 9, 2021
Nipul Patel	(Principal Financial and Accounting Officer)

/s/ Brad Forth	Chairman of the Board of Directors	March 9, 2021
Brad Forth

/s/ Troy Alstead	Member of the Board of Directors	March 9, 2021
Troy Alstead

/s/ Orlando D. Ashford	Member of the Board of Directors	March 9, 2021
Orlando D. Ashford

/s/ Frank Cannova	Member of the Board of Directors	March 9, 2021
Frank Cannova

/s/ Ron P. Corio	Member of the Board of Directors	March 9, 2021
Ron P. Corio

/s/ Peter Jonna	Member of the Board of Directors	March 9, 2021
Peter Jonna

/s/ Jason Lee	Member of the Board of Directors	March 9, 2021
Jason Lee

INDEX TO FINANCIAL STATEMENTS
Array Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Array Technologies, Inc.
Albuquerque, New Mexico
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Array Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in member’s equity/stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.
Austin, Texas
March 9, 2021

Array Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$108,441	$310,262
Restricted cash	—	50,995
Accounts receivable, net	118,694	96,251
Inventories, net	118,459	148,024
Income tax receivables	17,158	628
Prepaid expenses and other	12,423	13,524
Total Current Assets	375,175	619,684
Property, plant and equipment, net	9,774	10,660
Goodwill	69,727	69,727
Other intangible assets, net	198,260	223,510
Other assets	3,088	—
Total Assets	$656,024	$923,581

Liabilities and Member’s Equity/Stockholders’ Deficit
Current Liabilities
Accounts payable	$82,755	$129,584
Accounts payable - related party	2,232	5,922
Accrued expenses and other	29,164	17,755
Accrued warranty reserve	3,049	2,592
Income tax payable	8,814	1,944
Deferred revenue	149,821	328,781
Current portion of contingent consideration	8,955	6,293
Current portion of long-term debt	4,313	55,949
Current portion of related party loans	—	41,800
Total Current Liabilities	289,103	590,620
Long-Term Liabilities
Deferred tax liability	13,114	15,853
Contingent consideration, net of current portion	10,736	11,957
Long-term debt, net of current portion, debt discount and issuance costs	423,970	—
Total Long-Term Liabilities	447,820	27,810
Total Liabilities	736,923	618,430
Commitments and Contingencies (Note 13)
Member’s equity	—	305,151
Stockholders’ Deficit
Preferred stock of $0.001 par value - authorized 5,000,000 shares as of December 31, 2020; none issued as of December 31, 2020	—	—

	December 31,
	2020	2019
Common stock of $0.001 par value - authorized 1,000,000,000 shares as of December 31, 2020; issued: 126,994,467 as of December 31, 2020	127	—
Additional paid-in capital	140,473	—
Accumulated deficit	(221,499)	—
Total member’s equity/stockholders’ deficit	(80,899)	305,151
Total Liabilities and Member’s Equity/Stockholders’ Deficit	$656,024	$923,581

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$872,662	$647,899	$290,783
Cost of Revenues	669,861	497,138	279,228
Gross profit	202,801	150,761	11,555

Operating Expenses
General and administrative	55,634	41,212	46,878
Contingent consideration	26,441	640	(825)
Depreciation and amortization	25,514	25,500	26,708
Total Operating Expenses	107,589	67,352	72,761

Income (loss) from Operations	95,212	83,409	(61,206)

Other Expense
Other expense, net	(2,305)	(33)	(447)
Interest expense	(15,129)	(18,797)	(19,043)
Total Other Expense	(17,434)	(18,830)	(19,490)
Income (Loss) Before Income Tax Expense (Benefit)	77,778	64,579	(80,696)
Income Tax Expense (Benefit)	18,705	24,834	(19,932)
Net Income (loss)	$59,073	$39,745	$(60,764)

Earnings (loss) per share
Basic	$0.49	$0.33	$(0.51)
Diluted	$0.49	$0.33	$(0.51)
Weighted average number of shares
Basic	121,467	119,994	119,994
Diluted	121,514	119,994	119,994

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Member’s Equity/Stockholders’ Deficit
(in thousands)

			Preferred Stock			Common Stock		Additional paid-in capital	Retained Earnings	Total Member’s Equity/Stockholders’ Deficit
	Units	Amount	Shares		Amount	Shares	Amount
Balance, December 31, 2017	1	$275,238	—		$—	—	$—	$—	$—	$275,238
Capital contribution	—	50,000	—	—	—	—	—	—	—	50,000
Net loss	—	(60,764)	—		—	—	—	—	—	(60,764)
Balance, December 31, 2018	1	264,474	—		—	—	—	—	—	264,474
Capital contribution	—	133	—		—	—	—	—	—	133
Equity-based compensation	—	799	—		—	—	—	—	—	799
Net income	—	39,745	—		—	—	—	—	—	39,745
Balance, December 31, 2019	1	305,151	—		—	—	—	—	—	305,151
Special distribution	—	(589,000)	—		—	—	—	—	—	(589,000)
Initial public offering of common stock, net of underwriting discounts and commissions	—	—	—		—	7,000	7	145,525	—	145,532
Deferred offering costs		—	—		—	—	—	(6,464)	—	(6,464)
Stock compensation expense	—	3,397	—		—	—	—	1,412	—	4,809
Net income (loss)	—	71,394	—		—	—	—	—	(12,321)	59,073
Corporate conversion and stock split	(1)	209,058	—		—	119,994	120	—	(209,178)	—
Balance, December 31, 2020	—	$—	—		$—	126,994	$127	$140,473	$(221,499)	$(80,899)

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$59,073	$39,745	$(60,764)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) bad debts	595	(3,986)	3,720
Deferred tax (benefit) expense	(2,739)	22,322	(20,062)
Depreciation and amortization	27,474	27,316	28,450
Amortization of debt discount and issuance costs	3,366	3,968	2,991
Interest paid-in-kind	3,421	2,832	705
Equity-based compensation	4,809	799	—
Contingent consideration	26,441	640	(825)
Warranty provision	953	1,387	(95)
Provision for inventory obsolescence	1,225	1,742	3,098
Changes in operating assets and liabilities:
Accounts receivable	(23,038)	(40,708)	19,399
Inventories	28,340	(94,594)	(10,261)
Income tax receivables	(16,530)	9,941	(11)
Prepaid expenses and other	1,101	2,228	(3,010)
Accounts payable	(50,519)	105,481	6,497
Accrued expenses and other	10,913	(1,978)	11,058
Income tax payable	6,870	1,944	—
Deferred revenue	(178,960)	306,994	7,383
Contingent consideration	(25,000)	—	—
Net Cash (Used in) Provided by Operating Activities	(122,205)	386,073	(11,727)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(1,338)	(1,697)	(2,073)
Internal-use software modification costs	—	—	(4,357)
Net Cash Used in Investing Activities	(1,338)	(1,697)	(6,430)
Cash Flows from Financing Activities
Principal payments on term loan	(57,702)	(25,000)	(64,587)
Proceeds from term loan facility	575,000	—	—
Principal payments on term loan facility	(115,000)	—	—
Proceeds from (Payments on) revolving loan	(70)	(39,078)	30,465
Proceeds from related party loan	—	—	50,600
Payments on related party loans	(45,558)	—	(12,000)
Debt discount and financing costs	(36,011)	—	(3,615)
Payment of special distribution	(589,000)	—	—

	Year Ended December 31,
	2020	2019	2018
Proceeds from issuance of Class A Common Stock, net of underwriting discount and commissions	145,532	—	—
Deferred offering costs	(6,464)	—	—
Capital contribution	—	133	50,000
Net Cash (Used in) provided by Financing Activities	(129,273)	(63,945)	50,863
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(252,816)	320,431	32,706
Cash, Cash Equivalents and Restricted Cash, beginning of year	361,257	40,826	8,120
Cash, Cash Equivalents and Restricted Cash, end of year	$108,441	$361,257	$40,826

Supplemental Cash Flow Information
Cash paid for interest	$6,935	$11,343	$14,257
Cash paid for income taxes	$31,103	$443	$176

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization and Business

Array Technologies, Inc., (the “Company”) formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, we converted from a Delaware limited liability company to a Delaware corporation and changed our name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiaries, High Desert Finance, LLC (“HDF”) and ATI Investment Holdings, Inc. (“ATI Investment”) owns two other subsidiaries through which it conducts substantially all operations; Array Tech, Inc. and Array Technologies Patent Holdings Co., LLC (“Array”). Former Parent acquired Array on July 8, 2016.

On October 19, 2020, the Company completed the initial public offering of its common stock (the “IPO”). In the IPO, the Company sold 7,000,000 shares of its common stock at a public offering price of $22.00 per share. The Company received net proceeds of $139.1 million, net of underwriting discounts and commissions of $8.5 million and other offering costs of $6.5 million.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying consolidated financial statements were prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Corporate Conversion and Stock Split
On October 14, 2020, prior to the issuance of any of our shares of common stock in the IPO, we converted from a Delaware limited liability company to a Delaware corporation. In connection with the corporate conversion we converted all 1,000 of our outstanding member units into 100,000,000 shares of common stock and then completed a stock split of 1.19994-for-1. The corporate conversion and stock split representing 119,994,467 shares of common stock have been adjusted retroactively for the purposes of calculating basic and diluted earnings per share.

Principles of Consolidation
The consolidated financial statements include the accounts of Array Technologies, Inc. and its Subsidiaries, which include HDF, ATI Investment and Array. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At December 31, 2019, the Company had $51.0 million in restricted cash. The restricted cash secured its standby letter of credit facility which expired August 31, 2020 (see Note 8). As such, the restricted cash is considered a current asset in the accompanying balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheets to the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$108,441	$310,262
Restricted cash	—	50,995
Cash and cash equivalents and restricted cash	$108,441	$361,257

Accounts Receivable
The Company’s accounts receivable are due primarily from solar contractors across the United States and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated losses through an allowance for doubtful accounts or direct write-off. In evaluating the level of established reserves, management

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
makes judgments regarding the customers’ ability to make required payments, economic events, and other factors. As the financial conditions of these customers change, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When deemed uncollectible, the receivable is charged against the allowance or directly written off. At December 31, 2020 and 2019, the allowance for doubtful accounts was $0.7 million and $0.2 million, respectively.

Amounts retained by project owners under contracts and included in accounts receivable at December 31, 2020 and 2019 were $4.1 million and $6.1 million, respectively. Such retention amounts represent funds withheld by our customers until the products are installed by a third party, arranged by the customer, and the project is declared operational. Retention amounts and length of retention periods may vary. All retention amounts outstanding as of December 31, 2020 are collectible within the next 12 months.

Inventories
Inventories consist of raw materials and finished goods. Inventories are stated at the lower of cost or estimated net realizable value using the weighted average method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. See Note 3 for a detail of the components that comprise the inventory balance presented on the accompanying consolidated balance sheets.

Property, Plant and Equipment
Property, plant and equipment acquired in the acquisition of Array are recorded at fair value at the date of acquisition net of accumulated depreciation and amortization; all other property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Improvements, betterments and replacements which significantly extend the life of an asset are capitalized. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.

A gain or loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. A gain or loss on an asset disposal is recognized in the period that the sale occurs.

Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2020, 2019 and 2018.

Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized, and is assigned to the reporting unit and tested for impairment at least on an annual basis. Goodwill is assessed using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations,

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
legal and regulatory environments, and historical performance. If the Company determines that is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value or the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

The Company completes its annual goodwill impairment test as of year-end. At December 31, 2020, the Company performed a qualitative assessment of its goodwill. At December 31, 2019 and 2018, the Company performed a quantitative assessment of its goodwill. For the years ended December 31, 2020, 2019 and 2018 no goodwill impairment was recorded by the Company.

Amortizable and Other Intangible Assets
The Company amortizes identifiable intangible assets consisting of developed technology, customer relationships, contractual backlog and internal-use software modifications because these assets have finite lives. The Company’s intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.

The Array Technologies trade name has been determined to have an indefinite life and, therefore, is not amortized but is subject to an annual impairment test or at any other time when impairment indicators exist. The Company completed its annual impairment test for its non-amortizable asset (Trade Name) by comparing the estimated fair value to the carrying value of such asset. Based on the results of the tests, the Company did not recognize any impairment charges for the years ended December 31, 2020, 2019 and 2018.

Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs, and transfer agent fees, which are direct and incremental fees related to the IPO. Deferred offering costs were offset against the IPO proceeds.

Debt Discount and Financing Costs
Debt discount and financing costs incurred to issue debt are deferred and amortized using the effective interest method as a component of interest expense over the life of the related debt agreement. Amortization expense of debt discount and deferred financing costs was $3.4 million, $4.0 million and $3.0 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

Revenue Recognition 2020 and 2019
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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Company’s performance obligations are satisfied predominately over-time as work progresses for its custom assembled solar systems, utilizing an output measure of completed products and based on the timing of the product’s shipments considering the shipping terms described in the contract. In certain situations, when product is still in our custody, and title and risk of loss has passed to the customer (known as bill-and-hold arrangement), revenue will be recognized when all the specific requirements for transfer of control under a bill-and-hold arrangement have been met.

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

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e. unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. As of December 31, 2020 and December 31, 2019, contract assets consisting of unbilled receivables totaling $18.1 million and $16.1 million, respectively, are included within accounts receivable on the consolidated balance sheets on a contract-by-contract basis at the end of the reporting period. The Company also receives

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e. deferred revenue) relate to advanced orders and payments received by the Company and are the result of customers looking to take advantage of certain U.S. federal tax incentives set to decrease at the end of 2019. Based on the terms of the tax incentives the customer must pay for the goods prior to December 31, 2019 which accounts for the increase in the advanced orders and payments and the resulting deferred revenue at December 31, 2019 and subsequent reduction for deliveries which occurred during the year ended December 31, 2020. As of December 31, 2020 and December 31, 2019, contract liabilities consisting of deferred revenue were $149.8 million and $328.8 million, respectively and were recorded on a contract-by-contract basis at the end of each reporting period. During the years ended December 31, 2020 and 2019, the Company converted $328.8 million and $21.8 million deferred revenue to revenue, respectively, which represented 100% of the prior years deferred revenue balance.

Remaining Performance Obligations
As of December 31, 2020, the Company had $455.3 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

Revenue Recognition - 2018

Products are sold by the Company for cash-in-advance and on credit. Revenue is recognized when persuasive evidence of an agreement exists and upon delivery and acceptance, or earlier if required by shipping terms, provided title is transferred, prices are fixed or determinable, and collection is deemed probable. Revenues are presented net of sales, use, value-added and other excise taxes collected by the Company that are remitted to various governmental authorities.

Warranty Obligations
The Company offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from two to twenty years from customer acceptance. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary.

Income Taxes
The Company provides for income taxes based on the provisions of FASB ASC Topic 740, Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax rates in effect at the date of the consolidated financial statements. A valuation allowance is provided to reduce deferred income tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be recognized. Provision for estimated income taxes is based upon elements of income and expense reported in the consolidated statements of operations. The Company also files certain corporate state income tax returns. Generally, the Company is subject to examination by U.S. federal (or state or local) income tax authorities for three years from the filing of a tax return. The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Adjustments for penalties and interest, if any, are also reflected in the current year tax provision or benefit.

The Company determines whether uncertain tax positions are more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statements of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheets.

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

Earnings per Share (“EPS”)
Basic earnings per share, or EPS, is computed by dividing net income available to shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and unvested restricted stock, were exercised and converted into shares. Diluted EPS is computed by dividing net income available to shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.

CARES Act Payroll Tax Deferral
The CARES Act permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% are required to be paid by December 31, 2021 and the remaining 50% are required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020. As of December 31, 2020, the Company had deferred payment of $1.0 million of such taxes.

Credit Concentration
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, restricted cash and accounts receivable. The Company has no significant off balance sheet concentrations of credit risk. The Company maintains its cash and restricted cash with financial institutions that are believed to be of high credit quality and has not experienced any material losses relating to any cash and restricted cash. As of December 31, 2020 and December 31, 2019, $108.2 million and $360.9 million, respectively, of the Company’s bank balances were uninsured and uncollateralized and exposed to custodial credit risk.

The Company’s customer base consists primarily of solar contractors and utilities. The Company does not require collateral on its trade receivables. For the year ended December 31, 2020, the Company’s largest

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
customer and five largest customers constituted 11.2% and 40.9% of total revenues, respectively. Two customers made up 21.5% of revenue and are the only customers greater than 10% of total revenue for the year ended December 31, 2020. For the year ended December 31, 2019, the Company’s largest customer and five largest customers constituted 17.2% and 50.1% of total revenues, respectively. Two customers made up 28.7% of revenue and are the only customers constituting greater than 10% of total revenue for the year ended December 31, 2019. For the year ended December 31, 2018, the Company’s largest customer and five largest customers constituted 17.5% and 50.9% of total revenues, respectively. Two customers make up 28.3% of revenue and are the only customers constituting greater than 10% of total revenue. The loss of any one of the Company’s top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry and, as such, the Company is exposed to normal industry credit risks. As of December 31, 2020, the Company’s largest customer and five largest customers constituted 0.1% and 20.9% of trade accounts receivable, respectively. As of December 31, 2019, the Company’s largest customer and five largest customers constituted 29.5% and 69.0% of trade accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

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

New Accounting Standards
To be adopted

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. For companies that are not emerging growth companies (“EGCs”), the ASU is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company plans to adopt the new standard using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of the effective date of January 1, 2021, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.

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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3.    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$39,051	$62,923
Finished goods	85,833	90,301
Reserve for excess or obsolete inventory	(6,425)	(5,200)
Total	$118,459	$148,024

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2020	2019
Land	N/A	$1,340	$1,340
Buildings and land improvements	15-39	2,486	2,464
Manufacturing equipment	7	13,261	12,631
Furniture, fixtures and equipment	5-7	443	277
Vehicles	5	140	140
Hardware and software	3-5	887	398
Total		18,557	17,250
Less: accumulated depreciation		(8,783)	(6,590)
Property, plant and equipment, net		$9,774	$10,660

Depreciation expense was $2.2 million, $2.1 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $2.0 million, $1.8 million and $1.7 million, respectively, has been allocated to cost of revenues and $0.2 million, $0.3 million and $0.2 million, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.

5.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to Former Parent’s acquisition of Array. At the acquisition date, July 8, 2016, goodwill was $121.6 million. At December 31, 2019 and December 31, 2020 goodwill totaled $69.7 million, net of accumulated impairment of $51.9 million and is not deductible for tax purposes.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2020	2019
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationship	10	89,500	89,500
Internal-use software modification	2.5	4,356	4,356
Total Amortizable Intangibles		297,656	297,656
Accumulated amortization:
Developed technology		65,233	50,676
Customer relationship		40,107	31,157
Internal-use software modification costs		4,356	2,613
Total Accumulated Amortization		109,696	84,446
Total Amortizable Intangibles, Net		187,960	213,210

Non-amortizable costs:
Trade name		10,300	10,300
Total Other Intangible Assets, Net		$198,260	$223,510

Amortization expense related to intangible assets was $25.3 million, $25.2 million and $26.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated future annual amortization expense for the above amortizable intangible assets for the remaining periods through December 31, as follows (in thousands):

Amount
2021	$23,507
2022	23,507
2023	23,507
2024	23,507
2025	23,507
Thereafter	70,425
$187,960

6.    Income Taxes

The provision for income taxes charged to operations consists of the following for the years ended December 31, (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	2020	2019	2018
Current Expense:
Federal	$17,248	$1,709	$31
State	4,196	803	99
	21,444	2,512	130
Deferred Expense (Benefit):
Federal	(2,799)	20,576	(15,955)
State	60	1,746	(4,107)
	(2,739)	22,322	(20,062)
Total Income Tax Expense (Benefit)	$18,705	$24,834	$(19,932)

Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31, (in thousands):

	2020	2019
Deferred Tax Assets:
Bad debts	$156	$37
Inventories	2,050	1,632
Accrued warranties	841	599
Accrued compensation	271	843
Accrued settlement	524	—
Net operating loss	506	795
Equity-based compensation	154	—
Other	239	124
Deferred Tax Assets	4,741	4,030
Valuation allowance	(208)	(208)
Deferred Tax Assets, net	4,533	3,822
Deferred Tax Liabilities:
Property, plant, and equipment	(1,043)	(1,093)
Intangible assets	(16,604)	(18,582)
Deferred Tax Liabilities	(17,647)	(19,675)
Deferred Tax Asset (Liability), net	$(13,114)	$(15,853)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A reconciliation of income tax expense computed at the federal statutory rate of 21% for the years ended December 31, to actual income tax expense at the Company’s effective rate is as follows (in thousands):

	2020	2019	2018
Income tax rate reconciliation
Income tax expense (benefit) at U.S. statutory rate	$16,333	$13,562	$(16,947)
State income taxes	3,375	2,049	(3,365)
Permanent differences:
Derecognition of tax assets from IRS examination	—	9,284	—
Equity-based compensation	852	168	—
Contingent consideration	5,553	134	49
Credits	(79)	(284)	—
Other nondeductible expenses	437	40	48
Effect of CARES Act	(6,608)	—	—
Foreign income benefit	(1,201)	(155)	—
Change in valuation allowance	—	(45)	253
Other	43	81	30
Total Income Tax Expense (Benefit)	$18,705	$24,834	$(19,932)

The Company files income tax returns in the U.S. federal jurisdiction and in multiple states. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

As of December 31, 2020, the Company had no federal income tax net operating loss (“NOL”) carryforwards. The Company has state income tax NOL carryforwards of approximately $7.6 million that will expire in future years beginning in 2036.

Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdictions prior to their expirations, if any expiration. The existence of reversing temporary differences supports the recognition by the Company of certain deferred tax assets. It is not more likely than not that those deferred tax assets from certain state net operating loss carryforwards would be realized due to the Company’s lack of earnings history and as such the Company established a valuation allowance of $208 thousand for the years ended years ended December 31, 2020 and 2019.

ASC 740, Income Taxes, addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. In accordance with ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. The Company had no unrecognized income tax benefits at either December 31, 2020 or 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act provided the ability for taxpayers to carryback a net operating loss (“NOL”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five years preceding the year of the loss. The Company generated a significant

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOL during its tax year ended March 31, 2019 and filed a carryback claim in June 2020 for this NOL. As a result of the carryback claim, the Company recorded an income tax benefit of $6.6 million on its consolidated statement of operations for the year ended December 31, 2020, resulting from the difference in the current U.S. federal tax rate of 21% and the tax rate of 35% applicable in the carryback year.

The Company’s 2017 federal income tax return was selected for examination by the IRS in 2018. As a result of the examination, an adjustment related to the value allocated to the developed technology for tax purposes was potentially required. During 2019, the Company settled the 2017 examination and agreed to a reduction in the developed technology value from $210 million to $188 million for federal income tax purposes. As a result of this change in the value of the acquired developed technology, the Company reduced its NOL carryforwards by approximately $2.8 million for previously taken amortization and increased the deferred tax liability related to the revised developed technology tax basis by approximately $4.6 million. In addition, the Company will no longer receive tax basis upon payment of the Tax Receivable Agreement (“TRA”) liability, as such the related deferred tax asset of $4.7 million for the TRA was also written off during 2019. The adjustments resulting from the change in developed technology value have been recorded as an income tax expense for the year ended December 31, 2019. Refer to Note 13 - Commitments and Contingencies, for detail on the TRA, which was contingent consideration at the time of the Array acquisition.

7.     Accrued Warranty Reserve

The following table summarizes the activity related to the estimated accrued warranty reserve (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$2,592	$1,935
Provision for warranties issued	1,054	2,473
Payments	(496)	(730)
Warranty expirations	(101)	(1,086)
Ending balance	$3,049	$2,592

8.    Long-Term Debt

Long term debt consisted of the following (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2020	2019
Term loan facility	$460,000	$—
Revolving credit facility	—	—
Term loan	—	57,702
Revolving loan	—	70
	460,000	57,772
Less discount and issuance costs	(31,717)	(1,823)
Long term debt, net of debt discount and financing costs	428,283	55,949
Less current portion of long-term debt	(4,313)	(55,949)
Long-term debt, net of current portion, debt discount and financing costs	$423,970	$—

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility consisting of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). As of December 31, 2020, the Term Loan Facility had a balance of $460.0 million. The Term Loan Facility accrued interest equal to applicable margin of 1% plus base rate (4% at December 31, 2020). The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $31.7 million at December 31, 2020. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of December 31, 2020 is 6.08%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021 which could require the Company to make advance principal payments.

Letters of Credit
Under the Revolving Credit Facility, the Company had no outstanding balance, $46.6 million in standby letters of credit and availability of $103.4 million under the Revolving Credit Facility.

Interest Rate
The interest rates applicable to the loans under the Term Loan Facility equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 300 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the London interbank offered rate for the relevant currency, adjusted for statutory reserve requirements, and (b) 100 basis points, plus, in each case, the applicable margin of 400 basis points per annum.

The interest rates applicable to the loans under the Revolving Facility equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 225 basis points per annum; or (ii) in the case of Eurocurrency borrowings,

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
the greater of (a) the London interbank offered rate for the relevant currency, adjusted for statutory reserve requirements, and (b) 50 basis points, plus, in each case, the applicable margin of 325 basis points per annum.

Guarantees and Security
The obligations under the Senior Secured Credit Facility are guaranteed by ATI Investment Sub, Inc. and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of Array Tech, Inc.’s and the guarantors’ existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

Prepayments and Amortization
Loans under the Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty. Loans under the Term Loan Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than a 1% premium with respect to prepayments on account of certain “repricing events,” subject to exceptions, occurring within 12 months of the closing date of the Senior Secured Credit Facility).

The Senior Secured Credit Facility requires mandatory prepayments, but not permanent reductions of commitments thereunder, for excess cash flow, asset sales, subject to a right of reinvestment, and refinancing facilities.

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% per annum of the original principal amount of the loans funded thereunder. There is no scheduled amortization under the Revolving Credit Facility.

Restrictive Covenants and Other Matters
The Senior Secured Credit Facility contains affirmative and negative covenants including covenants that restrict our incurrence of indebtedness, incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type.

The Revolving Credit Facility also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 7.10 to 1.00.

The Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control. As of December 31, 2020, the Company was in compliance with all the required covenants.

Term Loan Credit and Guarantee Agreement
The Company had a Term Loan Credit and Guarantee Agreement (the “Term Loan”) as amended. The Term Loan was secured by assets of ATI Investment. The Term Loan was payable in quarterly installments of $5 million. As of December 31, 2019, the Term Loan had a balance of $57.7 million. The Term Loan accrued interest equal to applicable margin of 6.25% plus base rate (8.96% at December 31, 2019). The balance of the

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Term loan is presented in the accompanying consolidated balance sheets net of debt discount and financing costs of $1.8 million at December 31, 2019. The Term Loan had an annual excess cash flow calculation which could require the Company to make advance principal payments. At December 31, 2019, the excess cash flow calculation resulted in the Term Loan be classified as current on the accompanying consolidated balance sheet. The Company paid the outstanding amount due on the Term Loan on February 2, 2020 and settled all obligations with respect to the Term Loan.

Revolving Loan
The Company had a credit facility (the “Revolving Loan”) as amended, which had a commitment of $100.0 million as of December 31, 2019. As of December 31, 2019, the Revolving Loan had an outstanding balance of $70 thousand. The Company paid the outstanding amount due on the Revolving Loan on October 14, 2020 and settled all obligations with respect to the Revolving Loan.

Letter of Credit Facility
On December 16, 2019, the Company entered into a letter of credit facility (“LC Facility”) to provide customers with additional credit support in the form of a standby letter of credit to secure the Company’s performance obligations under contracts for which certain customers elected to prepay for the design and manufacture of solar projects. The LC Facility had a commitment of $100.0 million in standby letters of credit and expired August 31, 2020. At December 31, 2019, the Company had $51.0 million in outstanding standby letters of credit outstanding, secured by cash collateral.

Future maturities of long-term debt (in thousands):

Amount
2021	$4,313
2022	5,750
2023	5,750
2024	5,750
2025	5,750
Thereafter	432,687
$460,000

For the years ended December 31, 2020, 2019 and 2018, interest expense related to the long-term debt totaled $11.3 million, $11.5 million and $17.4 million, respectively, which consisted of cash interest, and amortization of the debt discount and financing costs.

9.    Related Party Loan

On August 22, 2018, the Company entered into a $38.6 million senior secured promissory note, as amended (the “Related Party Loan”) with a unit holder of Former Parent that bore interest at a stated rate of 12% per year. Interest payments on the Related Party Loan were due quarterly and were based on the division of the Related Party Loan into two tranches: a $22.5 million tranche (“Tranche A”) that required cash interest payments and; a $16.1 million tranche (“Tranche B”) that provided for payments in kind (“PIK”) through the addition of accrued interest to the principal balance.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The balance of the Related Party Loan, presented in the accompanying consolidated balance sheets net of debt discount and issuance costs, is $41.8 million at December 31, 2019. The Company paid the remaining outstanding balance and accrued interest on July 31, 2020 to settle the obligation with respect to the Related Party Loan.

For the years ended December 31, 2020, 2019 and 2018, interest expense related to the Related Party Loan totaled $3.8 million, $7.3 million and $2.6 million, respectively, which consisted of cash interest, PIK interest and amortization of the debt discount.

10.    Common and Preferred Stock

Authorized Shares
On October 14, 2020, in connection with the IPO, a new Certificate of Incorporation became effective for the Company, which authorized capital stock of 1,000,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value.

Common Stock
Voting Rights
Each holder of Common Stock shall be entitled to one vote for each share of Common Stock held as of the applicable record date on any matter that is submitted to a vote or for the consent of the stockholders of the Company.

Dividends
The holders of Common Stock shall be entitled to share equally, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the Board of Directors of the Company (the “Board”), subject to the preferences applicable to holders of Preferred Stock.

Liquidation
In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, all assets of the Corporation of whatever kind available for distribution to the holders of Common Stock shall be divided among and paid ratably to the holders of Common Stock, subject to the preferences applicable to holders of Preferred Stock.

Preferred Stock
Preferred Stock may be issued from time to time by the Company for such consideration as may be fixed by the Board. The Board is authorized to provide for one or more series of Preferred Stock and to fix the designation of such series, the voting rights, preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock and the number of shares of such series, as may be permitted under the General Corporation Law of the State of Delaware. The powers, preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11.    Revenues

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Year Ended December 31,
	2020	2019
Over-time Revenues	$863,345	$599,863
Point in time Revenues	9,317	48,036
Total Revenues	$872,662	$647,899

12.    Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$59,073	$39,745	$(60,764)
Basic:
Weighted average number of shares	121,467	119,994	119,994
Earnings per share	$0.49	$0.33	$(0.51)
Diluted:
RSU dilutive shares	47	—
Weighted average number of shares	121,514	119,994	119,994
Earnings (loss) per share	$0.49	$0.33	$(0.51)

There were 26,671,594 Class B units and 1,000 Class C units of Former Parent issued to certain employees or directors of the Company which were not included in the calculation of basic or diluted EPS for the years ended December 31, 2020 and 2019, as the Class B and Class C units do not represent potential units of the Company.

13.    Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 are as follows (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the Year Ending December 31,
2021	$6,663
2022	6,073
2023	893
2024	791
2025	15
Thereafter	—
$14,435

For the year ended December 31, 2020, the Company recorded lease expenses associated with its operating leases in cost of revenues and general and administrative within its consolidated statements of operations totaling $7.0 million and $0.4 million, respectively. For the year ended December 31, 2019, the Company recorded lease expenses associated with its operating leases in cost of revenues and general and administrative within its consolidated statements of operations totaling $1.5 million and $0.3 million, respectively.

Litigation
The Company, in the normal course of business, is subject to claims and litigation. Management believes that there are no outstanding claims or assessments against the Company that would result in a material unfavorable outcome.

Contingent Consideration
TRA
Concurrent with Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC (the “Patent LLC”), Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into a TRA with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. (f/k/a Array Technologies, Inc.) to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are included in general and administrative in the accompanying consolidated statements of operations. At December 31, 2020 and December 31, 2019, the fair value of the TRA was $19.7 million and $17.8 million, respectively.

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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2020, the undiscounted future expected payments through December 31, under the TRA are as follows (in thousands):

Amount
2021	$9,113
2022	1,748
2023	1,748
2024	1,748
2025	1,749
Thereafter	9,186
$25,292

Earn-Out Liability
The Company is required to pay the selling stockholders of Array future contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares held by the acquirer to a third party; initial public offering of the equity securities of Former Parent, acquirer or the Company; the sale of equity securities or assets of Former Parent, acquirer or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, acquirer or the Company. The maximum aggregate earn-out consideration was $25.0 million.

The fair value of the earn-out liability was initially determined as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of future cash flows, the probability of a qualifying event occurring, and a risk-free rate used to adjust the probability-weighted cash flows to their present value. Subsequent to the acquisition date, at each reporting period, the earn-out liability is re-measured to fair value with changes in fair value included in general and administrative in the accompanying consolidated statements of operations.

On October 14, 2020 and December 7, 2020, as a result of certain qualifying events, the Special Distribution (see Note 15 - Related Party Transactions) shares sold in the IPO and follow on offering by the Former Parent, a payment of $9.1 million and $15.9 million was made to holders of the earn-out. As a result of the payments there are no further obligations related to the Earn-out.

The following table summarizes the liability related to the estimated contingent consideration (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	TRA	Earn-Out Liability	Contingent Consideration
Balance, December 31, 2017	$17,993	$442	$18,435
Fair value adjustment	(825)	—	(825)
Balance, December 31, 2018	17,168	442	17,610
IRS Settlement	(2,727)	—	(2,727)
Fair value adjustment	3,367	—	3,367
Balance, December 31, 2019	17,808	442	18,250
Fair value adjustment	1,883	24,558	26,441
Payments	—	(25,000)	(25,000)
Balance, December 31, 2020	$19,691	$—	$19,691

The TRA and earn-out liabilities require significant judgment and are classified as Level 3 in the fair value hierarchy.

Surety Bond
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2020, the maximum potential payment obligation with regard to surety bonds was $121.2 million.

14.    Equity-Based Compensation

Class B Units and Class C Units of Former Parent
The Company accounts for equity grants to employees (Class B units and Class C units, “the Units”, of Former Parent) as equity-based compensation under ASC 718, Compensation-Stock Compensation. The Units contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest in Former Parent. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Former Parent. However, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

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

On November 19, 2019 and May 19, 2020, Former Parent issued 22,326,653 and 4,344,941, respectively, Class B units to certain employees of the Company. On March 28, 2020, Former Parent issued 1,000 Class C units to a member of the board of directors of Array Technologies, Inc.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
2020 Plan
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

Activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	—	$—
Granted	500,006	22.00
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2020	500,006	$22.00

For the year ended December 31, 2020 and 2019, the Company recognized $4.8 million and $0.8 million, respectively, in equity-based compensation. At December 31, 2020, the Company had $17.0 million of unrecognized compensation costs related to Class B units and RSU’s which is expected to be recognized over approximately 3 years. There were no forfeitures during 2020 or 2019.

15.    Related Party Transactions

Accounts Payable-Related Party
The Company had $2.2 million and $5.9 million at December 31, 2020 and 2019, respectively, of accounts payable - related party with the former shareholders of Array and current unit holder of Former Parent. The payables relate to a Federal tax refund related to the pre-acquisition periods, restricted cash at acquisition date which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-acquisition period for which the seller provided the Company with indemnification.

Special Distribution to Former Parent
On October 14, 2020, the Company issued a special distribution of $589 million to Former Parent (the “Special Distribution”).

Consent Fees-Related Party
The Company incurred $2.2 million in consent fees with the former majority shareholder of Array to allow a carryback of post-acquisition net operating losses to pre-acquisition periods under the CARES Act. The consent fee is included in accounts payable – related party and other expense, net in the accompanying consolidated financial statements at December 31, 2020.

Related Party Loans - see Note 9

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Contingent Consideration - see Note 13

16.    Geographic Information

Summary information about geographic areas:

ASC 280 (“Segment Reporting”) establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one operating and reportable segment and derives revenues from selling its product. The Company’s long-lived assets are located in the United States.

Revenues within geographic areas based upon Customers’ project location (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$805,070	$563,157	$218,380
Australia	45,216	51,531	51,450
Rest of the world	22,376	33,211	20,953
Total Revenues	$872,662	$647,899	$290,783

17.    Subsequent Events

On February 26, 2021, the Company executed that certain incremental facility amendment No. 2 (the “Second Amendment”) to its Senior Secured Credit Facility entered into on October 14, 2020. The Second Amendment increases the revolving credit commitments under the original Senior Credit Facility by $50.0 million from $150.0 million to $200.0 million.