Form 10-Q
period 2021-03-31
Array Technologies, Inc.
filed 2021-05-11
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 5, 2021, there were 126,994,467 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$19,133	$108,441
Accounts receivable, net	121,921	118,694
Inventories, net	124,705	118,459
Income tax receivables	4,155	17,158
Prepaid expenses and other	15,639	12,423
Total current assets	285,553	375,175
Property, plant and equipment, net	9,740	9,774
Goodwill	69,727	69,727
Other intangible assets, net	192,383	198,260
Other assets	25,873	3,088
Total assets	$583,276	$656,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$71,823	$82,755
Accounts payable - related party	2,608	2,232
Accrued expenses and other	34,551	29,164
Accrued warranty reserve	3,098	3,049
Income tax payable	10,224	8,814
Deferred revenue	89,880	149,821
Current portion of contingent consideration	9,567	8,955
Current portion of term loan	4,300	4,313
Other current liabilities	6,288	—
Total current liabilities	232,339	289,103
Long-term liabilities
Deferred tax liability	13,043	13,114
Contingent consideration, net of current portion	10,272	10,736
Other long-term liabilities	6,055	—
Long-term debt, net of current portion, debt discount and issuance costs	391,682	423,970
Total long-term liabilities	421,052	447,820
Total liabilities	653,391	736,923
Commitments and contingencies (Note 12)

	March 31, 2021	December 31, 2020
Preferred stock of 0.001 par value - 5,000,000 shares authorized; none issued as of March 31, 2021 and December 31, 2020	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 126,994,467 shares issued as of March 31, 2021 and December 31, 2020	127	127
Additional paid-in capital	148,370	140,473
Accumulated deficit	(218,612)	(221,499)
Total stockholders’ deficit	(70,115)	(80,899)
Total liabilities and stockholders’ deficit	$583,276	$656,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$245,932	$437,718
Cost of revenue	202,074	319,302
Gross profit	43,858	118,416

Operating expenses
General and administrative	24,673	11,707
Contingent consideration	148	(1,013)
Depreciation and amortization	5,984	6,374
Total operating expenses	30,805	17,068

Income from operations	13,053	101,348

Other expense
Other (expense) income, net	(78)	108
Interest expense	(9,009)	(5,229)
Total other expense	(9,087)	(5,121)
Income before income tax expense	3,966	96,227
Income tax expense	1,079	22,542
Net income	$2,887	$73,685

Earnings per share
Basic	$0.02	$0.61
Diluted	$0.02	$0.61
Weighted average number of shares
Basic	126,994	119,994
Diluted	127,298	119,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member’s Equity/Stockholders’ Deficit
(unaudited)
(in thousands)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total Stockholders’ Deficit
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity based compensation	—	—	—	—	7,897	—	7,897
Net Income	—	—	—	—	—	2,887	2,887
Balance, March 31, 2021	—	$—	126,994	$127	$148,370	$(218,612)	$(70,115)

For the Three Months Ended March 31, 2020

	Units (*)	Total Members’ Equity
Balance, December 31, 2019	1	$305,151
Equity based compensation		1,758
Net Income	—	73,685
Balance, March 31, 2020	1	$380,594
(*) See note 2 - Summary of Significant Accounting Policies - corporate conversion and stock split

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities
Net income	$2,887	$73,685
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (recovery of) bad debts	(535)	89
Deferred tax benefit	(71)	(2,272)
Depreciation and amortization	6,481	6,861
Amortization of debt discount and issuance costs	3,586	2,160
Interest paid-in-kind	—	1,321
Equity-based compensation	7,911	1,758
Contingent consideration	148	(1,013)
Warranty provision	302	597
Changes in operating assets and liabilities
Accounts receivable	(2,692)	(19,515)
Inventories	(6,246)	27,433
Income tax receivables	13,003	628
Prepaid expenses and other	(3,216)	7,487
Accounts payable	(10,556)	(35,555)
Accounts payable - related party	—	698
Accrued expenses and other	5,134	12,978
Income tax payable	1,410	23,236
Lease liabilities	247	—
Deferred revenue	(59,941)	(301,152)
Net cash used in operating activities	(42,148)	(200,576)
Cash flows used in investing activities
Purchase of property, plant and equipment	(570)	(168)
Investment in equity security	(10,000)	—
Net cash used in investing activities	(10,570)	(168)
Cash flows from financing activities
Proceeds from revolving credit facility	—	10
Principal payments on term loan facility	(30,000)	(57,702)
Debt issuance costs	(6,590)	—
Net cash used in financing activities	(36,590)	(57,692)
Net decrease in cash, cash equivalents and restricted cash	(89,308)	(258,436)
Cash, cash equivalents and restricted cash, beginning of period	108,441	361,257
Cash, cash equivalents, and restricted cash, end of period	$19,133	$102,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”) formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiaries, High Desert Finance, LLC (“HDF”) and ATI Investment Holdings, Inc. (“ATI Investment”) owns two other subsidiaries through which it conducts substantially all operations; Array Tech, Inc. and Array Technologies Patent Holdings Co., LLC (collectively “AT”).

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 10-K filed with SEC on March 10, 2021.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. For companies that are not emerging growth companies (“EGCs”), the ASU was effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company early adopted the new standard using the modified retrospective method by recording and right-of-use asset of $13.2 million, short-term portion of lease liabilities of $6.3 million and long-term portion of lease liabilities of $7.2 million as of the effective date. Prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The adoption did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. See Note 13, Leases, for further information and disclosures related to the adoption of this standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company has adopted the pronouncement and it did not have a material impact on its consolidated financial statements and related disclosures.

Corporate Conversion and Stock Split
On October 14, 2020, prior to the issuance of any of our shares of common stock in our initial public offering (the “IPO”), we converted from a Delaware limited liability company to a Delaware corporation. In connection with the corporate conversion, we converted all 1,000 of our outstanding member units into 100,000,000 shares of common stock and then completed a stock split of 1.19994-for-1. The corporate conversion and stock split representing 119,994,467 shares of common stock have been adjusted retroactively for the purposes of calculating basic and diluted earnings per share.

Principles of Consolidation
The consolidated financial statements include the accounts of Array Technologies, Inc. and its Subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Equity-Based Compensation

On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. Under the 2020 Plan, the Company grants (i) restricted stock units (RSU’s) to its employees and non-employee directors in connection with their service on the board of directors, and (ii) performance stock units (“PSUs”) to certain of its executive officers and members of management. The PSUs contain performance and market conditions. The RSUs are valued at the closing stock price on the date of grant and recognized on a straight-line basis over vesting term. The PSU grants were valued using the Monte Carlo simulation method and the assigned fair value on grant date will be recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather will be estimated quarterly and the Company will true-up the expense recognition accordingly upon any probability to vest revision. The Company accounts for forfeitures as they occur.

In the case of Class B units (the “Class B Units”) and Class C units (the “Class C Units” and, together with the Class B Units, the “Units”) of the Former Parent granted to certain employees and directors of the Company, the determination of the fair value of equity awards issued to employees of the Company was based upon the underlying share price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Class B Units fully vested upon the completion of the Company’s follow-on offering of its common stock in March 2021 (the “2021 Follow-on Offering”) as it was considered a sale of the Former Parent and the Company recognized the remaining unamortized compensation expense of $6.3 million.

New Accounting Standards
To be adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for EGCs the fiscal year beginning after December 15, 2022, or December 15, 2021 if we were to lose EGC status in 2021. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements and its limited history of bad debt expense relating to trade accounts receivable.

3.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$33,150	$39,051
Finished goods	97,743	85,833
Reserve for excess or obsolete inventory	(6,188)	(6,425)
Total	$124,705	$118,459

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2021	December 31, 2020
Land	N/A	$1,340	$1,340
Buildings and land improvements	15-39	2,487	2,486
Manufacturing equipment	7	13,269	13,261
Furniture, fixtures and equipment	5-7	477	443
Vehicles	5	140	140
Hardware and software	3-5	1,333	887
Machinery in progress		82	—
Total		19,128	18,557
Less: accumulated depreciation		(9,388)	(8,783)
Property, plant and equipment, net		$9,740	$9,774

Depreciation expense was $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, of which $0.5 million and $0.4 million, respectively, has been allocated to cost of revenue and $0.1 million and $0.1 million, respectively, is included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020.

5.    Goodwill and Other Intangible Assets

Goodwill

Goodwill relates to the Former Parent’s acquisition of AT (the “Acquisition”) in 2016. As of July 8, 2016 (the “Acquisition Date”), goodwill was $121.6 million. As of March 31, 2021 and December 31, 2020 goodwill totaled $69.7 million, net of accumulated impairment of $51.9 million and is not deductible for tax purposes.

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2021	December 31, 2020
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationships	10	89,500	89,500
Internal-use software modification	2.5	4,356	4,356
Total amortizable intangibles		297,656	297,656

Accumulated amortization:
Developed technology		68,872	65,233
Customer relationships		42,345	40,107
Internal-use software modification costs		4,356	4,356
Total accumulated amortization		115,573	109,696
Total amortizable intangibles, net		182,083	187,960

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$192,383	$198,260

Amortization expense related to intangible assets amounted to $5.9 million for the three months ended March 31, 2021 and 2020, respectively.

6.    Investment in Equity Security

The Company made a $10.0 million investment in preferred stock of a private company in the three months ended March 31, 2021. The investment is accounted for in accordance with ASC 321 at its cost less any impairment. The investment balance as of March 31, 2021 is $10.0 million and is recorded in other assets on the condensed consolidated balance sheet. There is no impairment recorded for the three months ended March 31, 2021.

7.    Income Taxes

The Company follows guidance under ASC Topic 740-270, Interim Reporting, which requires that an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The tax effect of discrete items is recorded in the quarter in which the discrete events occur.

For the three months ended March 31, 2021 and 2020 the Company recorded total income tax expense of $1.1 million and $22.5 million, respectively. The effective tax rate was higher than the statutory tax rate of 21% primarily due to state income taxes, non-deductible equity-based compensation, Follow-on Offering costs and other non-deductible expenses for tax reporting purposes.

As of the three months ended March 31, 2021 and March 31, 2020, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

8.    Term and Revolving Loan

	March 31,	December 31,
	2021	2020
Term loan facility	$430,000	$460,000
Revolving credit facility	—	—
	430,000	460,000
Less discount and issuance costs	(34,018)	(31,717)
Long term debt, net of debt discount and issuance costs	395,982	428,283
Less current portion of long-term debt	(4,300)	(4,313)
Long-term debt, net of current portion, debt discount and issuance costs	$391,682	$423,970

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility consisting of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). As of March 31, 2021, the Term Loan Facility had a balance of $430 million. On February 23, 2021 the Company entered into the First Amendment (“First Amendment”) to it’s Senior Secured Credit Facility. The First Amendment, in the case of the Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This results in the current rate on the Term Loan Facility of 3.75%. On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets net of debt discount and issuance costs of $34.0 million at March 31, 2021. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of March 31, 2021 is 5.01%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021 which could require the Company to make advance principal payments.

Letters of Credit
Under the Revolving Credit Facility, the Company had no outstanding balance, $39.7 million in standby letters of credit and availability of $160.3 million under the Revolving Credit Facility as of March 31, 2021.

9.    Related Party Loan

The Company had a senior secured promissory note, as amended, with a unit holder of Former Parent that had a balance, net of debt discount and issuance costs as of March 31, 2020 of $41.8 million for which the Company paid interest expense for the three months ended March 31, 2020 of $1.7 million, which consisted of cash interest, PIK interest and amortization of the debt discount. The note was no longer outstanding as of March 31, 2021 and had no balance or interest expense for the three months ended March 31, 2021.

10.    Revenue

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Three Months Ended March 31,
	2021	2020
Over-time revenue	$231,888	$417,961
Point in time revenue	14,044	19,757
Total revenue	$245,932	$437,718

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e. unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. Contract assets consisting of unbilled receivables are recorded within accounts receivable on the consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Unbilled receivables	$87,179	$18,073

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e. deferred revenue) relate to advanced orders and payments received by the Company. Contract liabilities consisting of deferred revenue recorded on a contract-by-contract basis at the end of each reporting period were as follows (in thousands):

	March 31, 2021	December 31, 2020
Deferred revenue	$89,881	$149,821

During the three months ended March 31, 2021, the Company converted $101.8 million deferred revenue to revenue which represented 68.0% of the prior years deferred revenue balance.

Remaining Performance Obligations
As of March 31, 2021, the Company had $394.4 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

11.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Net income	$2,887	$73,685
Basic:
Weighted-average shares	126,994	119,994
Earnings per share	$0.02	$0.61
Diluted:
Weighted-average shares	126,994	119,994
Equity compensation dilutive securities	304	—
Weighted average dilutive shares	127,298	119,994
Earnings per share	$0.02	$0.61

There were 26,671,594 Class B units and 1,000 Class C Units of Former Parent issued to certain employees or directors of the Company which were not included in the calculation of basic or diluted EPS for the three months ended March 31, 2021 and 2020, as the Units do not represent potential units of the Company.

12.    Commitments and Contingencies

Litigation
The Company, in the normal course of business, is subject to claims and litigation. Management believes that there are no outstanding claims or assessments against the Company that would result in a material unfavorable outcome.

Contingent Consideration
TRA
Concurrent with the Acquisition, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into a TRA with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in general and administrative in the accompanying consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the fair value of the TRA was $19.8 million and $19.7 million, respectively.

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

Earn-Out Liability
The Company had a liability during the three months ended March 31, 2020 to the selling stockholders of Array for contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares held by the acquirer to a third party; initial public offering of the equity securities of Former Parent, acquirer or the Company; the sale of equity securities or assets of Former Parent, acquirer or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, acquirer or the Company. The maximum aggregate earn-out consideration was $25.0 million. The earn-out liability was paid off in the fourth quarter of the fiscal year ended December 31, 2020.

The fair value of the earn-out liability was initially determined as of the Acquisition Date using unobservable inputs. These inputs include the estimated amount and timing of future cash flows, the probability of a qualifying event occurring, and a risk-free rate used to adjust the probability-weighted cash flows to their present value. Subsequent to the Acquisition Date, at each reporting period, the earn-out liability is re-measured to fair value with changes in fair value recorded in general and administrative in the accompanying condensed consolidated statements of operations.

The following table summarizes the liability related to the estimated contingent consideration (in thousands):

	TRA	Earn-Out Liability	Contingent Consideration
Balance, December 31, 2020	$19,691	$—	$19,691
Fair value adjustment	148	—	148
Balance, March 31, 2021	$19,839	$—	$19,839

Balance, December 31, 2019	$17,808	$442	$18,250
Fair value adjustment	(695)	(318)	(1,013)
Balance, March 31, 2020	$17,113	$124	$17,237

The TRA and earn-out liabilities require significant judgment and are classified as Level 3 in the fair value hierarchy.

13.    Equity-Based Compensation

Equity Incentive Plan

On October 14, 2020, the Company’s 2020 Plan became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

In March 2021, the Company granted an aggregate of 226,819 RSU’s to employees and 150,462 Performance Stock Units (PSUs) to certain executives. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (TSR) compared a certain Index which modifies the number of PSUs that vest.

Activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSU
Unvested, December 31, 2020	500,006	$22.00
Granted	226,819	37.85
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2021	726,825	$26.95
PSU	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—
Granted	150,462	30.74
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2021	150,462	$30.74

Class B Units
The Company accounted for equity grants to employees of Class B Units of Former Parent (the “Units”) as equity-based compensation under ASC 718, Compensation-Stock Compensation. The Units contained vesting provisions as defined in the agreement. Equity-based compensation cost was measured at the grant date fair value and recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Former Parent; however, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

The Units issued to employees were measured at fair value on the grant date using an option pricing model. The Company utilizes the estimated weighted average of the Company’s expected fund life dependent on various exit scenarios to estimate the expected term of the awards. Expected volatility is based on the average of historical and implied volatility of a set of comparable companies, adjusted for size and leverage. The risk-free rates are based on the yields of U.S. Treasury instruments with comparable terms. Actual results may vary depending on the assumptions applied within the model.

On March 23, 2021, in connection with the closing of the 2021 Follow-on Offering, all of the outstanding Class B Units of Former Parent were immediately vested per the terms of the equity awards, resulting in the

Company accelerating the recognition of the remaining unamortized compensation expense of $6.3 million in the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, the Company recognized $7.9 million and $1.8 million in equity-based compensation. As of March 31, 2021, the Company had $22.3 million of unrecognized compensation costs which is expected to be recognized over a period of 2.8 years. There were no forfeitures during the three months ending March 31, 2021 and 2020.

14.    Leases

Effective January 1, 2021, the Company adopted ASC 842 Leases using the modified retrospective approach. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification and not reassess initial direct lease costs. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in recording of net operating lease ROU assets and corresponding operating lease liabilities of $13.2 million and $13.5 million, respectively. The standard did not materially affect the condensed consolidated statements of income and had no impact on the condensed consolidated statements of cash flows.

The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	(*)	As of March 31, 2021
ROU Asset	Other assets	$12,082

Lease liability, current portion	Other current liabilities	$6,288
Lease liability, long-term portion	Other long-term liabilities	6,041
Total lease liability		$12,329
(*) Location on the condensed consolidated balance sheet

The Company determines if an arrangement is a lease at its inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases generally do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including lease term, in determining the present value of lease payments. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued liabilities or other long-term liabilities in the condensed consolidated balance sheets.

The details of the Company’s operating leases are as follows (in thousands):

Three Months Ended
March 31, 2021
Operating lease expense	$1,651
Variable lease expense	91
Short-term lease expense	—
Total lease expense	$1,742

The following table presents the maturities of lease liabilities as of March 31, 2021 (in thousands):

Fiscal year ending March 31,	Operating Leases
2021	5,196
2022	6,071
2023	896
2024	794
2025	19
Thereafter	—
Total lease payments	12,976
Less: Imputed lease interest	(647)
Total lease liabilities	12,329

The following table represents future minimum lease obligations under non-cancelable operating leases as of December 31, 2020 (in thousands):

Fiscal year ending December 31,	Operating Leases
2021	$6,663
2022	6,073
2023	893
2024	791
2025	15
Thereafter	—
Total	$14,435

The Company’s weighted-average remaining lease-term and weighted-average discount rate are as follows (in thousands):

Three Months Ended
March 31, 2021
Weighted average remaining lease-term	2.2 years
Weighted average discount rate	5%

Supplemental cash flow and other information related to operating leases are as follows:

Three Months Ended
March 31, 2021
Operating cash flows from operating leases	$1,465
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets as of January 1, 2021	$13,464

15.    Related Party Transactions

Accounts Payable-Related Party
The Company had $2.6 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively, of accounts payable - related party with the former shareholders of Array and current unit holder of Former Parent. The payables relate to a federal tax refund related to the pre-Acquisition periods, restricted cash at Acquisition Date which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-Acquisition period for which the seller provided the Company with indemnification.

Related Party Loans - see Note 9

Contingent Consideration - see Note 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2020, 2019 and 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies and Significant Judgements and Estimates, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on March 10, 2021. Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Important factors that could cause actual results to differ materially from our expectations include:

•if demand for solar energy projects does not continue to grow or grows at a slower rate than we             anticipate, our business will suffer;
•the viability and demand for solar energy are impacted by many factors outside of our control, which makes it difficult to predict our future prospects;
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

•an increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for customers to finance the cost of a solar energy system and could reduce the demand for our products;
•existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for our products or harm our ability to compete;
•the interruption of the flow of materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports;
•changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows;
•the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business;
•if we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed;
•we may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the technology to which such rights relate;
•significant changes in the cost of raw materials could adversely affect our financial performance;
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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. In the three months ended March 31, 2021, we derived 99% and 1% of our revenues from customers in the U.S. and rest of the world, respectively.

We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of March 31, 2021, we had 387 full-time employees.

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

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 150 as of December 31, 2019 to approximately 177 as of December 31, 2020 and 175 at March 31, 2021, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

General and administrative expenses
General and administrative expenses consist primarily of salaries, equity-based compensation, employee benefits and payroll taxes related to our executives, sales, finance, human resources, information technology, engineering and legal organizations, as well as travel, facilities costs, marketing, bad debt and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect an increase in the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. The majority of our sales in 2020 were in the U.S.; however, during the year we expanded our international presence with additional global sales staff. We currently have a sales presence in the U.S., Australia, the U.K. and Brazil. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also expect that as a public company we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company. We also anticipate an increase in our spend related to product innovation as we hire additional engineering resources and increase our external research & development spend.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the earn-out and the Tax Receivable Agreement (“TRA”) entered into with Ron P. Corio, our indirect stockholder, concurrent with the Acquisition of Array Technologies Patent Holdings Co., LLC (“Patent LLC”) by ATI Investment Parent, LLC (“Former Parent”) Former Parent’s acquisition of Patent LLC.

The earn-out liability was recorded at fair value as of July 8, 2016 (the “Acquisition Date”) and subsequent changes in the fair value are recognized in earnings. Fair value of the earn-out liability is measured based upon the expected return of investment of Former Parent, among other things. Cash payments related to the earn-out liability are required to be evaluated upon the occurrence of certain events, including the consummation of an initial public offering; the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Former Parent held by Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P. and Oaktree ATI Investors, L.P. to a third party; the sale of equity securities or assets of Former Parent, ATI Investment Sub, Inc. (“Investment Sub”) or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, Investment Sub, or the Company. Our initial public offering of common stock (“IPO”), the cash distribution of $589 million that we paid to ATI Investment Parent, LLC upon the closing of our IPO and our Follow-on Offering of common stock in December 2020 (the “2020 Follow-on Offering”) required the Company to make a cash payment of $9.1 million in October 2020 and $15.9 million in December 2020. As a result of these payments our earn-out liability has been paid in full.

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

Non-Operating Expenses
Interest Expense

Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility and our Senior ABL Facility, interest on the Senior Secured Promissory Note, and interest on our Prior Term Loan Facility (as defined below), which was fully repaid on February 2, 2020.

Income Tax Expense
We are subject to federal and state income taxes in the United States.

Results of Operations

The following tables set forth our consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
Revenue	$245,932	$437,718	$(191,786)	(44)%
Cost of Revenue	202,074	319,302	(117,228)	(37)%
Gross profit	43,858	118,416	(74,558)	(63)%

Operating Expenses
General and administrative	24,673	11,707	12,966	111%
Contingent consideration	148	(1,013)	1,161	(115)%
Depreciation and amortization	5,984	6,374	(390)	(6)%
Total Operating Expenses	30,805	17,068	13,737	80%

Income from Operations	13,053	101,348	(88,295)	(87)%

Other Expense
Other income (expense), net	(78)	108	(186)	(172)%
Interest expense	(9,009)	(5,229)	(3,780)	72%
Total Other Expense	(9,087)	(5,121)	(3,966)	77%
Income Before Income Tax Expense	3,966	96,227	(92,261)	(96)%
Income Tax Expense	1,079	22,542	(21,463)	(95)%
Net Income	$2,887	$73,685	$(70,798)	(96)%

Comparison of three months ended March 31, 2021 and 2020

Revenue
Revenue decreased by $191.8 million, or 44%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Total MW delivered decreased by approximately 28% for the three months ended March 31, 2021 driven by a higher proportion of our volume occurring in the first quarter of the year in 2020 versus 2021, primarily due to certain customers electing to take deliveries ahead of build schedules to take advantage of the ITC rate before the rate step down in 2020.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $117.2 million, or 37%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the decrease in the number of MW delivered. Gross profit as a percentage of revenue decreased from 27.1% for the three months ended March 31, 2020 to 17.8% for the three months ended March 31, 2021. The decrease in Gross Profit as a percentage of revenue reflects higher commodity prices, higher logistics and lower absorption of fixed costs.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $13.0 million, or 111%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in expense was primarily due to additional consulting and professional fees incurred in the first quarter of 2021 associated with our follow-on offering of common stock that closed in March of 2021 (the “2021 Follow-on Offering:). The increase in expense also represents additional headcount driven by the growth of the company over the last twelve months and a charge of $6.3 million for equity-based compensation expense for the accelerated vesting of the Class B Units in connection with the 2021 Follow-on Offering with no comparable expense in 2020.

Contingent Consideration
Contingent consideration expense increased by $1.2 million, or 115%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase in the fair value of our Tax Receivable Agreement obligation.

Depreciation
Depreciation expense for the three months ended March 31, 2021 was similar to the three months ended March 31, 2020 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the three months ended March 31, 2021 was similar to the three months ended March 31, 2020 as we did not add any significant intangible assets.

Interest Expense
Interest expenses increased by $3.8 million, or 72%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to interest on the higher average balance of our Term Loan Facility which was not outstanding during three months ended March 31, 2020. As of March 31, 2021, we had $430.0 million outstanding under the Senior Secured Credit Facility. We expect interest expense to be higher for the remainder of 2021 compared to 2020 as a result of the debt outstanding under the Senior Secured Credit Facility along with the amortization of the related discount and issuance costs.

Income Tax Expense
Income tax expense decreased by $21.5 million, or 95% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the decrease in earnings. Our effective tax rate was 27.2% for the three months ended March 31, 2021 and 23.4% for the three months ended March 31, 2020.

Liquidity and Capital Resources

Historical Cash Flow

The following table compares the historical cash flow (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(42,148)	$(200,576)
Net cash used in investing activities	(10,570)	(168)
Net cash used in financing activities	(36,590)	(57,692)
Net decrease in cash, cash equivalents and restricted cash	$(89,308)	$(258,436)

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows and our availability under our Revolving Credit Facility will be sufficient to meet our future cash needs to fund operations.

As of March 31, 2021, our cash and cash equivalents was $19.1 million. Net working capital as of March 31, 2021 was $53.2 million.

As of March 31, 2021, we had outstanding borrowings of $430.0 million and $200.0 million commitment a under our Revolving Credit Facility, of which $160.3 million was available to borrow to fund operations.

Operating Activities
For the three months ended March 31, 2021, cash used in operating activities was $42.1 million primarily due a decrease in deferred revenue of $59.9 million for which we made payments to our suppliers for products that we received the cash for in 2020, but that we did not ship until 2021, a decrease in accounts payable of $10.6 million, an increase in accounts receivable of $2.6 million, an increase in inventories of $6.3 million offset by non-cash add-backs to net income of $17.8 million, a decrease in income tax receivables of $13.0 million and an increase in accrued expenses of $5.1 million and net income of $2.9 million.

For the three months ended March 31, 2020 cash used in operating activities was $200.6 million, due to an decrease in deferred revenue of $301.2 million, a decrease in accounts payable of $35.6 million, an increase in accounts receivable of $19.5 million, offset by a decrease in inventory of $27.4 million, a decrease in income tax payable of $23.2 million and net income of $73.7 million.

Investing Activities
For the three months ended March 31, 2021 and 2020, net cash used in investing activities was $10.6 million and $0.2 million, respectively, primarily attributable to a $10.0 million investment in equity securities.

Financing Activities
For the three months ended March 31, 2021, net cash used by financing activities was $36.6 million, of which $30.0 million was attributable to a payment on the Term Loan Facility and $6.6 million was attributable to fees paid to reduce the annual interest rate on the Senior Secured Credit Facility and to increase the limit on the Revolving Facility by $50.0 million.

For the three months ended March 31, 2020, net cash used by financing activities was $57.7 million, which was attributable to scheduled principal payments on the Term Loan Facility.

Debt Obligations

Senior Secured Credit Facility

On October 14, 2020, the Company entered into a senior secured credit facility which was amended on February 23, 2021 by the first amendment and on February 26, 2021 by the second amendment. The senior secured facility consisted originally of (i) a $575.0 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150.0 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 23, 2021 we entered into the first amendment (“First Amendment”) to our Senior Secured Credit Facility. The First Amendment, in the case of the Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This results in our current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment. On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of March 31, 2021 is 5.01%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021 which could require the Company to make advance principal payments. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $34.0 million at March 31, 2021. As of March 31, 2021, the Term Loan Facility had a balance of $430.0 million. We are in compliance with all covenants as of March 31, 2021.

Letters of Credit
Under the Revolving Credit Facility, the Company had no outstanding balance, $39.7 million in standby letters of credit and availability of $160.3 million under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we posted surety bonds in the total amount of approximately $134.3 million. We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.
.

Critical Accounting Policies and Significant Management Estimates

Equity-Based Compensation

The Company granted restricted stock units (RSU’s) to employees and Performance Stock Units (PSUs) to certain executives. The PSUs contain performance and market conditions. The PSU grants were valued using the Monte Carlo simulation method and the assigned fair value on grant date will be recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather will be estimated quarterly and the Company will true-up the expense recognition accordingly upon any probability to vest revision. The Company accounts for forfeitures as they occur.

The Class B Units fully accelerated vesting upon the completion 2021 Follow-on Offering and the Company recognized the remaining unamortized compensation expense of $6.3 million.

As of March 31, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses that existed in our internal control over financial reporting as described below. These material weaknesses related to our inventory cut-off, specifically due to lack of sufficient systems.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Colin Mitchell, Nextracker, Inc., Flextronics International U.S.A., Inc., Marco Garcia, Daniel S. Shugar, and Scott Graybeal (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. Defendant Mitchell was formerly an employee of the Company, but was hired by Nextracker in violation of his non-compete agreement, and he shared with Nextracker and the other defendants certain of Array’s trade secrets and confidential information in violation of his legal obligations. Defendants filed their answer to the amended complaint on February 5, 2018 denying the allegations, but did not assert any counterclaims against Array. The case has been vigorously litigated through the close of fact discovery and expert discovery. As of September 1, 2020, the court has ruled on a number of motions, including a dismissal of the Defendants’ unclean hands defense and granting partial summary judgment in favor of Array for breach of contract. As of March 31, 2021, the Court has denied in every material aspect the motion for summary judgment filed by the Defendants. The Court has yet to rule on a motion for sanctions filed by Array. We anticipate that once the court has ruled on all of the pending motions, and the court procedures allow for jury trials to resume, it will set a trial date.

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

Item 1A. Risk Factors

Other than risk factors described below, there has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020.

You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number		Exhibit Description	Form	Date	No.
3.1		Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2		Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
10.1		Amendment No. 1, dated February 23, 2021, to the credit agreement by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	10-K	3/10/2021	10.14
10.2		Incremental Facility Amendment No. 2, dated February 26, 2021, to the credit agreement, by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	3/1/2021	10.1
31.1*	–	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	–	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	–	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	–	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document

Number	Exhibit Description	Form	Date	No.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Jim Fusaro	Date:	May 11, 2021
Jim Fusaro
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	May 11, 2021
Nipul Patel
Chief Financial Officer