Form 10-Q
period 2021-06-30
Array Technologies, Inc.
filed 2021-08-12
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 5, 2021, there were 126,994,467 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$17,682	$108,441
Accounts receivable, net	153,610	118,694
Inventories, net	137,666	118,459
Income tax receivables	9,657	17,158
Prepaid expenses and other	11,597	12,423
Total current assets	330,212	375,175
Property, plant and equipment, net	9,763	9,774
Goodwill	69,727	69,727
Other intangible assets, net	186,507	198,260
Other assets	26,109	3,088
Total assets	$622,318	$656,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$81,377	$82,755
Accounts payable - related party	610	2,232
Accrued expenses and other	19,129	29,164
Accrued warranty reserve	2,968	3,049
Income tax payable	—	8,814
Deferred revenue	51,458	149,821
Current portion of contingent consideration	1,908	8,955
Current portion of term loan	4,300	4,313
Other current liabilities	6,379	—
Total current liabilities	168,129	289,103
Long-term liabilities
Deferred tax liability	14,472	13,114
Contingent consideration, net of current portion	10,108	10,736
Other long-term liabilities	4,273	—
Long-term debt, net of current portion, debt discount and issuance costs	493,945	423,970
Total long-term liabilities	522,798	447,820
Total liabilities	690,927	736,923
Commitments and contingencies (Note 12)

	June 30, 2021	December 31, 2020
Preferred stock of 0.001 par value - 5,000,000 shares authorized; none issued as of June 30, 2021 and December 31, 2020	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 126,994,467 shares issued as of June 30, 2021 and December 31, 2020	127	127
Additional paid-in capital	149,893	140,473
Accumulated deficit	(218,629)	(221,499)
Total stockholders’ deficit	(68,609)	(80,899)
Total liabilities and stockholders’ deficit	$622,318	$656,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$202,796	$114,916	$448,728	$552,634
Cost of revenue	176,009	92,714	378,083	412,016
Gross profit	26,787	22,202	70,645	140,618

Operating expenses
General and administrative	15,113	11,192	39,786	22,899
Contingent consideration	(13)	3,430	135	2,417
Depreciation and amortization	5,981	6,369	11,965	12,743
Total operating expenses	21,081	20,991	51,886	38,059

Income from operations	5,706	1,211	18,759	102,559

Other expense
Other expense, net	(122)	(2,242)	(200)	(2,134)
Interest expense	(6,651)	(2,411)	(15,660)	(7,640)
Total other expense	(6,773)	(4,653)	(15,860)	(9,774)
Income (loss) before income tax expense	(1,067)	(3,442)	2,899	92,785
Income tax expense (benefit)	(1,050)	(5,834)	29	16,708
Net income (loss)	$(17)	$2,392	$2,870	$76,077

Earnings (loss) per share
Basic	$—	$0.02	$0.02	$0.63
Diluted	$—	$0.02	$0.02	$0.63
Weighted average number of shares
Basic	126,994	119,994	126,994	119,994
Diluted	126,994	119,994	127,203	119,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member’s Equity/Stockholders’ Deficit
(unaudited)
(in thousands)

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total Stockholders’ Deficit
Balance, March 31, 2021	—	$—		127	148,370	(218,612)	$(70,115)
Equity-based compensation	—	—	—	—	1,523	—	1,523
Net Income	—	—	—	—	—	(17)	(17)
Balance, June 30, 2021	—	$—	—	$127	$149,893	$(218,629)	$(68,609)

For the Three Months Ended June 30, 2020

	Units (*)	Total Members’ Equity
Balance, March 31, 2020	1	$380,594
Equity-based compensation		653
Net Income	—	2,392
Balance, June 30, 2020	1	$383,639
(*) See note 2 - Summary of Significant Accounting Policies - corporate conversion and stock split

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member’s Equity/Stockholders’ Deficit (continued)
(unaudited)
(in thousands)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	paid-in capital	Retained deficit	Total Stockholders’ Deficit
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity-based compensation	—	—	—	—	9,420	—	9,420
Net Income	—	—	—	—	—	2,870	2,870
Balance, June 30, 2021	—	$—	126,994	$127	$149,893	$(218,629)	$(68,609)

For the Six Months Ended June 30, 2020

	Units (*)	Total Members’ Equity
Balance, December 31, 2019	1	$305,151
Equity-based compensation		2,411
Net Income	—	76,077
Balance, June 30, 2020	1	$383,639
(*) See note 2 - Summary of Significant Accounting Policies - corporate conversion and stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities
Net income	$2,870	$76,077
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (recovery of) bad debts	(551)	223
Deferred tax benefit	1,358	(1,376)
Depreciation and amortization	12,964	13,724
Amortization of debt discount and issuance costs	5,118	2,160
Interest paid-in-kind	—	3,073
Equity-based compensation	9,467	2,411
Contingent consideration	135	2,417
Warranty provision	425	597
Provision for inventory obsolescence	1,236	221
Changes in operating assets and liabilities
Accounts receivable	(34,365)	(2,590)
Inventories	(20,443)	42,523
Income tax receivables	7,501	(18,689)
Prepaid expenses and other	826	7,183
Accounts payable	(1,378)	(99,396)
Accounts payable - related party	(1,622)	—
Accrued expenses and other	(10,541)	(4,365)
Income tax payable	(8,814)	35,824
Lease liabilities	68	—
Deferred revenue	(98,363)	(307,917)
Net cash used in operating activities	(134,109)	(247,900)
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,200)	(265)
Investment in equity security	(11,975)	—
Net cash used in investing activities	(13,175)	(265)
Cash flows from financing activities
Proceeds from revolving credit facility	102,000	4,330
Principal payments on term loan facility	(31,075)	(57,702)
Payments on related party loans	—	(21,736)
Contingent consideration	(7,810)	—
Debt issuance costs	(6,590)	—
Net cash provided by (used in) financing activities	56,525	(75,108)
Net decrease in cash, cash equivalents and restricted cash	(90,759)	(323,273)
Cash, cash equivalents and restricted cash, beginning of period	108,441	361,257
Cash, cash equivalents, and restricted cash, end of period	$17,682	$37,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”) formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiary, ATI Investment Holdings, Inc. (“ATI Investment”) owns two other subsidiaries through which it conducts substantially all operations; Array Tech, Inc. and Array Technologies Patent Holdings Co., LLC (collectively “AT”).

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 10-K filed with SEC on March 10, 2021.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. For companies that are not emerging growth companies (“EGCs”), the ASU was effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company early adopted the new standard using the modified retrospective method by recording a right-of-use asset of $13.2 million, short-term portion of lease liabilities of $6.3 million and long-term portion of lease liabilities of $7.2 million as of the effective date. Prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The adoption did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. See Note 13, Leases, for further information and disclosures related to the adoption of this standard.

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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Array Technologies, Inc. and its Subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include impairment of goodwill, impairment of long-lived assets, fair value of contingent consideration, allowance for doubtful accounts, reserve for excess or obsolete inventories, valuation of deferred tax assets and warranty reserve. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Management has made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements; however, management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, causing us to experience temporary decreased margins and thus decreased cash from operations. We have taken, and continue to take, mitigating steps to overcome the economic challenges and, therefore, believe the impact to be temporary, but cannot be certain the timing of when we will achieve better margins. We have sufficient liquidity and financing options available, and we expect to have sufficient liquidity to operate for the next 12 months.

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

Equity-Based Compensation

On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. Under the 2020 Plan, the Company may grant (i) restricted stock units (RSU’s) to its employees and non-employee directors in connection with their service on the board of directors, and (ii) performance stock units (“PSUs”) to certain of its executive officers and members of management. The PSUs contain performance and market conditions. The RSUs are valued at the closing stock price on the date of grant and recognized on a straight-line basis over vesting term. The PSU grants were valued using the Monte Carlo simulation method and the assigned fair value on grant date will be recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather will be estimated quarterly and the Company will true-up the expense recognition accordingly upon any probability to vest revision. The Company accounts for forfeitures as they occur.

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

3.    Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$46,993	$39,051
Finished goods	98,096	85,833
Reserve for excess or obsolete inventory	(7,423)	(6,425)
Total	$137,666	$118,459

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)	June 30,	December 31,
		2021	2020
Land	N/A	$1,340	$1,340
Buildings and land improvements	15-39	2,486	2,486
Manufacturing equipment	7	13,513	13,261
Furniture, fixtures and equipment	5-7	477	443
Vehicles	5	161	140
Hardware and software	3-5	1,603	887
Machinery in progress		178	—
Total		19,758	18,557
Less: accumulated depreciation		(9,995)	(8,783)
Property, plant and equipment, net		$9,763	$9,774

Depreciation expense was $0.6 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, of which $0.5 million and $0.5 million, respectively, has been allocated to cost of revenue and $0.1 million and $0.1 million, respectively, is included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020.

Depreciation expense was $1.2 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively, of which $1.0 million and $1.0 million, respectively, has been allocated to cost of revenue and $0.2 million and $0.2 million, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations for the six months ended June 30, 2021 and 2020.

5.    Goodwill and Other Intangible Assets

Goodwill

Goodwill relates to the Former Parent’s acquisition of AT (the “Acquisition”) in 2016. As of July 8, 2016 (the “Acquisition Date”), goodwill was $121.6 million. As of June 30, 2021 and December 31, 2020 goodwill totaled $69.7 million, net of accumulated impairment of $51.9 million and is not deductible for tax purposes.

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)	June 30,	December 31,
		2021	2020
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationships	10	89,500	89,500
Internal-use software modification	2.5	4,356	4,356
Total amortizable intangibles		297,656	297,656

Accumulated amortization:
Developed technology		72,510	65,233
Customer relationships		44,583	40,107
Internal-use software modification costs		4,356	4,356
Total accumulated amortization		121,449	109,696
Total amortizable intangibles, net		176,207	187,960

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$186,507	$198,260

Amortization expense related to intangible assets amounted to $5.9 million for the three months ended June 30, 2021 and 2020, and $11.8 million for the six months ended June 30, 2021 and 2020, respectively.

6.    Investment in Equity Security

The Company made a $10.0 million and $2.0 million investment in preferred stock of a private company in February 2021 and April 2021, respectively. The investment is accounted for in accordance with ASC 321 at its cost less any impairment. The investment balance as of June 30, 2021 is $12.0 million and is recorded in other assets on the condensed consolidated balance sheet. There is no impairment recorded for the three and six months ended June 30, 2021.

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

The Company recorded income tax expense (benefit) of $(1.1) million and $(5.8) million for the three months ended June 30, 2021 and 2020, respectively, and income tax expense of $29 thousand and $16.7 million for the six months ended June 30, 2021 and 2020. The tax benefit in the three months ended June 30, 2021 is unfavorably impacted by non-deductible amounts for equity-based compensation and Follow-on Offering costs. The tax benefit in the three months ended June 30, 2020 was favorably impacted by a tax benefit related to an

NOL carryback as a result of the CARES Act. The tax expense in the six months ended June 30, 2021 was unfavorably impacted by non-deductible amounts for equity-based compensation and Follow-on Offering costs. The tax expense in the six months ended June 30, 2020 was favorably impacted by a tax benefit related to an NOL carryback as a result of the CARES Act.

For the three and six months ended June 30, 2021 and 2020, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

8.    Long-Term Debt

	June 30,	December 31,
	2021	2020
Term loan facility	$428,925	$460,000
Revolving credit facility	102,000	—
	530,925	460,000
Less discount and issuance costs	(32,680)	(31,717)
Long term debt, net of debt discount and issuance costs	498,245	428,283
Less current portion of long-term debt	(4,300)	(4,313)
Long-term debt, net of current portion, debt discount and issuance costs	$493,945	$423,970

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility consisting of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). As of June 30, 2021, the Term Loan Facility had a balance of $428.9 million. On February 23, 2021 the Company entered into the First Amendment (“First Amendment”) to its Senior Secured Credit Facility. The First Amendment, in the case of the Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This resulted in the current rate on the Term Loan Facility of 3.75%. On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets net of debt discount and issuance costs of $32.7 million at June 30, 2021. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of June 30, 2021 is 5.01%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021 which could require the Company to make advance principal payments.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had $102.0 million outstanding balance, $11.0 million in standby letters of credit and availability of $87.0 million as of June 30, 2021.

9.    Related Party Loan

The Company had a senior secured promissory note, as amended, with a unit holder of Former Parent that had a balance, net of debt discount and issuance costs as of June 30, 2020 of $41.8 million for which the Company paid interest expense for the three and six months ended June 30, 2020 of $1.7 million and $3.5 million, which consisted of cash interest, PIK interest and amortization of the debt discount. The note was no longer outstanding as of June 30, 2021 and had no balance or interest expense for the three months ended June 30, 2021.

10.    Revenue

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Over-time revenue	$189,622	$98,637	$421,475	$516,598
Point in time revenue	13,174	16,279	27,253	36,036
Total revenue	$202,796	$114,916	$448,728	$552,634

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

	June 30, 2021	December 31, 2020
Unbilled receivables	$37,567	$18,073

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

	June 30, 2021	December 31, 2020
Deferred revenue	$51,458	$149,821

During the six months ended June 30, 2021, the Company converted $149.8 million deferred revenue to revenue which represented 100.0% of the prior years deferred revenue balance.

Remaining Performance Obligations
As of June 30, 2021, the Company had $197.5 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

11.    Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss) income	$(17)	$2,392	$2,870	$76,077
Basic:
Weighted-average shares	126,994	119,994	126,994	119,994
Earnings (loss) per share	$—	$0.02	$0.02	$0.63
Diluted:
Weighted-average shares	126,994	119,994	126,994	119,994
Equity compensation dilutive securities	—	—	209	—
Weighted average dilutive shares	126,994	119,994	127,203	119,994
Earnings (loss) per share	$—	$0.02	$0.02	$0.63

Potentially dilutive common shares issuable pursuant to equity-based awards were not included for the three months ended June 30, 2021 as their potential effect was anti-dilutive as the Company generated a net loss.

12.    Commitments and Contingencies

Litigation
The Company, in the normal course of business, is subject to claims and litigation. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss.

On May 14, 2021, a putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The Plymouth Action alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. Lead plaintiff motions were filed on July 13, 2021, and the Court is expected to appoint a lead plaintiff by August 12, 2021. The Court has not yet set a schedule for the filing of an amended complaint or defendants’ anticipated motion to dismiss.

On June 30, 2021, a second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933 alleging misstatements and/or omissions in certain of the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. On July 6, 2021, the Court entered an order, based on the record before the Court, that this action was in all material respects substantially similar to the Plymouth Action and both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court consolidated this action with the Plymouth Action for all pretrial purposes, ordered all filings in connection with this Action to be made in the Plymouth Action, and removed this action from the docket.

On July 16, 2021, a verified derivative complaint was filed against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934. On July 21, 2021, the Court entered an order, based on the record before the Court, that this action was in all material respects substantially similar to the Plymouth Action and both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court consolidated this action with the Plymouth Action for all pretrial purposes, ordered all filings in connection with this Action to be made in the Plymouth Action, and removed this action from the docket.

On July 30, 2021, a second and related verified derivative complaint was filed against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. The Court has not yet entered an order consolidating this case with the Plymouth case.

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the Condensed Consolidated Balance Sheets as of June 30, 2021.

Contingent Consideration
Taxes Receivable Agreement
Concurrent with the Acquisition, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into a Taxes Receivable Agreement (“TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the accompanying consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the fair value of the TRA was $12.0 million and $19.7 million, respectively.

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

Earn-Out Liability
The Company had a liability to the selling stockholders of Array for contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares held by the acquirer to a third party; initial public offering of the equity securities of Former Parent, acquirer or the Company; the sale of equity securities or assets of Former Parent, acquirer or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, acquirer or the Company. The maximum aggregate earn-out consideration was $25.0 million. The earn-out liability was paid off in the fourth quarter of the fiscal year ended December 31, 2020.

The fair value of the earn-out liability was initially determined as of the Acquisition Date using unobservable inputs. These inputs include the estimated amount and timing of future cash flows, the probability of a qualifying event occurring, and a risk-free rate used to adjust the probability-weighted cash flows to their present value. Subsequent to the Acquisition Date, at each reporting period, the earn-out liability was re-measured to fair value with changes in fair value recorded in contingent consideration in the accompanying condensed consolidated statements of operations.

The following table summarizes the liability related to the estimated contingent consideration (in thousands):

	TRA	Earn-Out Liability	Contingent Consideration
Balance, March 31, 2021	$19,839	$—	$19,839
Payments	(7,810)		(7,810)
Fair value adjustment	(13)	—	(13)
Balance, June 30, 2021	$12,016	$—	$12,016

Balance, March 31, 2020	$17,113	$124	$17,237
Fair value adjustment	1,732	1,698	3,430
Balance, June 30, 2020	$18,845	$1,822	$20,667

	TRA	Earn-Out Liability	Contingent Consideration
Balance, December 31, 2020	$19,691	$—	$19,691
Payments	(7,810)	—	(7,810)
Fair value adjustments	135	—	135
Balance, June 30, 2021	$12,016	$—	$12,016

Balance, December 31, 2019	$17,808	$442	$18,250
Fair value adjustment	1,037	1,380	2,417
Balance, June 30, 2020	$18,845	$1,822	$20,667

The TRA and earn-out liabilities require significant judgment and are classified as Level 3 in the fair value hierarchy.

13.    Equity-Based Compensation

Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Plan became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

In the six months ended June 30, 2021, the Company granted an aggregate of 513,463 RSU’s to employees and board of director members and 177,472 Performance Stock Units (PSUs) to certain executives. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (TSR) compared to a certain Index which modifies the number of PSUs that vest.

Activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSU
Unvested, December 31, 2020	500,006	$22.00
Granted	513,463	25.35
Vested	—	—
Forfeited	(43,045)	28.36
Unvested, June 30, 2021	970,424	$23.49
PSU	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—
Granted	177,472	28.25
Vested	—	—
Forfeited	(14,379)	30.74
Unvested, June 30, 2021	163,093	$28.03

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

For the three and six months ended June 30, 2021, the Company recognized $4.1 million and $12.0 million in equity-based compensation, respectively. For the three and six months ended June 30, 2020, the Company recognized $0.7 million and $2.4 million in equity-based compensation, respectively. As of June 30, 2021, the Company had $19.1 million of unrecognized compensation costs which is expected to be recognized over a period of 2.5 years. There were 57,424 forfeitures during both of the three and six months ended June 30, 2021 and no forfeitures during the three and six month ended June 30, 2020.

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

The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	(*)	June 30, 2021
ROU Asset	Other assets	$10,537

Lease liability, current portion	Other current liabilities	$6,379
Lease liability, long-term portion	Other long-term liabilities	4,227
Total lease liability		$10,606
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

The details of the Company’s operating leases are as follows (in thousands):

Three Months Ended
June 30, 2021
Operating lease expense	$1,651
Variable lease expense	91
Short-term lease expense	—
Total lease expense	$1,742

The following table presents the maturities of lease liabilities as of June 30, 2021 (in thousands):

Fiscal year ending June 30,	Operating Leases
2021	$3,333
2022	6,071
2023	896
2024	794
2025	19
Thereafter	—
Total lease payments	11,113
Less: Imputed lease interest	(507)
Total lease liabilities	$10,606

The following table represents future minimum lease obligations under non-cancelable operating leases as of December 31, 2020 (in thousands):

Fiscal year ending December 31,	Operating Leases
2021	$6,663
2022	6,073
2023	893
2024	791
2025	15
Thereafter	—
Total	$14,435

The Company’s weighted-average remaining lease-term and weighted-average discount rate are as follows (in thousands):

Three Months Ended
June 30, 2021
Weighted average remaining lease-term	2.0 years
Weighted average discount rate	5%

Supplemental cash flow and other information related to operating leases are as follows:

Three Months Ended
June 30, 2021
Operating cash flows from operating leases	$1,465
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets as of January 1, 2021	$13,464

15.    Related Party Transactions

Accounts Payable-Related Party
The Company had $0.6 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively, of accounts payable - related party with the former shareholders of Array. The payables relate to a federal tax refund related to the pre-Acquisition periods, restricted cash at Acquisition Date which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-Acquisition period for which the seller provided the Company with indemnification.

Related Party Loan - see Note 9

Contingent Consideration - see Note 12

16.    Subsequent Events

Securities Purchase Agreement
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of a newly designated Series A Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Perpetual Preferred Stock”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations (as defined below), and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company has agreed to issue and sell to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. The Company intends to use the net proceeds from the Initial Closing to repay all of the outstanding amounts under the Company’s existing revolving credit facility and to prepay at least $100 million under the Company’s term loan and for general corporate purposes. Pursuant to the Securities Purchase Agreement, the Purchaser is entitled to designate one representative (the “Series A Director”) to be appointed to the Company’s board of directors (the “Board”), and to appoint three non-voting observers to the Board, in each case until such time as the Purchaser and its Permitted Transferees (as defined in the Securities Purchase Agreement) no longer beneficially own shares of the Series A Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below).

Dividends

On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Perpetual Preferred Stock either in cash at the then-applicable Cash Regular Dividend Rate, through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate (the “Permitted Accrued Dividends”), or a combination thereof. Folloing the fifth anniversary of the Initial Closing, dividends shall be payable only in cash. To the extent the Comany does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, such dividends shall accrue to the Liquidation Preference (“Default Accrued Dividends”, and together with Permitted Accrued Dividends, “Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holder of the Series A Perpetual Preferred Stock (each a “holder”), will pay 100% of the amount of Default Accrued Dividends by delivering to the Holder a number of shares of Common Stock equal to the quotient of (i) the amount of Default Accrued Dividends) divided by (ii) 95% of the 30-day VWAP of the Common Stock (“Non-Cash Dividend”).
As used herein, “Cash Regular Dividend Rate” with respect to the Series A Perpetual Preferred Stock means (i)
initially, 5.75% per annum on the Liquidation Preference and (ii) increased by (a) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Initial Closing and (b) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Initial Closing. The “Accrued Regular Dividend Rate” with respect to the Series A Perpetual Preferred Stock means 6.25% per annum on the Liquidation Preference.

Additional Closings
Pursuant to the Securities Purchase Agreement, until June 30, 2023, the Company, subject to the terms and conditions set forth therein, shall have the option to require the Purchaser to purchase, in the aggregate, in one or more additional closings (the “Additional Closings”), up to 150,000 shares (the “Delayed Draw Commitment”) of the Series A Perpetual Preferred Stock and up to 3,375,000 shares of Common Stock (or up to 6,100,000 shares of Common Stock in the event of certain price-related adjustments) (subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction) for an aggregate purchase price up to $148 million.

Fees
Until June 30, 2023, the Company will pay the Purchaser a cash commitment premium on the unpurchased portion of Delayed Draw Commitment as follows:
a.0% through the six-month anniversary of the Initial Closing;
b.1.5% from the six-month anniversary of the Initial Closing through the 12-month anniversary of the initial closing; and
c.3.0% from the 12-month anniversary of the Initial Closing through June 30, 2023.

The Company may terminate some or all of the Delayed Draw Commitment, from time to time, at its sole discretion.

Customary Covenants
The Securities Purchase Agreement, Certificate of Designations and Registration Rights Agreement (as defined below) contain other customary covenants and agreements, including certain standstill provisions and customary preemptive rights. The Delayed Draw Commitment is subject to certain customary anti-dilution adjustments provided under the Securities Purchase Agreement and Certificate of Designations, including for stock splits, reclassifications, combination’s and dividends or distributions made by the Company on the Common Stock.

Transfer Restrictions
After the Initial Closing, subject to certain customary exceptions including transfers to Permitted Transferees (as defined in the Securities Purchase Agreement), the Purchaser will be restricted from transferring the Series A Perpetual Preferred Stock and Common Stock until the one-year anniversary of the Initial Closing.

Ranking and Liquidation Preference
The Series A Perpetual Preferred Stock ranks senior to the Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (a “Liquidation”). Upon a Liquidation, each share of Series A Perpetual Preferred Stock would be entitled to receive an amount per share (the “Liquidation, Redemption or Repurchase Amount”) equal to the greater of (i) the Liquidation Preference of such share, plus all accrued and unpaid dividends (including any Accrued Dividends) thereon and (ii) an amount in cash equal to the sum of (a) 130.0% of the Initial Liquidation Preference of such share, minus (b) the cumulative amount of cash dividends paid in respect of such share prior to such payment. As used herein, “Liquidation Preference” means, with respect to any share of the Series A Perpetual Preferred Stock, the initial liquidation preference of $1,000 per share (the “Initial Liquidation Preference”) plus any Accrued Dividends of such share as of the time of determination.

Redemption Rights
The Company may redeem all or any portion of the Series A Perpetual Preferred Stock (in increments of not less than $200 million based on the Liquidation Preference of such shares of Series A Perpetual Preferred Stock to be redeemed at such time (or such lesser amount to the extent the Company chooses to redeem all of the outstanding shares of Series A Perpetual Preferred Stock)) for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount. Upon a “Fundamental Change” (involving a change of control, bankruptcy, insolvency or liquidation of the Company as further described in the Certificate of Designations), each Holder shall have the right to require the Company to redeem all or any part of the Holder’s Series A Perpetual Preferred Stock for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount.

Voting and Consent Rights
Each Holder of Series A Perpetual Preferred Stock will have one vote per share on any matter on which Holders of Series A Perpetual Preferred Stock are entitled to vote separately as a class (as described below), whether at a meeting or by written consent. The Holders of shares of Series A Perpetual Preferred Stock do not otherwise have any voting rights. The consent of the Holders of a majority of the outstanding shares of Series A Perpetual Preferred Stock will be required for so long as the Threshold Amount remains outstanding for (i) amendments to the Company’s organizational documents that have an adverse effect on the holders of Series A Perpetual Preferred Stock, (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series A Perpetual Preferred Stock, (iii) entrance into, or amendments to, transactions with affiliates of the Company, (iv) incurrence by the Company of indebtedness, unless the Consolidated Total Leverage Ratio (as defined in the Certificate of Designations) would not exceed 8.5-to-1 after giving effect to such incurrence (other than drawdowns by the Company under the Company’s current revolving credit facility) or (v) any payment of dividends or making of distributions on equity securities of the Company ranking junior to the Series A Perpetual Preferred Stock or redemptions, purchases or direct or indirect acquisitions of such equity securities ranking junior to or parity with the Series A Perpetual Preferred Stock by the Company, unless the Consolidated Total Leverage Ratio (as defined in the Certificate of Designations) would not exceed 8.5-to-1 after giving effect to such dividends, distributions, redemptions, purchases or acquisitions.

Registration Rights Agreement
In connection with the Securities Purchase Agreement, on August 10, 2021, the Company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Purchaser certain registration rights with respect to Common Stock purchased pursuant to the Securities Purchase Agreement and Non-Cash Dividend pursuant to the Certificate of Designations, including customary shelf registration rights and “piggyback” registration rights.

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

Important factors that could cause actual results to differ materially from our expectations include:

•the impacts on our business due to component shortages, disruptions in transportation or other supply chain related constraints including as a result of the COVID-19 pandemic;
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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. In the six months ended June 30, 2021, we derived 99% and 1% of our revenues from customers in the U.S. and rest of the world, respectively.

We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of June 30, 2021, we had 387 full-time employees.

Securities Purchase Agreement

On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of a newly designated Series A Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Perpetual Preferred Stock”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations (as defined below), and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company has agreed to issue and sell to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. The Company intends to use the net proceeds from the Initial Closing to repay all of the outstanding amounts under the Company’s existing revolving credit facility and to prepay at least $100 million under the Company’s term loan and for general corporate purposes. Pursuant to the Securities Purchase Agreement, the Purchaser is entitled to designate one representative (the “Series A Director”) to be appointed to the Company’s board of directors (the “Board”), and to appoint three non-voting observers to the Board, in each case until such time as the Purchaser and its Permitted Transferees (as defined in the Securities Purchase Agreement) no longer beneficially own shares of the Series A Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below).

Dividends

On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Perpetual Preferred Stock either in cash at the then-applicable Cash Regular Dividend Rate, through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate (the “Permitted Accrued Dividends”), or a combination thereof. Folloing the fifth anniversary of the Initial Closing, dividends shall be payable only in cash. To the extent the Comany does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, such dividends shall accrue to the Liquidation Preference (“Default Accrued Dividends”, and together with Permitted Accrued Dividends, “Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holder of the Series A Perpetual Preferred Stock (each a “holder”), will pay 100% of the amount of Default Accrued Dividends by delivering to the Holder a number of shares of Common Stock equal to the quotient of (i) the amount of Default Accrued Dividends) divided by (ii) 95% of the 30-day VWAP of the Common Stock (“Non-Cash Dividend”).
As used herein, “Cash Regular Dividend Rate” with respect to the Series A Perpetual Preferred Stock means (i)
initially, 5.75% per annum on the Liquidation Preference and (ii) increased by (a) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Initial Closing and (b) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Initial Closing. The “Accrued Regular Dividend Rate” with respect to the Series A Perpetual Preferred Stock means 6.25% per annum on the Liquidation Preference.

Additional Closings

Pursuant to the Securities Purchase Agreement, until June 30, 2023, the Company, subject to the terms and conditions set forth therein, shall have the option to require the Purchaser to purchase, in the aggregate, in one or more additional closings (the “Additional Closings”), up to 150,000 shares (the “Delayed Draw Commitment”) of the Series A Perpetual Preferred Stock and up to 3,375,000 shares of Common Stock (or up to 6,100,000 shares of Common Stock in the event of certain price-related adjustments) (subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction) for an aggregate purchase price up to $148 million.

Fees
Until June 30, 2023, the Company will pay the Purchaser a cash commitment premium on the unpurchased portion of Delayed Draw Commitment as follows:
•0% through the six-month anniversary of the Initial Closing;
•1.5% from the six-month anniversary of the Initial Closing through the 12-month anniversary of the initial closing; and
•3.0% from the 12-month anniversary of the Initial Closing through June 30, 2023.

The Company may terminate some or all of the Delayed Draw Commitment, from time to time, at its sole discretion.

Registration Rights Agreement
In connection with the Securities Purchase Agreement, on August [9], 2021, the Company and the Purchaser entered into a Registration Rights Agreement pursuant to which, among other things, the Company granted the Purchaser certain registration rights with respect to Common Stock purchased pursuant to the Securities Purchase Agreement, including customary shelf registration rights and “piggyback” registration rights.

Update on the Impact of COVID-19

With the second wave of the pandemic including follow-on variants of COVID-19, we continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. We expect persistent waves of COVID-19 to remain a headwind into the near future. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material,” as disclosed in Part II, “Item 1A. Risk Factors.”

We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.

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

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 150 as of December 31, 2019 to approximately 177 as of December 31, 2020 and 175 at June 30, 2021, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

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

Contingent Consideration
Contingent consideration consists of the changes in fair value of the earn-out and the Tax Receivable Agreement (“TRA”) entered into with Ron P. Corio, a former indirect stockholder, concurrent with the Acquisition of Array Technologies Patent Holdings Co., LLC (“Patent LLC”) by ATI Investment Parent, LLC (“Former Parent”) Former Parent’s acquisition of Patent LLC.

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

Income Tax Expense
We are subject to federal and state income taxes in the United States. As we expand into foreign markets, we may be subject to foreign tax.

Results of Operations

The following tables set forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2021	2020	$	%	2021	2020	$	%
Revenue	$202,796	$114,916	$87,880	76%	$448,728	$552,634	$(103,906)	(19)%
Cost of revenue	176,009	92,714	83,295	90%	378,083	412,016	(33,933)	(8)%
Gross profit	26,787	22,202	4,585	21%	70,645	140,618	(69,973)	(50)%

Operating expenses
General and administrative	15,113	11,192	3,921	35%	39,786	22,899	16,887	74%
Contingent consideration	(13)	3,430	(3,443)	(100)%	135	2,417	(2,282)	(94)%
Depreciation and amortization	5,981	6,369	(388)	(6)%	11,965	12,743	(778)	(6)%
Total operating expenses	21,081	20,991	90	—%	51,886	38,059	13,827	36%

Income from operations	5,706	1,211	4,495	371%	18,759	102,559	(83,800)	(82)%

Other expense
Other income (expense), net	(122)	(2,242)	2,120	(95)%	(200)	(2,134)	1,934	(91)%
Interest expense	(6,651)	(2,411)	(4,240)	176%	(15,660)	(7,640)	(8,020)	105%
Total other expense	(6,773)	(4,653)	(2,120)	46%	(15,860)	(9,774)	(6,086)	62%
Income (loss) before income tax expense	(1,067)	(3,442)	2,375	(69)%	2,899	92,785	(89,886)	(97)%
Income tax (benefit) expense	(1,050)	(5,834)	4,784	(82)%	29	16,708	(16,679)	(100)%
Net (loss) income	$(17)	$2,392	$(2,409)	(101)%	$2,870	$76,077	$(73,207)	(96)%

Comparison of three months ended June 30, 2021 and 2020

Revenue
Revenue increased by $87.9 million, or 76%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Total MW delivered increased by approximately 74% for the three months ended June 30, 2021 mostly attributable to a higher proportion of our volume occurring in the first quarter of 2020 vs the second quarter of 2020 due to certain customers electing to take deliveries ahead of build schedules to take advantage of the ITC rate before it stepped down in 2020.

Cost of Revenue and Gross Profit
Cost of revenue increased by $83.3 million, or 90%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the increase in the number of MW delivered. Gross profit as a percentage of revenue decreased from 19.3% for the three months ended June 30, 2020 to 13.2% for the three months ended June 30, 2021. The decrease in Gross Profit as a percentage of revenue reflects higher commodity prices and higher logistics costs.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $3.9 million, or 35%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in expense was primarily due to a $2.5 million increase in equity-based compensation due to a mark-to-market of a cash-settled award. The increase in expense also represents additional headcount driven by the growth of the company over the last twelve months.

Contingent Consideration
Contingent consideration expense decreased by $3.4 million, or 100%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to the prior period having a $3.4 million increase in the fair value of contingent consideration for which there is no increase in the current quarter.

Depreciation
Depreciation expense for the three months ended June 30, 2021 was similar to the three months ended June 30, 2020 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the three months ended June 30, 2021 was similar to the three months ended June 30, 2020 as we did not add any significant intangible assets.

Interest Expense
Interest expenses increased by $4.2 million, or 176%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to interest on the higher average balance of our Term Loan Facility and Revolving Facility which were not outstanding during the three months ended June 30, 2020. As of June 30, 2021, we had $429.0 million outstanding under the Term Loan and $102.0 million outstanding under the Revolving Senior Secured Credit Facility. We expect interest expense to be higher for the remainder of 2021 compared to 2020 as a result of the debt outstanding under the Senior Secured Credit Facility along with the amortization of the related discount and issuance costs.

Income Tax Benefit
Income tax benefit decreased by $4.8 million, or 82% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Our effective tax rate was 98.4% for the three months ended June 30, 2021 and 169.5% for the three months ended June 30, 2020. The tax benefit decrease is primarily related to unfavorable non-deductible equity based compensation and Follow-on offering costs for the three months ended June 30, 2021 and a favorable tax benefit related to an NOL carryback as a result of the CARES Act for the three months ended June 30, 2020.

Comparison of the six months ended June 30, 2021 and 2020

Revenue
Revenue decreased by $103.9 million, or 19%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Total MW delivered decreased by approximately 2% for the six months ended June 30, 2021 driven by heavier volume in the first half of 2020 due to certain customers electing to take deliveries ahead of build schedules to take advantage of the ITC, partially offset by lower ASPs in 2021.

Cost of Revenue and Gross Profit
Cost of revenue decreased by $33.9 million, or (8)%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the decrease in the number of MW delivered. Gross profit as a percentage of revenue decreased from 25.4% for the six months ended June 30, 2020 to 15.7% for the six months ended June 30, 2021. The decrease in Gross Profit as percentage of revenue reflects higher commodity and logistics prices.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $16.9 million, or 74%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in expense was primarily due to a $4.1 million recovery of an account receivable that was previously reserved during the six months ended June 30, 2020 for which there was no similar credit in the 2021 period. The increase in general and administrative expense also relates to a $8.7 million expense in the six months ended June 30, 2021 for equity-based compensation with no comparable expense in 2020. Finally, in 2021 we increased our internal headcount leading to higher payroll and related costs, but we were able to partially offset those increases with a reduction in third-party spend related to business process outsourcing, consulting costs, and other professional fees.

Contingent Consideration
Contingent consideration expense decreased by $2.3 million, or 94%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to an increase in the fair value of our Tax Receivable Agreement obligation in the prior year period for which there was no corresponding increase in the current year period.

Depreciation
Depreciation expense for the six months ended June 30, 2021 was similar to the six months ended June 30, 2020 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the six months ended June 30, 2021 was similar to the six months ended June 30, 2020 as we did not add any significant intangible assets.

Interest Expense
Interest expenses increased by $8.0 million, or 105%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to interest on the higher average balance of our Term Loan Facility and Revolving Facility which was not outstanding during six months ended June 30, 2020. As of June 30, 2021, we had $429.0 million outstanding under the Term Loan and $102.0 million outstanding under the Revolving Senior Facility. We expect interest expense to be higher for the remainder of 2021 compared to 2020 as a result of the debt outstanding under the Senior Secured Credit Facility along with the amortization of the related discount and issuance costs.

Income Tax Expense

Income tax expense decreased by $16.7 million, or 100% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Our effective tax rate was 1.0% for six months ended June 30, 2021 and 18.0% for the six months ended June 30, 2020. The reduction in the effective tax rate is primarily related to unfavorable non-deductible equity-based compensation and Follow-on offering costs for the six months ended June 30, 2021, a favorable tax benefit related to an NOL carryback as a result of the CARES Act in the six months ended June 30, 2020, and the level of earnings in each period.

Liquidity and Capital Resources

Historical Cash Flow

The following table compares the historical cash flow (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(134,109)	$(247,900)
Net cash used in investing activities	(13,175)	(265)
Net cash provided by (used in) financing activities	56,525	(75,108)
Net decrease in cash, cash equivalents and restricted cash	$(90,759)	$(323,273)

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, causing us to experience temporary decreased margins and thus decreased cash from operations. We have taken mitigating steps to overcome the economic challenges and, therefore, believe the impact to be temporary, but cannot be certain the timing of when we will achieve better margins. In response to the recent challenging environment, we continuously evaluate our ability to meet our obligations over the next 12 months. We have sufficient financing options available to do so and we expect to have sufficient liquidity to fund current and future commitments.

As of June 30, 2021, our cash and cash equivalents were $17.7 million. Net working capital as of June 30, 2021 was $162.1 million.

As of June 30, 2021, we had outstanding borrowings of $429.0 million and a $200.0 million commitment under our Revolving Credit Facility, of which $102.0 million is outstanding and $87.0 million was available to borrow to fund operations.

Operating Activities
For the six months ended June 30, 2021, cash used in operating activities was $134.1 million primarily due a decrease in deferred revenue of $98.4 million for which we made payments to our suppliers for products that we received the cash for in 2020, but that we did not ship until 2021, an increase in accounts receivable of $33.2 million, an increase in inventories of $20.5 million offset by net income and other add-backs to reconcile to net income.

For the six months ended June 30, 2020 cash used in operating activities was $247.9 million, due to a decrease in deferred revenue of $308.0 million, a decrease in accounts payable of $99.4 million, offset by a decrease in inventory of $42.5 million, a decrease in income tax payable of $35.8 million and net income of $76.1 million.

Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was $13.2 million, primarily attributable to a $12.0 million investment in equity securities.

For the six months ended June 30, 2020, net cash used in investing activities was $0.3 million, due to additions to property, plant and equipment.

Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was $56.5 million, of which $102.0 million was from proceeds under the Revolving Facility, offset by $31.1 million payment on the Term Loan Facility and $6.6 million in fees paid on the Senior Secured Credit Facility and to increase the limit on the Revolving Facility by $50.0 million.

For the six months ended June 30, 2020, net cash used by financing activities was $75.1 million, which was attributable to $57.7 million principal payments on the Term Loan Facility and $21.7 million on the related party loan.

Securities Purchase Agreement
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of a newly designated Series A Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Perpetual Preferred Stock”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations (as defined below), and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company has agreed to issue and sell to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. The Company intends to use the net proceeds from the Initial Closing to repay all of the outstanding amounts under the Company’s existing revolving credit facility and to prepay at least $100 million under the Company’s term loan and for general corporate purposes. Pursuant to the Securities Purchase Agreement, the Purchaser is entitled to designate one representative (the “Series A Director”) to be appointed to the Company’s board of directors (the “Board”), and to appoint three non-voting observers to the Board, in each case until such time as the Purchaser and its Permitted Transferees (as defined in the Securities Purchase Agreement) no longer beneficially own shares of the Series A Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below).

Dividends

On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Perpetual Preferred Stock either in cash at the then-applicable Cash Regular Dividend Rate, through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate (the “Permitted Accrued Dividends”), or a combination thereof. Folloing the fifth anniversary of the Initial Closing, dividends shall be payable only in cash. To the extent the Comany does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, such dividends shall accrue to the Liquidation Preference (“Default Accrued Dividends”, and together with Permitted Accrued Dividends, “Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holder of the Series A Perpetual Preferred Stock (each a “holder”), will pay 100% of the amount of Default Accrued Dividends by delivering to the Holder a number of shares of Common Stock equal to the quotient of (i) the amount of Default Accrued Dividends) divided by (ii) 95% of the 30-day VWAP of the Common Stock (“Non-Cash Dividend”).

As used herein, “Cash Regular Dividend Rate” with respect to the Series A Perpetual Preferred Stock means (i)
initially, 5.75% per annum on the Liquidation Preference and (ii) increased by (a) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Initial Closing and (b) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Initial Closing. The “Accrued Regular Dividend Rate” with respect to the Series A Perpetual Preferred Stock means 6.25% per annum on the Liquidation Preference.

Additional Closings
Pursuant to the Securities Purchase Agreement, until June 30, 2023, the Company, subject to the terms and conditions set forth therein, shall have the option to require the Purchaser to purchase, in the aggregate, in one or more additional closings (the “Additional Closings”), up to 150,000 shares (the “Delayed Draw Commitment”) of the Series A Perpetual Preferred Stock and up to 3,375,000 shares of Common Stock (or up to 6,100,000 shares of Common Stock in the event of certain price-related adjustments) (subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction) for an aggregate purchase price up to $148 million.

Fees
Until June 30, 2023, the Company will pay the Purchaser a cash commitment premium on the unpurchased portion of Delayed Draw Commitment as follows:
•0% through the six-month anniversary of the Initial Closing;
•1.5% from the six-month anniversary of the Initial Closing through the 12-month anniversary of the initial closing; and
•3.0% from the 12-month anniversary of the Initial Closing through June 30, 2023.

The Company may terminate some or all of the Delayed Draw Commitment, from time to time, at its sole discretion.

Registration Rights Agreement
In connection with the Securities Purchase Agreement, on August [9], 2021, the Company and the Purchaser entered into a Registration Rights Agreement pursuant to which, among other things, the Company granted the Purchaser certain registration rights with respect to Common Stock purchased pursuant to the Securities Purchase Agreement, including customary shelf registration rights and “piggyback” registration rights.

Debt Obligations

Senior Secured Credit Facility
On October 14, 2020, we entered into a senior secured credit facility which was amended on February 23, 2021 by the first amendment and on February 26, 2021 by the second amendment. The senior secured facility consisted originally of (i) a $575.0 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150.0 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 23, 2021 we entered into the first amendment (“First Amendment”) to our Senior Secured Credit Facility. The First Amendment, in the case of Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This results in our current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment. On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of June 30, 2021 is 5.01%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021 which could require the Company to make advance principal payments. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $34.0 million at June 30, 2021. As of June 30, 2021, the Term Loan Facility had a balance of $430.0 million. We are in compliance with all covenants as of June 30, 2021.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had $102.0 million outstanding, $11.0 million in standby letters of credit and availability of $87.0 million under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we posted surety bonds in the total amount of approximately $131.0 million. We are required to provide surety bonds to various parties for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.
.

Critical Accounting Policies and Significant Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions.

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

As of June 30, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses that existed in our internal control over financial reporting as described below. These material weaknesses related to our inventory cut-off, specifically due to lack of sufficient systems.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Colin Mitchell, Nextracker, Inc., Flextronics International U.S.A., Inc., Marco Garcia, Daniel S. Shugar, and Scott Graybeal (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. Defendant Mitchell was formerly an employee of the Company, but was hired by Nextracker in violation of his non-compete agreement, and he shared with Nextracker and the other defendants certain of Array’s trade secrets and confidential information in violation of his legal obligations. Defendants filed their answer to the amended complaint on February 5, 2018 denying the allegations, but did not assert any counterclaims against Array. The case has been vigorously litigated through the close of fact discovery and expert discovery. As of September 1, 2020, the court has ruled on a number of motions, including a dismissal of the Defendants’ unclean hands defense and granting partial summary judgment in favor of Array for breach of contract. As of June 30, 2021, the Court has denied in every material aspect the motion for summary judgment filed by the Defendants. The Court denied, without prejudice, a motion for sanctions filed by Array. The Court has set trial for July 18, 2022.

On May 14, 2021, a putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The Plymouth Action alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. Lead plaintiff motions were filed on July 13, 2021, and the Court is expected to appoint a lead plaintiff by August 12, 2021. The Court has not yet set a schedule for the filing of an amended complaint or defendants’ anticipated motion to dismiss.

On June 30, 2021, a second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933 alleging misstatements and/or omissions in certain of the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. On July 6, 2021, the Court entered an order, based on the record before the Court, that this action was in all material respects substantially similar to the Plymouth Action and both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court consolidated this action with the Plymouth Action for all pretrial purposes, ordered all filings in connection with this Action to be made in the Plymouth Action, and removed this action from the docket.

On July 16, 2021, a verified derivative complaint was filed against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934. On July 21, 2021, the Court entered an order, based on the record before the Court, that this action was in all material respects substantially similar to the Plymouth Action and both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court consolidated this action with the Plymouth Action for all pretrial purposes, ordered all filings in connection with this Action to be made in the Plymouth Action, and removed this action from the docket.

On July 30, 2021, a second and related verified derivative complaint was filed against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. The Court has not yet entered an order consolidating this case with the Plymouth case.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2

Number		Exhibit Description	Form	Date	No.
31.1*	–	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	–	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	–	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	–	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Jim Fusaro	Date:	August 11, 2021
Jim Fusaro
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	August 11, 2021
Nipul Patel
Chief Financial Officer