Form 10-Q
period 2021-09-30
Array Technologies, Inc.
filed 2021-11-12
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 5, 2021, there were 135,026,940 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$116,391	$108,441
Accounts receivable, net	177,462	118,694
Inventories, net	173,126	118,459
Income tax receivables	6,453	17,158
Prepaid expenses and other	18,193	12,423
Total current assets	491,625	375,175
Property, plant and equipment, net	10,202	9,774
Goodwill	69,727	69,727
Other intangible assets, net	180,630	198,260
Other assets	24,405	3,088
Total assets	$776,589	$656,024

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
Accounts payable	$84,703	$82,755
Accounts payable - related party	610	2,232
Accrued expenses and other	31,256	29,164
Accrued warranty reserve	3,025	3,049
Income tax payable	629	8,814
Deferred revenue	81,347	149,821
Current portion of contingent consideration	2,168	8,955
Current portion of term loan	4,300	4,313
Other current liabilities	6,457	—
Total current liabilities	214,495	289,103
Long-term liabilities
Deferred tax liability	6,583	13,114
Contingent consideration, net of current portion	10,784	10,736
Other long-term liabilities	2,953	—
Long-term debt, net of current portion, debt discount and issuance costs	299,212	423,970
Total long-term liabilities	319,532	447,820
Total liabilities	534,027	736,923
Commitments and contingencies (Note 13)

	September 30, 2021	December 31, 2020
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 350,000 and none issued as of September 30, 2021 and December 31, 2020; liquidation preference of $352.8 million and zero at September 30, 2021 and December 31, 2020	235,278	—
Stockholders’ equity/(deficit)
Preferred stock of $0.001 par value - 4,500,000 shares authorized; zero issued as of September 30, 2021 and December 31, 2020	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 134,869,467 and 126,994,467 shares issued as of September 30, 2021 and December 31, 2020	135	127
Additional paid-in capital	251,330	140,473
Accumulated deficit	(244,181)	(221,499)
Total stockholders’ equity/(deficit)	7,284	(80,899)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity/(deficit)	$776,589	$656,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$192,068	$139,462	$640,796	$692,096
Cost of revenue	182,789	112,731	560,872	524,747
Gross profit	9,279	26,731	79,924	167,349

Operating expenses
General and administrative	18,493	11,873	58,279	34,772
Contingent consideration	936	13,591	1,071	16,008
Depreciation and amortization	5,984	6,374	17,949	19,117
Total operating expenses	25,413	31,838	77,299	69,897

Income (loss) from operations	(16,134)	(5,107)	2,625	97,452

Other expense
Other expense, net	(297)	(29)	(497)	(2,163)
Interest expense	(13,109)	(673)	(28,769)	(8,313)
Total other expense	(13,406)	(702)	(29,266)	(10,476)
Income (loss) before income tax expense (benefit)	(29,540)	(5,809)	(26,641)	86,976
Income tax expense (benefit)	(3,988)	1,423	(3,959)	18,131
Net income (loss)	$(25,552)	$(7,232)	$(22,682)	$68,845
Preferred dividends and accretion	(5,479)	—	(5,479)	—
Net income (loss) to common shareholders	$(31,031)	$(7,232)	$(28,161)	$68,845
Earnings (loss) per share
Basic	$(0.24)	$(0.06)	$(0.22)	$0.57
Diluted	$(0.24)	$(0.06)	$(0.22)	$0.57
Weighted average number of shares
Basic	130,955	119,994	128,315	119,994
Diluted	130,955	119,994	128,315	119,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member’s Equity/Redeemable Perpetual Preferred Stock and Stockholders’ Equity/(Deficit)
(unaudited)
(in thousands)

For the Three Months Ended September 30, 2021

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity/(Deficit)
Balance, June 30, 2021	—	$—	—	$—	126,994	127	149,893	(218,629)	$(68,609)
Equity-based compensation	—	—	—	—	—	—	2,160	—	2,160
Issuance of Series A Preferred, net of fees	350	229,799	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	104,764
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—	(5,479)
Net loss	—	—	—	—	—	—	—	(25,552)	(25,552)
Balance, September 30, 2021	350	$235,278	—	$—	134,869	$135	$251,330	$(244,181)	$7,284

For the Three Months Ended September 30, 2020

	Units (*)	Total Members’ Equity
Balance, June 30, 2020	1	$383,639
Equity-based compensation	—	853
Net loss	—	(7,232)
Balance, September 30, 2020	1	$377,260
(*) See note 2 - Summary of Significant Accounting Policies - corporate conversion and stock split.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Member’s Equity/Redeemable Perpetual Preferred Stock and Stockholders’ Equity/(Deficit) (continued)
(unaudited)
(in thousands)

For the Nine Months Ended September 30, 2021

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2020	—	$—	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity-based compensation	—	—	—	—	—	—	11,580	—	11,580
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	104,764
Issuance of Series A Preferred net of fees	350	229,799	—	—	—	—	—	—	—
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—	(5,479)
Net loss	—	—	—	—	—	—	—	(22,682)	(22,682)
Balance, September 30, 2021	350	$235,278	—	$—	134,869	$135	$251,330	$(244,181)	$7,284

For the Nine Months Ended September 30, 2020

	Units (*)	Total Members’ Equity
Balance, December 31, 2019	1	$305,151
Equity-based compensation	—	3,264
Net income	—	68,845
Balance, September 30, 2020	1	$377,260
(*) See note 2 - Summary of Significant Accounting Policies - corporate conversion and stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities
Net income (loss)	$(22,682)	$68,845
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for (recovery of) bad debts	(574)	493
Deferred tax benefit	(6,531)	(3,666)
Depreciation and amortization	19,454	20,587
Amortization of debt discount and issuance costs	13,653	2,160
Interest paid-in-kind	—	3,421
Equity-based compensation	11,706	3,264
Contingent consideration	1,071	16,008
Warranty provision	305	633
Provision for inventory obsolescence	654	2,517
Changes in operating assets and liabilities
Accounts receivable	(58,194)	(22,340)
Inventories	(55,321)	48,992
Income tax receivables	10,705	(15,890)
Prepaid expenses and other	(5,770)	7,222
Accounts payable	1,948	(82,284)
Accounts payable - related party	(1,622)	(3,690)
Accrued expenses and other	1,683	4,644
Income tax payable	(8,185)	6,584
Lease liabilities	337	—
Deferred revenue	(68,474)	(284,000)
Net cash used in operating activities	(165,837)	(226,500)
Cash flows used in investing activities
Purchase of property, plant and equipment	(2,252)	(610)
Investment in equity security	(11,975)	—
Net cash used in investing activities	(14,227)	(610)
Cash flows from financing activities
Proceeds from revolving credit facility	102,000	32
Principal payments on term loan facility	(132,150)	(57,702)
Proceeds from Series A issuance	224,987	—
Proceeds from common stock issuance	120,645	—
Series A equity issuance costs	(7,195)	—
Common stock issuance costs	(3,873)	—
Payments on revolving credit facility	(102,000)	—
Payments on related party loans	—	(45,558)
Contingent consideration	(7,810)	—
Deferred offering costs	—	(3,775)

Debt issuance costs	(6,590)	—
Net cash provided by (used in) financing activities	188,014	(107,003)
Net change in cash and cash equivalents	7,950	(334,113)
Cash and cash equivalents, beginning of period	108,441	361,257
Cash and cash equivalents, end of period	$116,391	$27,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”) formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiary, ATI Investment Holdings, Inc. (“ATI Investment”) owns one subsidiary through which it conducts substantially all operations; Array Tech, Inc. (collectively “AT”).

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. For companies that are not emerging growth companies (“EGCs”), the ASU was effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company early adopted the new standard using the modified retrospective method by recording a right-of-use asset of $13.2 million, short-term portion of lease liabilities of $6.3 million and long-term portion of lease liabilities of $7.2 million as of the effective date. Prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The adoption did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. See Note 15, Leases, for further information and disclosures related to the adoption of this standard.

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

The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Equity-Based Compensation

On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. Under the 2020 Plan, the Company may grant (i) restricted stock units (RSU’s) to its employees and non-employee directors in connection with their service on the board of directors, and (ii) performance stock units (“PSUs”) to certain of its executive officers and members of management. The PSUs contain performance and market conditions. The RSUs are valued at the closing stock price on the date of grant and recognized on a straight-line basis over vesting term. The PSU grants are valued using the Monte Carlo simulation method and the assigned fair value on grant date will be recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather will be estimated quarterly, and the Company will true-up the expense recognition accordingly upon any probability to vest revision. The Company accounts for forfeitures as they occur.

In the case of Class B units (the “Class B Units”) and Class C units (the “Class C Units” and, together with the Class B Units, the “Units”) of Former Parent granted to certain employees and directors of the Company, the determination of the fair value of equity awards issued to employees of the Company was based upon the underlying share price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Class B Units fully vested upon the completion of the Company’s follow-on offering of its common stock in March 2021 (the “2021 Follow-on Offering”) as it was considered a sale of Former Parent and the Company recognized expense of $8.9 million.

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Preferred Stock issued in connection with the Securities Purchase Agreement as described in Note 9 is classified as temporary equity in the accompanying condensed consolidated financial statements. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Series A Redeemable Perpetual Preferred Stock to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Redeemable Perpetual Preferred Stock on the Company’s condensed consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes.

New Accounting Standards
To be adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for EGCs for the fiscal year beginning after December 15, 2022, or December 15, 2021 if we were to lose EGC status in 2021. The Company will continue to assess the possible impact of this standard, but currently does not expect the adoption of this standard will have a significant impact on its consolidated financial statements and its limited history of bad debt expense relating to trade accounts receivable.

3.    Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$73,514	$39,051
Finished goods	106,690	85,833
Reserve for excess or obsolete inventory	(7,078)	(6,425)
Total	$173,126	$118,459

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)	September 30,	December 31,
		2021	2020
Land	N/A	$1,340	$1,340
Buildings and land improvements	15-39	2,486	2,486
Manufacturing equipment	7	13,791	13,261
Furniture, fixtures and equipment	5-7	477	443
Vehicles	5	161	140
Hardware and software	3-5	1,603	887
Machinery in progress		951	—
Total		20,809	18,557
Less: accumulated depreciation		(10,607)	(8,783)
Property, plant and equipment, net		$10,202	$9,774

Depreciation expense was $0.6 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, of which $0.5 million and $0.5 million, respectively, has been allocated to cost of revenue and $0.1 million and $0.1 million, respectively, is included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020.

Depreciation expense was $1.8 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively, of which $1.5 million and $1.5 million, respectively, has been allocated to cost of revenue and $0.3 million and $0.3 million, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations for the nine months ended September 30, 2021 and 2020.

5.    Goodwill and Other Intangible Assets

Goodwill

Goodwill relates to Former Parent’s acquisition of AT (the “Acquisition”) in 2016. As of July 8, 2016 (the “Acquisition Date”), goodwill was $121.6 million. As of September 30, 2021 and December 31, 2020 goodwill totaled $69.7 million, net of accumulated impairment of $51.9 million and is not deductible for tax purposes.

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)	September 30,	December 31,
		2021	2020
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationships	10	89,500	89,500
Internal-use software modification	2.5	4,356	4,356
Total amortizable intangibles		297,656	297,656

Accumulated amortization:
Developed technology		76,151	65,233
Customer relationships		46,819	40,107
Internal-use software modification costs		4,356	4,356
Total accumulated amortization		127,326	109,696
Total amortizable intangibles, net		170,330	187,960

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$180,630	$198,260

Amortization expense related to intangible assets amounted to $5.9 million for the three months ended September 30, 2021 and 2020, and $17.6 million for the nine months ended September 30, 2021 and 2020, respectively.

6.    Investment in Equity Security

The Company made a $10.0 million and $2.0 million investment in preferred stock of a private company in February 2021 and April 2021, respectively. The investment is accounted for in accordance with ASC 321 at its cost less any impairment. The investment balance as of September 30, 2021 is $12.0 million and is recorded in other assets on the condensed consolidated balance sheet. There is no impairment recorded for the three and nine months ended September 30, 2021.

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

The Company recorded income tax expense (benefit) of $(4.0) million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and income tax expense (benefit) of $(4.0) million and $18.1 million for the nine months ended September 30, 2021 and 2020. The tax benefit in the three months ended September 30, 2021 is unfavorably impacted by non-deductible amounts for equity-based compensation and Follow-on Offering costs. The tax benefit in the three months ended September 30, 2020 was favorably impacted by a tax benefit related to an NOL carryback as a result of the CARES Act. The tax benefit in the nine months ended September 30, 2021 was unfavorably impacted by non-deductible amounts for equity-based compensation and Follow-on Offering costs. The tax expense in the nine months ended September 30, 2020 was favorably impacted by a tax benefit related to an NOL carryback as a result of the CARES Act.

For the three and nine ended September 30, 2021 and 2020, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

8.    Long-Term Debt

	September 30,	December 31,
	2021	2020
Term loan facility	$327,850	$460,000
Revolving credit facility	—	—
	327,850	460,000
Less discount and issuance costs	(24,338)	(31,717)
Long term debt, net of debt discount and issuance costs	303,512	428,283
Less current portion of long-term debt	(4,300)	(4,313)
Long-term debt, net of current portion, debt discount and issuance costs	$299,212	$423,970

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility consisting of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). As of September 30, 2021, the Term Loan Facility had a balance of $327.9 million. On August 11, 2021, in connection with the sale of the Series A, the Company used the proceeds to repay $100.0 million of the outstanding Term Loan Facility and $102.0 million of the Revolving Credit Facility. On February 23, 2021 the Company entered into the First Amendment (“First Amendment”) to its Senior Secured Credit Facility. The First Amendment, in the case of the Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This resulted in the current rate on the Term Loan Facility of 3.75%. On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets net of debt discount and issuance costs of $24.3 million at September 30, 2021. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of September 30, 2021 is 5.01%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula does not result in requiring the Company to make any advance principal payments for the year ended December 31, 2021.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had a zero outstanding balance, $14.5 million in standby letters of credit and availability of $185.5 million as of September 30, 2021.

9.    Redeemable Perpetual Preferred

Series A Redeemable Perpetual Preferred
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which on August 11, 2021, the Company issued and sold to certain investors (the Purchasers”) 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock” or “Series A”), and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. The Company used net proceeds from the Initial Closing to repay all of the outstanding amounts under the Company’s existing revolving credit facility and prepaid $100 million under the Company’s term loan and for general corporate purposes. The Purchaser is entitled to designate one representative to be appointed to the Company’s board of directors, and to appoint three non-voting observers to the Board, in each case until such time as the Purchaser no longer beneficially own shares of the Series A Redeemable Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below). The Series A have no maturity date.

Additional Closings
The Securities Purchase Agreement gives the Company the option to require the Purchaser to purchase, in one or more additional closings, up to 150,000 shares, until June 30, 2023, of the Series A Redeemable Perpetual Preferred Stock and up to 3,375,000 shares of Common Stock (or up to 6,100,000 shares of Common Stock in the event of certain price-related adjustments) (subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction) for an aggregate purchase price up to $148 million. This represents a committed financing put right with an initial fair value of $12.4 million.

The Series A preferred stock was recorded as temporary equity, net of issuance costs, on the condensed consolidated balance sheets as it has redemption features upon certain triggering events that are outside the Company’s control, such as a fundamental change. The net proceeds of the Series A offering of $334.6 million have been allocated on the balance sheet by each instruments relative fair values, net of fees, to the Series A Redeemable Perpetual Preferred Stock of $229.8 million, Common Stock of $105.4 million, a debit to additional paid-in capital of $12.4 million for the committed financing put right and $11.7 million for a prepaid forward contract on the issuance of 776,235 shares of Common Stock which was settled on September 27, 2021.

Dividends
On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Redeemable Perpetual Preferred Stock either in cash at the then-applicable Cash Regular Dividend Rate (as defined below), through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25% (the “Permitted Accrued Dividends”), or a combination thereof. Following the fifth anniversary of the Initial Closing, dividends shall be payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holder of the Series A Redeemable Perpetual Preferred Stock (each a “Holder”), will pay 100% of the amount of Default Accrued Dividends by delivering to the Holder a number of shares of

Common Stock equal to the quotient of (i) the amount of Default Accrued Dividends) divided by (ii) 95% of the 30-day VWAP of the Common Stock (“Non-Cash Dividend”).
The “Cash Regular Dividend Rate” of the Series A Redeemable Perpetual Preferred Stock means (i) initially, 5.75% per annum on the Liquidation Preference and (ii) increased by (a) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Initial Closing and (b) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Initial Closing. The “Accrued Regular Dividend Rate” on the Series A Redeemable Perpetual Preferred Stock means 6.25% per annum on the Liquidation Preference.

The Series A preferred stock have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A preferred stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series A preferred stock by a corresponding amount. The discount of $120.2 million is therefore being amortized over five years using the effective yield method. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Series A preferred stock.

The Company has presented the Series A Redeemable Perpetual Preferred Stock in temporary equity and is accreting the discount on the increasing rate dividends using the effective interest method. Such accretion totaled $2.7 million for the three and nine months ended September 30, 2021.

The Company accreted to the carrying value of the Series A Preferred the regular cash rate of dividends of 5.75%, or $2.8 million in dividends for the three and nine months ended September 30, 2021.

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

Customary Covenants
The Securities Purchase Agreement, Certificate of Designations and Registration Rights Agreement (as defined below) contain other customary covenants and agreements, including certain standstill provisions and customary preemptive rights. The Delayed Draw Commitment is subject to certain customary anti-dilution adjustments provided under the Securities Purchase Agreement and Certificate of Designations, including for stock splits, reclassifications, combinations and dividends or distributions made by the Company on the Common Stock.

Transfer Restrictions
After the Initial Closing, subject to certain customary exceptions including transfers to Permitted Transferees (as defined in the Securities Purchase Agreement), the Purchaser will be restricted from transferring the Series

A Redeemable Perpetual Preferred Stock and Common Stock until the one-year anniversary of the Initial Closing.

Ranking and Liquidation Preference
The Series A Redeemable Perpetual Preferred Stock ranks senior to the Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (a “Liquidation”). Upon a Liquidation, each share of Series A Redeemable Perpetual Preferred Stock would be entitled to receive an amount per share (the “Liquidation, Redemption or Repurchase Amount”) equal to the greater of (i) the Liquidation Preference of such share, plus all accrued and unpaid dividends (including any Accrued Dividends) thereon and (ii) an amount in cash equal to the sum of (a) 130.0% of the Initial Liquidation Preference (as defined below) of such share, minus (b) the cumulative amount of cash dividends paid in respect of such share prior to such payment. As used herein, “Liquidation Preference” means, with respect to any share of the Series A Redeemable Perpetual Preferred Stock, the initial liquidation preference of $1,000 per share (the “Initial Liquidation Preference”) plus any Accrued Dividends of such share as of the time of determination.

Redemption Rights
The Company may redeem all or any portion of the Series A Redeemable Perpetual Preferred Stock (in increments of not less than $200 million based on the Liquidation Preference of such shares of Series A Redeemable Perpetual Preferred Stock to be redeemed at such time (or such lesser amount to the extent the Company chooses to redeem all of the outstanding shares of Series A Redeemable Perpetual Preferred Stock)) for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount. Upon a “Fundamental Change” (involving a change of control, bankruptcy, insolvency or liquidation of the Company as further described in the Certificate of Designations), each Holder shall have the right to require the Company to redeem all or any part of the Holder’s Series A Redeemable Perpetual Preferred Stock for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount.

Voting and Consent Rights
Each Holder of Series A Redeemable Perpetual Preferred Stock will have one vote per share on any matter on which Holders of Series A Redeemable Perpetual Preferred Stock are entitled to vote separately as a class (as described below), whether at a meeting or by written consent. The Holders of shares of Series A Redeemable Perpetual Preferred Stock do not otherwise have any voting rights. The consent of the Holders of a majority of the outstanding shares of Series A Redeemable Perpetual Preferred Stock will be required for so long as the Threshold Amount remains outstanding for (i) amendments to the Company’s organizational documents that have an adverse effect on the Holders, (ii) issuances by the Company of securities that are senior to, or equal in priority with, the Series A Redeemable Perpetual Preferred Stock, (iii) entrance into, or amendments to, transactions with affiliates of the Company, (iv) incurrence by the Company of indebtedness, unless the Consolidated Total Leverage Ratio (as defined in the Certificate of Designations) would not exceed 8.5-to-1 after giving effect to such incurrence (other than drawdowns by the Company under the Company’s current Revolving Credit Facility) or (v) any payment of dividends or making of distributions on equity securities of the Company ranking junior to the Series A Redeemable Perpetual Preferred Stock or redemptions, purchases or direct or indirect acquisitions of such equity securities ranking junior to or parity with the Series A Redeemable Perpetual Preferred Stock by the Company, unless the Consolidated Total Leverage Ratio (as defined in the Certificate of Designations) would not exceed 8.5-to-1 after giving effect to such dividends, distributions, redemptions, purchases or acquisitions.

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

10.    Related Party Loan

The Company had a senior secured promissory note, as amended, with a unit holder of Former Parent that had a balance, net of debt discount and issuance costs as of June 30, 2020 of $41.8 million for which the Company paid off the balance on July 31, 2020 to settle the obligation with respect to the Senior Secured Loan. The Company paid interest expense for the three and nine months ended September 30, 2020 of $0.3 million and $3.8 million, which consisted of cash interest, PIK interest and amortization of the debt discount. The note was no longer outstanding as of June 30, 2021 and had no balance or interest expense for the three months ended September 30, 2021.

11.    Revenue

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Over-time revenue	$169,753	$112,329	$591,117	$620,447
Point in time revenue	22,315	27,133	49,679	71,649
Total revenue	$192,068	$139,462	$640,796	$692,096

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e. unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. Contract assets consisting of unbilled receivables are recorded within accounts receivable on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Unbilled receivables	$61,108	$18,073

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

	September 30, 2021	December 31, 2020
Deferred revenue	$81,347	$149,821

During the nine months ended September 30, 2021, the Company converted $149.8 million deferred revenue to revenue which represented 100.0% of the prior years deferred revenue balance.

Remaining Performance Obligations
As of September 30, 2021, the Company had $591.0 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

12.    Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net (loss) income	$(25,552)	$(7,232)	$(22,682)	$68,845
Preferred dividends and accretion	(5,479)		(5,479)	—
Net income (loss) to common shareholders	$(31,031)	$(7,232)	$(28,161)	$68,845
Basic:
Weighted-average shares	130,955	119,994	128,315	119,994
Earnings (loss) per share	$(0.24)	$(0.06)	$(0.22)	$0.57
Diluted:
Weighted-average shares	130,955	119,994	128,315	119,994
Equity compensation dilutive securities	—	—	—	—
Weighted average dilutive shares	130,955	119,994	128,315	119,994
Earnings (loss) per share	$(0.24)	$(0.06)	$(0.22)	$0.57

Potentially dilutive common shares issuable pursuant to equity-based awards were not included for the three months ended September 30, 2021 as their potential effect was anti-dilutive as the Company generated a net loss.

13.    Commitments and Contingencies

Litigation
The Company, in the normal course of business, is subject to claims and litigation. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss.

On May 14, 2021, a putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The Plymouth Action alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. The Court appointed the Array Institutional Investor Group as lead plaintiff and the deadline for an amended complaint is November 19, 2021.

On June 30, 2021, a second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933 (“Keippel Action”). The Keippel Action similarly alleged misstatements and/or omissions in certain of the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. On July 6, 2021, the Court entered an order that the Keippel Action was in all material respects substantially similar to the Plymouth Action that both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court accordingly consolidated the Keippel Action with the Plymouth Action for all pretrial purposes and, ordered all filings to be made in the Plymouth Action.

On July 16, 2021, a verified derivative complaint was filed against certain officers and directors of the Company (“First Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934. On August 24, 2021, the case was consolidated with the Second Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

On July 30, 2021, a second and related verified derivative complaint was filed against certain officers and directors of the Company (“Second Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second Derivative Action was consolidated with the First Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

On September 21, 2021, the Court appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiff in the Plymouth Action. The deadline for the lead plaintiff to file an amended complaint in the Plymouth action is November 19, 2021

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of September 30, 2021.

Contingent Consideration

Taxes Receivable Agreement
Concurrent with the Acquisition, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into a Taxes Receivable Agreement (“TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the accompanying condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the fair value of the TRA was $13.0 million and $19.7 million, respectively.

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

The following table summarizes the liability related to the estimated contingent consideration (in thousands):

	TRA	Earn-Out Liability	Contingent Consideration
Balance, June 30, 2021	$12,016	$—	$12,016
Payments	—	—	—
Fair value adjustment	936	—	936
Balance, September 30, 2021	$12,952	$—	$12,952

Balance, June 30, 2020	$18,845	$1,822	$20,667
Fair value adjustment	(521)	14,112	13,591
Balance, September 30, 2020	$18,324	$15,934	$34,258
0

	TRA	Earn-Out Liability	Contingent Consideration
Balance, December 31, 2020	$19,691	$—	$19,691
Payments	(7,810)	—	(7,810)
Fair value adjustment	1,071	—	1,071
Balance, September 30, 2021	$12,952	$—	$12,952

Balance, December 31, 2019	$17,808	$442	$18,250
Fair value adjustment	516	15,492	16,008
Balance, September 30, 2020	$18,324	$15,934	$34,258

The TRA and earn-out liabilities require significant judgment and are classified as Level 3 in the fair value hierarchy.

14.    Equity-Based Compensation

Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Plan became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

In the nine months ended September 30, 2021, the Company granted an aggregate of 605,319 RSUs to employees and board of director members and 177,472 Performance Stock Units (PSUs) to certain executives. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (TSR) compared to a certain Index which modifies the number of PSUs that vest.

Activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSU
Unvested, December 31, 2020	500,006	$22.00
Granted	605,319	$23.77
Vested	—	—
Forfeited	(61,817)	$26.33
Unvested, September 30, 2021	1,043,508	$22.77
PSU	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—
Granted	177,472	$28.25
Vested	—	—
Forfeited	(17,460)	$30.74
Unvested, September 30, 2021	160,012	$27.98

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

On March 23, 2021, in connection with the closing of the 2021 Follow-on Offering, all of the outstanding Class B Units of Former Parent were immediately vested per the terms of the equity awards, resulting in the Company accelerating the recognition of expense of $8.9 million.

For the three and nine months ended September 30, 2021, the Company recognized $2.2 million and $14.3 million in equity-based compensation, respectively. For the three and nine months ended September 30, 2020, the Company recognized $0.9 million and $3.3 million in equity-based compensation, respectively. As of September 30, 2021, the Company had $18.4 million of unrecognized compensation costs which is expected to be recognized over a period of 2.3 years. There were 18,772 and 79,277 forfeitures during the three and nine months ended September 30, 2021 and no forfeitures during the three and nine month ended September 30, 2020.

15.    Leases

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

The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	(*)	September 30, 2021
ROU Asset	Other assets	$9,008

Lease liability, current portion	Other current liabilities	$6,447
Lease liability, long-term portion	Other long-term liabilities	2,817
Total lease liability		$9,264
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

The details of the Company’s operating leases are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating lease expense	$1,651	$4,955
Variable lease expense	27	79
Short-term lease expense	—
Total lease expense	$1,678	$5,034

The following table presents the maturities of lease liabilities as of September 30, 2021 (in thousands):

Fiscal year ending September 30,	Operating Leases
2021	$1,868
2022	6,071
2023	896
2024	794
2025	19
Thereafter	—
Total lease payments	9,648
Less: Imputed lease interest	(384)
Total lease liabilities	$9,264

The following table represents future minimum lease obligations under non-cancelable operating leases as of December 31, 2020 (in thousands):

Fiscal year ending December 31,	Operating Leases
2021	$6,663
2022	6,073
2023	893
2024	791
2025	15
Thereafter	—
Total	$14,435

The Company’s weighted-average remaining lease-term and weighted-average discount rate are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Weighted average remaining lease-term	1.7 years	1.7 years
Weighted average discount rate	5%	5%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating cash flows from operating leases	$1,465	$4,794

As of January 1, 2021
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$13,464

16.    Related Party Transactions

Accounts Payable-Related Party
The Company had $0.6 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively, of accounts payable-related party with the former shareholders of Array. The payables relate to a federal tax refund related to the pre-Acquisition periods, restricted cash at Acquisition Date which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-Acquisition period for which the seller provided the Company with indemnification.

Related Party Loan - see Note 10

Contingent Consideration - see Note 13

17.    Subsequent Events

On November 11, 2021, the Company entered into a definitive agreement with Amixa Capital, S.L. and Aurica Trackers, S.L. to acquire 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L. and its subsidiaries (collectively, “STI”), for a purchase price of €579.0 million ($662.7 million at current exchange rates), €228.0 million ($264.0 million at current exchange rates), of which will be paid at closing in common stock of the Company with the remaining €351.0 million in cash ($401.7 million at current exchange rates) to be paid in cash. The purchase price will be increased by the amount that is four times the audited Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the target less €47.0 million ($53.5 million at current exchange rates), such that the amount of contingent consideration is subject to a cap of €55.0 million ($63.0 million at current exchange rates).

The transaction is expected to close in the first quarter of 2022, following receipt of required regulatory approvals and satisfaction of other customary closing conditions.

Bridge Loan Commitment
In connection with the entry into the Purchase Agreement, the Company entered into a debt commitment letter dated November 11, 2021 pursuant to which third party financial institutions have committed, subject to the satisfaction of standard conditions, to provide the Company with a bridge loan facility in aggregate principal amount of up to $300 million. The Company currently intends to finance the transaction and related fees and expenses with cash on hand, borrowings under its senior credit facilities and through one or more debt capital markets transactions, subject to market conditions and other factors, and, only to the extent necessary, borrowings under the bridge loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2020, 2019 and 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies and Significant Judgements and Estimates, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, (the “SEC”), on March 10, 2021. Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
•we face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our manufacturing and operations; and
•certain provisions in our certificate of incorporation and our bylaws may delay or prevent a change of control;
•difficulties related to the integration of the Company and STI as a result of the Acquisition; and
•the effect of the acquisition on our relationships with customers, employees, regulators or suppliers.

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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. In the nine months ended September 30, 2021, we derived 99% and 1% of our revenues from customers in the U.S. and rest of the world, respectively.

We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of September 30, 2021, we had 387 full-time employees.

Recent Developments

Acquisition of STI

On November 11, 2021, the Company entered into a definitive agreement with Amixa Capital, S.L. and Aurica Trackers, S.L. to acquire 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L. and its subsidiaries (collectively, “STI”), for a purchase price of €579.0 million ($662.7 million at current exchange rates), €228.0 million ($264.0 million at current exchange rates), of which will be paid at closing in common stock of the Company with the remaining €351.0 million in cash ($401.7 million at current exchange rates) to be paid in cash. The purchase price will be increased by the amount that is four times the audited Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the target less €47.0 million ($53.5 million at current exchange rates), such that the amount of contingent consideration is subject to a cap of €55.0 million ($63.0 million at current exchange rates).

The transaction is expected to close in the first quarter of 2022, following receipt of required regulatory approvals and satisfaction of other customary closing conditions.

In connection with the entry into the Purchase Agreement, the Company entered into a debt commitment letter dated November 10, 2021 pursuant to which third party financial institutions have committed, subject to the satisfaction of standard conditions, to provide the Company with a bridge loan facility in aggregate principal amount of up to $300 million. The Company currently intends to finance the transaction and related fees and expenses with cash on hand, borrowings under its senior credit facilities, proceeds from our option to require the holders of our Series A Perpetual Preferred Stock (the “Preferred Shares”) to purchase additional Preferred Shares, and through one or more debt capital markets transactions, subject to market conditions and other factors, and, only to the extent necessary, borrowings under the bridge loan facility.

Series A Perpetual Preferred Stock

On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of a newly designated Series A Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, the Company has issue and sold to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776 on September 27, 2021. For more information related to the Series A Redeemable Perpetual Preferred Stock, see Note 9, Redeemable Perpetual Preferred, to the accompanying unaudited condensed consolidated financial statements.

Update on the Impact of COVID-19

With the second wave of the pandemic including variants of COVID-19, we continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. We expect persistent waves of COVID-19 to remain a headwind into the near future. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material,” as disclosed in Part II, “Item 1A. Risk Factors.”

We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources will be adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products from year to year is megawatts (“MWs”) shipped generally and the change in MW shipped from period to period specifically. MWs are measured for each individual project and calculated based on the expected output of that project once installed and fully operational.

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

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 150 as of December 31, 2019 to approximately 177 as of December 31, 2020 and 193 at September 30, 2021, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

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

Contingent Consideration
Contingent consideration consists of the changes in fair value of the earn-out and the Taxes Receivable Agreement (“TRA”) entered into with Ron P. Corio, a former indirect stockholder, concurrent with the

Acquisition of Array Technologies Patent Holdings Co., LLC (“Patent LLC”) by ATI Investment Parent, LLC (“Former Parent”) Former Parent’s acquisition of Patent LLC.

The earn-out liability was recorded at fair value as of July 8, 2016 (the “Acquisition Date”), and subsequent changes in the fair value are recognized in earnings. Fair value of the earn-out liability is measured based upon the expected return of investment of Former Parent, among other things. Cash payments related to the earn-out liability are required to be evaluated upon the occurrence of certain events, including the consummation of an initial public offering; the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Former Parent held by Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P. and Oaktree ATI Investors, L.P. to a third party; the sale of equity securities or assets of Former Parent, ATI Investment Sub, Inc. (“Investment Sub”) or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, Investment Sub, or the Company. Our initial public offering of common stock (“IPO”), the cash distribution of $589 million that we paid to ATI Investment Parent, LLC upon the closing of our IPO and our Follow-on Offering of common stock in December 2020 (the “2020 Follow-on Offering”) required the Company to make a cash payment of $9.1 million in October 2020 and $15.9 million in December 2020. As a result of these payments our earn-out liability has been paid in full.

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

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility and our Senior ABL Facility, interest on the Senior Secured Promissory Note, and interest on our term loan facility under the term loan agreement with Jefferies Finance LLC, dated June 23, 2016, (the “Prior Term Loan Facility”), which was fully repaid on February 2, 2020.

Income Tax Expense
We are subject to federal and state income taxes in the United States. As we expand into foreign markets, we may be subject to foreign tax.

Results of Operations

The following tables set forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2021	2020	$	%	2021	2020	$	%
Revenue	$192,068	$139,462	$52,606	38%	$640,796	$692,096	$(51,300)	(7)%
Cost of revenue	182,789	112,731	70,058	62%	560,872	524,747	36,125	7%
Gross profit	9,279	26,731	(17,452)	(65)%	79,924	167,349	(87,425)	(52)%

Operating expenses
General and administrative	18,493	11,873	6,620	56%	58,279	34,772	23,507	68%
Contingent consideration	936	13,591	(12,655)	(93)%	1,071	16,008	(14,937)	(93)%
Depreciation and amortization	5,984	6,374	(390)	(6)%	17,949	19,117	(1,168)	(6)%
Total operating expenses	25,413	31,838	(6,425)	(20)%	77,299	69,897	7,402	11%

Income (loss) from operations	(16,134)	(5,107)	(11,027)	216%	2,625	97,452	(94,827)	(97)%

Other expense
Other income (expense), net	(297)	(29)	(268)	924%	(497)	(2,163)	1,666	(77)%
Interest expense	(13,109)	(673)	(12,436)	1848%	(28,769)	(8,313)	(20,456)	246%
Total other expense	(13,406)	(702)	(12,704)	1810%	(29,266)	(10,476)	(18,790)	179%
Income (loss) before income tax expense	(29,540)	(5,809)	(23,731)	409%	(26,641)	86,976	(113,617)	(131)%
Income tax (benefit) expense	(3,988)	1,423	(5,411)	(380)%	(3,959)	18,131	(22,090)	(122)%
Net income (loss) income	$(25,552)	$(7,232)	$(18,320)	253%	$(22,682)	$68,845	$(91,527)	(133)%

Comparison of three months ended September 30, 2021 and 2020

Revenue
Revenue increased by $52.6 million, or 38%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Total MW delivered increased by approximately 76% for the three months ended September 30, 2021, driven by increased demand for our product and in addition to a higher proportion of our volume occurring in the first quarter of 2020 versus the second and third quarter of 2020 due to certain customers electing to take deliveries ahead of build schedules to take advantage of the federal investment tax credit (“ITC”) rate for solar energy projects before it stepped down in 2020.

Cost of Revenue and Gross Profit
Cost of revenue increased by $70.1 million, or 62%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the increase in the number of MW delivered and increased input costs from commodities and logistics. Gross profit as a percentage of revenue decreased from 19.2% for the three months ended September 30, 2020 to 4.8% for the three months ended September 30, 2021. The decrease in Gross Profit as a percentage of revenue reflects the higher commodity prices and higher logistics costs.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $6.6 million, or 56%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in expense was primarily due to additional headcount and professional fees for legal and accounting driven by the growth of the company in addition to higher costs associated with being a public company.

Contingent Consideration
Contingent consideration expense decreased by $12.7 million, or 93%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to the prior period having a $13.6 million increase in the fair value of contingent consideration for which there is no increase in the current quarter.

Depreciation
Depreciation expense for the three months ended September 30, 2021 was similar to the three months ended September 30, 2020 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the three months ended September 30, 2021 was similar to the three months ended September 30, 2020 as we did not add any significant intangible assets.

Interest Expense
Interest expenses increased by $12.4 million, or 1848%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to interest on the higher average balance of our Term Loan Facility and Revolving Facility, which were not outstanding during the three months ended September 30, 2020. As of September 30, 2021, we had $328.0 million outstanding under the Term Loan and no balance outstanding under the Revolving Senior Secured Credit Facility, as it was paid off in August 2021. We expect interest expense to be higher for the remainder of 2021 compared to 2020 as a result of the debt outstanding under the Senior Secured Credit Facility along with the amortization of the related discount and issuance costs.

Income Tax Benefit
Income tax benefit increased by $5.4 million, or 380% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Our effective tax rate benefit was (13.5)% for the three months ended September 30, 2021 and (24.5)% for the three months ended September 30, 2020. The tax benefit decrease is primarily related to unfavorable non-deductible equity based compensation and the 2021 Follow-on offering costs for the three months ended September 30, 2021 and a favorable tax benefit related to an NOL carryback as a result of the CARES Act for the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue
Revenue decreased by $51.3 million, or 7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower ASPs driven by higher module wattages. Total MW delivered increased by approximately 14% for the nine months ended September 30, 2021 due to increased demand for our product.

Cost of Revenue and Gross Profit
Cost of revenue increased by $36.1 million, or 7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the cost of raw materials and logistics increasing in 2021. Gross profit as a percentage of revenue decreased from 24.2% for the nine months ended September 30, 2020 to 12.5% for the nine months ended September 30, 2021. The decrease in Gross Profit as percentage of revenue reflects the higher commodity and logistics prices.

Operating Expenses:

General and Administrative
General and administrative expenses increased by $23.5 million, or 68%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in expense was primarily due to a $4.1 million recovery of an account receivable that was previously reserved during the nine months ended September 30, 2020 for which there was no similar credit in the 2021 period. The increase in general and administrative expense also relates to a $11.7 million expense in the nine months ended September 30, 2021 for equity-based compensation with no comparable expense in 2020. Finally, in 2021 we increased our internal headcount leading to higher payroll and related costs, which we partially offset with a reduction in third-party spend related to business process outsourcing, consulting costs, and other professional fees.

Contingent Consideration
Contingent consideration expense decreased by $14.9 million, or 93%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to an increase in the fair value of our earn-out obligation in the prior year period for which there was no corresponding increase in the current year period.

Depreciation
Depreciation expense for the nine months ended September 30, 2021 was similar to the nine months ended September 30, 2020 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the nine months ended September 30, 2021 was similar to the nine months ended September 30, 2020 as we did not add any significant intangible assets.

Interest Expense
Interest expenses increased by $20.5 million, or 246%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to interest on the higher average balance of our Term Loan Facility and Revolving Facility which were not outstanding during nine months ended

September 30, 2020. As of September 30, 2021, we had $328.0 million outstanding under the Term Loan and no balance outstanding under the Revolving Senior Facility, as it was paid off in August 2021. We expect interest expense to be higher for the remainder of 2021 compared to 2020 as a result of the debt outstanding under the Senior Secured Credit Facility along with the amortization of the related discount and issuance costs.

Income Tax Benefit
Income tax expense decreased by $22.1 million, or 122%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Our effective tax rate was (14.9%) for nine months ended September 30, 2021 and 20.8% for the nine months ended September 30, 2020. The reduction in the effective tax rate is primarily related to unfavorable non-deductible equity-based compensation and the 2021 Follow-on offering costs for the nine months ended September 30, 2021, a favorable tax benefit related to an NOL carryback as a result of the CARES Act in the nine months ended September 30, 2020, and the level of earnings in each period.

Liquidity and Capital Resources

Historical Cash Flow

The following table compares the historical cash flow (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(165,837)	$(226,500)
Net cash used in investing activities	(14,227)	(610)
Net cash provided by (used in) financing activities	188,014	(107,003)
Net change in cash and cash equivalents	$7,950	$(334,113)

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, causing us to experience temporary decreased margins and thus decreased cash from operations. We have taken mitigating steps to overcome the economic challenges and, therefore, believe the impact to be temporary, but cannot be certain the timing of when we will achieve better margins. In response to the recent challenging environment, we continuously evaluate our ability to meet our obligations over the next 12 months. We have sufficient liquidity as well as financing options available to fund current and future commitments.

As of September 30, 2021, our cash and cash equivalents were $116.4 million. Net working capital as of September 30, 2021 was $277.1 million.

As of September 30, 2021, we had outstanding borrowings of $328.0 million and a $200.0 million commitment under our Revolving Credit Facility, of which no balance is outstanding and $185.5 million was available to borrow to fund operations.

Operating Activities
For the nine months ended September 30, 2021, cash used in operating activities was $165.8 million, primarily due a decrease in deferred revenue of $68.5 million for which we made payments to our suppliers for products that we received the cash for in 2020, but that we did not ship until 2021, an increase in accounts receivable of $58.2 million, and an increase in inventories of $55.4 million.

For the nine months ended September 30, 2020, cash used in operating activities was $226.5 million, due to a decrease in deferred revenue of $284.0 million, a decrease in accounts payable of $82.3 million, offset by a decrease in inventory of $49.0 million.

Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $14.2 million, primarily attributable to a $12.0 million investment in equity securities.

For the nine months ended September 30, 2020, net cash used in investing activities was $0.6 million, due to additions to property, plant and equipment.

Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $188.0 million, of which $345.6 million was proceeds from the Series A that closed on August 11, 2021, $102.0 million was from proceeds under the Revolving Facility, offset by a $132.2 million payment on the Term Loan Facility, a $102.0 million payment of the Revolving Credit Facility, $11.1 million in equity issuance costs associated with the Series A and $6.6 million in fees paid on the Senior Secured Credit Facility and to increase the limit on the Revolving Facility by $50.0 million.

For the nine months ended September 30, 2020, net cash used by financing activities was $107.0 million, which was attributable to $57.7 million principal payments on the Term Loan Facility and $45.6 million on the related party loan.

Acquisition of STI

On November 11, 2021, the Company entered into a definitive agreement with Amixa Capital, S.L. and Aurica Trackers, S.L. to acquire 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L. and its subsidiaries (collectively, “STI”), for a purchase price of €579.0 million ($662.7 million at current exchange rates), €228.0 million ($264.0 million at current exchange rates), of which will be paid at closing in common stock of the Company with the remaining €351.0 million in cash ($401.7 million at current exchange rates) to be paid in cash. The purchase price will be increased by the amount that is four times the audited Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the target less €47.0 million ($53.5 million at current exchange rates), such that the amount of contingent consideration is subject to a cap of €55.0 million ($63.0 million at current exchange rates).

The transaction is expected to close in the first quarter of 2022, following receipt of required regulatory approvals and satisfaction of other customary closing conditions.

In connection with the entry into the Purchase Agreement, the Company entered into a debt commitment letter dated November 10, 2021 pursuant to which third party financial institutions have committed, subject to the satisfaction of standard conditions, to provide the Company with a bridge loan facility in aggregate principal amount of up to $300 million. The Company currently intends to finance the transaction and related fees and expenses with cash on hand, borrowings under its senior credit facilities, proceeds from our option to require the holders of our Series A Redeemable Perpetual Preferred Stock (the “Preferred Shares”) to purchase additional Preferred Shares, and through one or more debt capital markets transactions, subject to market conditions and other factors, and, only to the extent necessary, borrowings under the bridge loan facility.

Series A Redeemable Perpetual Preferred Stock

On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock” and, together with the Series A Redeemable Perpetual Preferred Stock, the “Securities”), for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company has agreed to issue and sell to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. For more information related to the Series A Redeemable Perpetual Preferred Stock, see Note 9, Redeemable Perpetual Preferred, to the accompanying unaudited condensed consolidated financial statements.

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

Direct costs associated with the issuance of the Securities were $11.1 million, which along with the $4.4 million discount, have been accounted for as a reduction in the proceeds of the Securities. These net proceeds of $334.6 million have been allocated on the balance sheet to the Preferred Shares of $229.8 million, common stock of $105.4 million and additional paid-in capital of $12.4 million for the committed financing put right. The Company has presented the Preferred Shares in temporary equity and accreting the carrying, amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $2.7 million for the three and nine months ended September 30, 2021.

The Company accreted the regular cash rate of dividends of 5.75% to the liquidation preference amount of the Series A Preferred, or $2.8 million in dividends, for the three and nine months ended September 30, 2021.

Debt Obligations

Senior Secured Credit Facility
On October 14, 2020, we entered into a senior secured credit facility which was amended on February 23, 2021 by the first amendment and on February 26, 2021 by the second amendment. The senior secured facility consisted originally of (i) a $575.0 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150.0 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 23, 2021, we entered into the first amendment (“First Amendment”) to our Senior Secured Credit Facility. The First Amendment, in the case of Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This results in our current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment. On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of September 30, 2021 is 5.01%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021, which could require the Company to make advance principal payments. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $31.9 million at September 30, 2021. As of September 30, 2021, the Term Loan Facility had a balance of $328.0 million. We are in compliance with all covenants as of September 30, 2021.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had no balance outstanding, $14.5 million in standby letters of credit and availability of $185.5 million under the Revolving Credit Facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we posted surety bonds in the total amount of approximately $181.0 million. We are required to provide surety bonds to various parties for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.
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

As of September 30, 2021, there were no other significant changes in the application of our critical accounting policies or estimation procedures from those presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Temporary Equity

Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Preferred Stock issued in connection with the Securities Purchase Agreement as described in Note 9 is classified as temporary equity in the accompanying condensed consolidated financial statements. The Company elected the accreted redemption value method under which is accretes changes in redemption value over the period from the date of issuance of the Series A Redeemable Preferred Stock to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Redeemable Preferred Stock on the Company’s condensed consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses that existed in our internal control over financial reporting as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These material weaknesses related to our inventory cut-off, specifically due to lack of sufficient systems.

Remediation Plan for Material Weakness

We have taken steps intended to remediate the inventory cut-off material weakness through additional procedures and controls in the inventory and financial statement close processes while working to deploy system enhancements designed to improve the accuracy of inventory reporting. These controls include instituting electronic data interchange with key inventory carriers as well as enhancements in the review process over in-transit inventory, especially related to timing of reviews. These system enhancements and activities are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

We have hired and are actively working with an external consulting firm that specializes in internal controls and internal audit work to assist in the organizational risk assessment, identification of control activities, controls documentation and testing and the enhancement of ongoing monitoring activities related to the internal controls over financial reporting. With the oversight of senior management and our audit committee, we are taking the above steps and plan to take additional measures to remediate the underlying causes of the material weakness.

Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2021, there were control enhancements made to certain access controls. With the exception of these enhancements, including the remediation measures in connection with the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Colin Mitchell, Nextracker, Inc., Flextronics International U.S.A., Inc., Marco Garcia, Daniel S. Shugar, and Scott Graybeal (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. Defendant Mitchell was formerly an employee of the Company, but was hired by Nextracker in violation of his non-compete agreement, and he shared with Nextracker and the other defendants certain of Array’s trade secrets and confidential information in violation of his legal obligations. Defendants filed their answer to the amended complaint on

February 5, 2018 denying the allegations, but did not assert any counterclaims against Array. The case has been vigorously litigated through the close of fact discovery and expert discovery. As of September 1, 2020, the court has ruled on a number of motions, including a dismissal of the Defendants’ unclean hands defense and granting partial summary judgment in favor of Array for breach of contract. As of September 30, 2021, the Court has denied in every material aspect the motion for summary judgment filed by the Defendants. The Court denied, without prejudice, a motion for sanctions filed by Array. The Court has set trial for July 18, 2022.

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

On June 30, 2021, a second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933 (“Keippel Action”). The Keippel Action similarly alleged misstatements and/or omissions in certain of the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. On July 6, 2021, the Court entered an order that the Keippel Action was in all material respects substantially similar to the Plymouth Action, that both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court accordingly consolidated the Keippel Action with the Plymouth Action for all pretrial purposes and ordered all filings to be made in the Plymouth Action.

On July 16, 2021, a verified derivative complaint was filed against certain officers and directors of the Company (“First Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934.

On July 30, 2021, a second and related verified derivative complaint was filed against certain officers and directors of the Company (“Second Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second Derivative Action was consolidated with the First Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

On September 21, 2021, the Court appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiff in the Plymouth Action. The deadline for the lead plaintiff to file an amended complaint in the Plymouth action is November 19, 2021

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) there were no material changes to the risk factors disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding our unregistered sales of equity securities can found in Note 9, Redeemable Perpetual Preferred, to the accompanying unaudited condensed consolidated financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.1	Securities Purchase Agreement, dated August 10, 2021, by and between the Company and BCP Helios Aggregator L.P.	8-K	8/11/2021	10.1

Number		Exhibit Description	Form	Date	No.
10.2		Registration Rights Agreement, dated August 10, 2021, by and between the Company and BCP Helios Aggregator L.P.	8-K	8/11/2021	10.2
31.1*	–	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	–	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	–	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	–	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Jim Fusaro	Date:	November 12, 2021
Jim Fusaro
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	November 12, 2021
Nipul Patel
Chief Financial Officer