Form 10-K
period 2021-12-31
Array Technologies, Inc.
filed 2022-04-06
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                 ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on June 30, 2021 was approximately $1,981,113,685.

Number of Shares of Common Stock outstanding as of March 31, 2022, — 150,173,507

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

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

Summary Risk Factors

Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•we may be unable to successfully integrate the business of STI (as defined below) into our business or achieve the anticipated benefits of the STI Acquisition (as defined below);
•the capped call transactions may affect the value of our Convertible Notes (as defined below) and the market price of our common stock;
•the fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to acquire us;
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
•a failure to retain key personnel a failure to attract additional qualified personnel may affect our ability to achieve our anticipated level of growth adversely affect our business;
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
•developments in alternative technologies may have a material adverse effect on demand for our offerings;
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
•the determination to restate prior period financial statement could negatively affect investor confidence and raise reputational issues;
•our substantial indebtedness could adversely affect our financial condition; and
•the ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.

EXPLANATORY NOTE

In connection with our year-end financial statement close and preparation of our 2021 Form 10-K, misstatements were identified in certain of our previous interim financial statements. The determination was made upon the recommendation of the audit committee (the “Audit Committee”) of the Board of Directors after consultation with the Company’s independent auditors and management team.

The Company is filing this Annual Report on Form 10-K for the year ended December 31, 2021, and to restate Array’s interim financial statements as of March 31, 2021, June 30, 2021, September 30, 2021, and for the three months ended March 31, 2021, the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021 (collectively, the “Prior Period Financial Statements”).

Background of Restatement

On March 23, 2022, the management and the Audit Committee of the Company, in consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s previously issued interim financial statements, as of March 31, 2021, June 30, 2021, September 30, 2021, and for the three months ended March 31, 2021, the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021 (the “Non-Reliance Periods”), should no longer be relied upon due to an error in the recognition of revenue under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) for the Non-Reliance Periods. The errors resulted from an incorrect conclusion regarding (1) the identification and recognition of performance obligations for customer contracts, and (2) that certain projects which were negotiated with customers at the same time should be combined and recognized as a single performance obligation using an over-time methodology. During Fiscal 2021, management reviewed the respective agreements from 2019 through 2021 and determined that certain projects should instead be considered multiple performance obligations and accounted for as either over-time or point-in-time depending on the nature of the underlying contractual terms. Management and the Audit Committee have determined that these accounting changes required a restatement of the Prior Period Financial Statements (the “Restatement”).

Previously filed quarterly reports on Form 10-Q for the Prior Period Financial Statements have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Note 22, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for the impact of these adjustments on each of the first three quarters of fiscal 2021.

Internal Control Considerations

In connection with the restatement, management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021. Based on this assessment, management identified material weaknesses in our internal control over financial reporting as of December 31, 2021. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures”

v

PART I

Item 1. Business

Overview
We are one of the world’s largest manufacturers of ground-mounting systems used in solar energy projects. Our principal product is an integrated system of steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers generate more energy and deliver a lower Levelized Cost of Energy (“LCOE”) than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S. use trackers.
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
Demand for ground-mounting systems is driven by installations of new ground-mounted solar energy projects. Demand for our products and our competitors’ products is a function of the percentage of those new installations that use trackers as opposed to fixed-tilt mounting systems. Historically, we have derived the majority of our revenues from the sale of trackers used in solar energy projects located in the U.S. During the year ended December 31, 2021, we derived 97% and 3% of our revenues from customers in the U.S. and rest of the world, respectively.
We are a U.S. company with our headquarters and principal manufacturing facility in Albuquerque, New Mexico. As of December 31, 2021, we had 471 full-time employees.

Sales
Our Customers
We sell our products to EPCs that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. Although sales to a single customer may occasionally be greater than 10%, they generally represent multiple projects for many different end customers who often directly influence or make the decision to use our products. In 2021, our sales to EPC’s represented approximately 70% of our revenue.

Our Products and Services
Our Tracker System
Large-scale solar energy projects are typically laid out in successive “rows” that form an “array.” An array can have dozens of rows with more than 100 solar panels in each row. With a single-axis tracker system, motors and gears cause each row of solar panels to rotate along their north-south axis to continually align the row with the sun throughout the day. Different tracker manufacturers use different approaches to rotate the panels in a row. We have patented single-axis tracker systems that use one electric motor to drive the rotation of multiple rows through articulated driveline joints, require only a single bolt clamp to attach solar panels and automatically stow in high wind conditions. We refer to our design as the “DuraTrack” system. We believe our DuraTrack system has significant advantages, including:
•requiring fewer motors per megawatt (“MW”) than competing products;
•creating site design flexibility;
•enabling higher power density than competing products;
•making installation easier;
•automatically stowing in high wind conditions;
•having high reliability and no scheduled maintenance; and
•incorporating software and machine learning capabilities that enhance performance.

DuraTrack® HZ v3
Our principal product is the DuraTrack® HZ v3 tracker system, which we launched in May 2015. DuraTrack HZ v3 is our third-generation single axis tracker and incorporates unique features such as a patented single-bolt per module mounting system that reduces installation time, a passive wind load mitigation system and a low number of motors and controls per MW.

SmarTrack Software
SmarTrack is our software product that uses site-specific historical weather and energy production data, in combination with machine learning algorithms, to identify the optimal position for a solar array in real time to increase its energy production.

Markets
Product Roadmap
Our products reflect the innovation focus and engineering capabilities of our people. Our product roadmap is rooted in delivering value to the customer, differentiated products and services and new market creation.
We have introduced three generations of trackers and each new version has delivered significant cost and performance improvements over the prior version. We are currently developing the fourth generation of the DuraTrack technology which will focus on improvements to performance, reliability and cost of ownership.
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
We take a “360-degree” approach to selling, working with developers, independent power producers, EPCs, utilities, independent engineering firms, insurers and mechanical subcontractors in each of the countries where we operate. In the United States, Europe, the Middle East and Africa (“EMEA”), Latin America and Australia our products are actively sold by employees in seven different countries.

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

Resources
Manufacturing
We operate a fifty-seven thousand square foot manufacturing facility in Albuquerque, New Mexico. Our manufacturing process is designed to meet four objectives: limit capital intensive and low value-added activities that can be outsourced to other companies; minimize labor content where possible; minimize the amount of assembly our customers will be required to do at the site; and minimize material movement both from vendors to us and inside our factory.
We produce module clamps, center structures, spring dampers and motor controller assemblies at our Albuquerque facility. We have entered outsourcing contracts for steel tubing, drivelines, bearing assemblies and gear boxes that ship directly from our suppliers to job sites or designated warehouses. By using vendors, we are able to drop ship products directly to our customers’ sites, which improves working capital turnover, quality and inventory management.
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

We have a strong R&D team with significant experience in solar energy as well as expertise in mechanical engineering, software engineering, civil engineering, systems/control engineering, power electronics, semiconductors, power line communications and networking. As needed, we collaborate with academia, national laboratories and consultants, to further enhance our capabilities and confirm results independently.

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2021, we had two U.S. trademark registrations, eleven issued U.S. patents, 152 issued non-U.S. patents, eighteen patent applications pending for examination in the United States, fourteen U.S. provisional patent applications pending, 94 patent applications pending for examination in other countries and eight domain name registrations. Many of our patents relate to mounting assemblies, solar trackers and related methods. Our U.S. issued patents are scheduled to expire between 2030 and 2037.
We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms, and procedures.
Our policy is for our research and development employees to enter into confidentiality and proprietary information agreements with us to address intellectual property protection issues and require our employees to assign to us all the inventions, designs and technologies they develop during the course of employment with us. However, we might not have entered into such agreements with all applicable personnel, and such agreements might not be self-executing. Moreover, such individuals could breach the terms of such agreements.
We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Government Contracts
None.

Seasonality
Our revenue is impacted by seasonality related to federal investment tax credit (“ITC”) step-downs for solar energy projects and construction activity.
ITC step-downs. While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe step-downs in the ITC have influenced, and will continue to influence, the timing and quantity of some customers’ orders. During the fourth quarter of 2019, we received approximately $400 million of orders that were structured to maintain our customers’ eligibility for the 30% ITC available for projects for which construction began before 2020. We shipped and recorded the associated revenues on approximately $100 million and $300 million of those orders in the fourth quarter of 2019 and first half of 2020, respectively. During the fourth quarter of 2020, we received approximately $80 million of orders that were structured to maintain our customers’ eligibility for the 26% ITC that is available for projects for which construction began before 2021, respectively. We shipped and recorded the associated revenues on approximately $40 million and $40 million of those orders in the fourth quarter of 2020 and the first half of 2021, respectively. The current 26% ITC phases down to 22% for projects that begin construction in 2023, and then phases down to a permanent 10% level for projects that begin construction in 2024 or later. We cannot predict our customers’ behavior; however, should the step-downs remain intact we expect to see a similar order pattern to what was experienced in prior years.
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

Government Regulation
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
United States. The U.S. federal government provides an ITC that allows a taxpayer to offset its federal income tax liability by a percentage of its cost basis in a solar energy system put to commercial use. The value of the tax credit varies depending on the year in which construction is deemed to begin. Under the current legislative framework, solar projects that were under construction by the end of 2019 qualify for a tax credit equal to 30% of the project’s cost. The value dropped to 26% for projects starting construction in 2020 through 2022, and 22% for projects starting construction in 2023. The credit drops to a permanent 10% level for projects that begin construction in 2024 or later. Projects that begin construction before 2024 but are not placed in service until 2026 or later, are also limited to the 10% credit.
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

Human Capital
We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2021, we had 471 full-time employees, of which approximately 93% are located in the United States, with the balance located in Europe, Latin America, Australia, and Asia. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good. During the COVID-19 pandemic, we have implemented procedures to reduce the risk of spreading the virus and have implemented an hourly incentive for employees that work in our manufacturing facilities.
We have a team-oriented culture, which we believe helps us to succeed and drive operational excellence. As a rapidly growing business, we rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and expansion. We aim to be inclusive in our hiring practices focusing on the best talent for the role, welcoming all genders, nationalities, ethnicities, abilities and other dimensions of diversity. We drive high levels of performance and improvement by prioritizing training and development to ensure our team members are equipped with the knowledge, skills, and tools to succeed. We motivate and develop our employees by providing them with opportunities for advancement, and we invest in both on-the-job training and on-line training and development tools because we believe our people are the ultimate drivers of our success. These initiatives include multiple compliance trainings as well as various leadership development courses. In addition, we support external development and verification programs as well as offer education reimbursement.
We aim to provide our employees with competitive salary and benefits that enable them to achieve a good quality of life and plan for the future. Our benefits differ according to local norms and market preferences but typically include all salary and social benefits required by local law (including retirement saving programs, paid vacation and sick leave) and many additional benefits that go beyond legal requirements in local markets.
We aim to hire individuals who share our passion, commitment and entrepreneurial spirit. We are also committed to diversity and inclusion because we believe that diversity leads to better outcomes for our business and enables us to better meet the needs of our customers. We recognize the importance of diversity in leadership roles within our company.
Our employees’ health and safety is important to us. During the COVID-19 pandemic, we took measures to ensure the safety of our employees by complying with federal, state and local health guidelines, and we have implemented procedures to reduce the risk of spreading the virus, such as work from home measures, restricting the number of attendees at events or in-person meetings, limiting the number of people in our buildings and factories at a given time, further restricting access to our facilities and suspending employee travel, and we have also implemented an hourly incentive for employees that work in our manufacturing facilities. In addition, we believe that all accidents and injuries at work are preventable and we aim to ensure a zero-injury culture across our offices and operations. We comply with applicable occupational health and safety regulations and are certified to Occupational Health and Safety Quality Management Standard ISO 9001. Our injury rates are low.

Available Information
Our website address is https://arraytechinc.com, and our investor relations website is located at https://ir.arraytechinc.com. Information on our website is not incorporated by reference herein. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

In evaluating the Company, you should consider carefully the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our business, financial condition, results of operations, stockholders’ equity, and cash flows.

Risks Related to the STI Acquisition

We may be unable to successfully integrate STI’s business into our business or achieve the anticipated benefits of the STI Acquisition.
On January 11, 2022, we completed the acquisition (the “STI Acquisition”) of 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L. and its subsidiaries (collectively, “STI”). Our ability to achieve the anticipated benefits of the STI Acquisition will depend in part upon whether we can integrate STI’s business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful integration of STI’s business requires an assessment of several factors, including:
•our ability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the STI Acquisition;
•the challenge of integrating complex systems, operating procedures, compliance programs, technology, networks and other assets while carrying out our ongoing business in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the challenge of managing the expanded operations of a larger and more complex company and coordinating geographically separate organizations; and

•potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with the STI Acquisition, including cash costs of integration that may exceed what we currently anticipate.
Any one of these factors could result in increased costs, decreases in the amount of anticipated benefits and diversion of management’s attention, each of which could materially impact our business, financial condition and results of operations. In addition, even following successful integration, the anticipated benefits of the STI Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

We and STI will be subject to business uncertainties for a period of time following completion of the STI Acquisition, which could adversely affect our business.
In connection with the completion of the STI Acquisition, it is possible that certain persons with whom we or STI have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or STI, as the case may be, as a result of the STI Acquisition and integration of STI’s business, which could negatively affect our or STI’s revenues, earnings and cash flows as well as the market price of our common stock. Also, our and STI’s ability to attract, retain and motivate employees may be impaired for a period of time, as current and prospective employees may experience uncertainty about their roles within the Company following the completion of the STI Acquisition.

We will have incurred significant transaction costs in connection with the STI Acquisition.
We have incurred and expect to continue to incur a number of non-recurring costs associated with the STI Acquisition, combining the operations of STI with ours and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. We will also incur costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of STI’s business, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

As a result of the STI Acquisition, we will be exposed to risks from currency exchange rate fluctuations between the U.S. dollar and foreign currencies that could adversely affect our financial results and comparability of our results between financial periods.
Changes in exchange rates may affect our financial condition and results of operations. Appreciation of the U.S. dollar against the euro, the Brazilian real or other currencies in which our net sales are denominated may generally have the effect of decreasing our net sales figures. Movements in the exchange rate of the U.S. dollar to the euro, the Brazilian real or other currencies, could increase the amount of cash that must be generated in foreign currencies in order to pay the principal and interest on our Convertible Notes and our other U.S. dollar denominated indebtedness. We are unable to predict with any precision future movements of the exchange rate of the U.S. dollar against foreign currencies or their effect on our business or results of operations.

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
We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. For the year ended December 31, 2021, the Company’s largest customer and five largest customers constituted 12.6% and 46.0% of our total revenues, respectively. For the year ended December 31, 2021, 2 customers (Primoris Renewable Energy, Inc. and Blattner Energy, Inc.), constituted more than 10% of total revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, or their default in payment, could have a materially adverse effect on the revenues and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry, and, as such, the Company is exposed to normal industry credit risks. As of December 31, 2021, the Company’s largest customer and five largest customers constituted 17.6% and 44.6% of trade accounts receivable, respectively. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

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
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end-users’ ability to install solar energy systems is affected by weather, as for example during the winter months in Europe and the northeastern United States. Such installation delays can impact the timing of orders for our products. Further, given that we are an early-stage company operating in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past quarterly results of operations may not be good indicators of future performance. Any substantial decrease in revenues would have an adverse effect on our financial condition, results of operations, cash flows and stock price.

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
A significant recent development in renewable-energy pricing policies in the United States occurred on December 31, 2020, when a final rule amending the Federal Energy Regulatory Commission (“FERC”) regulations that implement the Public Utility Regulatory Policies Act (“PURPA”) became effective. Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts, (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for utilities to purchase its output, (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA qualifying facility, and (4) that reduce barriers for third parties to challenge PURPA eligibility. The net effect of these changes is uncertain, as they have only been effective for a short time, and some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, however, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.
Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations or policies in the United States, Europe or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government, utility or electric market regulations or policies that favor electric utilities, non-solar generation, or other market participants, or that make construction or operation of new solar generation facilities more expensive or difficult, could reduce the competitiveness of solar energy systems and cause a significant reduction in demand for our products and services and adversely impact our growth. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.

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
•the imposition of additional duties, tariffs and other charges on imports and exports such as anti-dumping and countervailing duties, including as a result of the escalating trade war between China and the United States;
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
In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce, and an increase in duty rates could have an adverse impact on our operating results. In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the U.S. Department of Commerce (“USDOC”) to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. On March 28, 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. As the timing and progress of many of our customers’ projects depend upon the supply of PV cells and modules, our operating results could be adversely impacted if the USDOC makes negative circumvention determinations.

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
In addition, federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular. Chief among these policies is the renewable portfolio standard (“RPS). Currently, 30 U.S. states, the District of Columbia, and three U.S. territories have implemented some form of RPS, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. RPSs vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while other jurisdictions’ RPSs continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out.
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
Moreover, policies of the U.S. presidential administration may create regulatory uncertainty in the renewable energy industry, including the solar energy industry, and adversely affect our business. For example, in June 2017, the then U.S. President announced that the United States would withdraw from participation in the 2015 Paris Agreement on climate change mitigation. The United States formally announced its intent to withdraw from the Paris Agreement on November 4, 2019, which withdrawal took effect in November 4, 2020. Following the change of presidential administration on January 20, 2021, the U.S. President issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. Further, on June 19, 2019, the U.S. Environmental Protection Agency (“EPA”) issued the final Affordable Clean Energy (“ACE”) rule and repealed the 2015 Clean Power Plan (“CPP”). Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit struck down the ACE rule and remanded it to the EPA. On February 12, 2021, EPA issued a memo stating that the agency would not reinstate the CPP; therefore, the regulation of greenhouse gas emissions in the power sector is uncertain at this time.
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
The Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions requires substantial government contact where norms can differ from U.S. standards. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

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
Our competitors and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time we may be subject to claims of infringement, misappropriation, or other violation of patents or other intellectual property rights and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands, and from making, selling or incorporating certain components or intellectual property into the products and services we offer. As a result, we could be forced to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. To avoid litigation or being prohibited from marketing or selling the relevant products or services, we could seek a license from the applicable third-party, which could require us to pay significant royalties, licensing fees, or other payments, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results would materially and adversely affect our business, financial condition, results of operations and prospects. Finally, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Concurrent with Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC. (“Patent LLC”), Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into the TRA with Ron P. Corio, a former indirect stockholder. The TRA requires that Array Tech, Inc. (f/k/a Array Technologies, Inc.) pay Ron P. Corio for a portion of certain federal, state, local and non-U.S. tax benefits that we actually realize (or are deemed to realize in certain circumstances) in taxable periods following Former Parent’s acquisition of the Patent LLC. These payments are obligations if and when cash tax savings are realized. The TRA will continue until all tax benefit payments have been made or we elect early termination under the terms described in the TRA (or the TRA is otherwise terminated pursuant to its terms).
Estimating the amount of payments that may be made under the TRA is by nature imprecise; however, these payments could be significant. We estimate that, as of December 31, 2021, the undiscounted future expected payments under the TRA are $20.4 million. In addition, in certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. Moreover, we will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.
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
We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business.

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
Our strategy is to grow our revenues outside of the United States by developing region-specific products; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.
Our strategy to grow our revenues outside of the United States includes North America, South America, Europe and Southeast Asia but currently excludes China. Our products and services to be offered in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services. We plan to implement this strategy in phases over the next approximately two years, beginning with the qualification of region-specific suppliers and vendors and followed by the design and qualification of region-specific components and products.
These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the FCPA.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, including becoming compliant with SOX 404, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees for these heightened requirements, we may need to hire more employees in the future which would increase our costs and expenses.

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.
The ongoing COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. This has resulted in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future. Any such disruptions could materially adversely affect our business. We continue to closely monitor the situation in all the locations where we operate. The impact of the pandemic on our business has included and could in the future include:
•disruptions to or restrictions on our ability to ensure the continuous provision of our manufacturing services and solutions;
•temporary closures or reductions in operational capacity of our manufacturing facilities;
•temporary closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain, and other supply chain disruptions, which adversely affect our ability to procure sufficient inventory to support customer orders;

•restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures;
•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;
•delays or limitations on the ability of our customers to perform or make timely payments or take deliveries;
•reductions in short- and long-term demand for our manufacturing services and solutions, or other disruptions in technology buying patterns;
•workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities and suspending employee travel); and
•our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.
The global spread of COVID-19 also has created significant macroeconomic uncertainty, volatility and disruption, which may continue to adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruptions in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on our manufacturing services and solutions.
The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future including variants of the virus, the availability and distribution of effective treatments, vaccines and boosters, and public health measures and actions taken throughout the world to contain COVID-19, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this Part I, “Item 1A. Risk Factors”.

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
From time to time, our systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites or systems could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Any failure to comply with applicable laws or other obligations or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential consumer or other personal information, whether by us, one of our third-party service providers or vendors or another third-party, could have adverse effects, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; reputational damage; and injunctive relief. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Indebtedness and Financing

Our indebtedness could adversely affect our financial flexibility and our competitive position.
As of December 31, 2021, we owe $326.8 million under our Senior Secured Credit Facility (as defined below) and $425.0 million on our Convertible Notes. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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

Our substantial indebtedness could adversely affect our financial condition.
We currently have, and we will continue to have, a significant amount of indebtedness, including the Convertible Notes. This significant amount of indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on our results of operations and financial condition.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Convertible Notes.
We expect that many investors in, and potential purchasers of, the Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Convertible Notes and dynamically adjusting their short position while continuing to hold the Convertible Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. These circuit breakers have been tripped on several occasions during the current period of increased market volatility in connection with the COVID-19 pandemic and may be tripped in the future. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Convertible Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Convertible Notes.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our Senior Secured Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle in cash up to the converted aggregate principal amount of such Convertible Notes converted and may at our election pay the excess of any conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to acquire us.
Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third-party to acquire us. For example, the indenture governing the Convertible Notes requires us, in certain circumstances, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The capped call transactions may affect the market price of our common stock.
In connection with the pricing of the Convertible Notes, we entered into capped call transactions with several affiliates of the initial purchasers (the “Option Counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In addition, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions and prior to the maturity of the Convertible Notes (and are likely to do so on each exercise date for the capped call transactions or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes). This activity could cause or avoid an increase or decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

Risks Related to Ownership of Our Common Stock

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
In connection with the Convertible Notes Offering (as defined below), we, our directors and executive officers agreed, to enter into lock-up agreements with the initial purchasers in the offering pursuant to which we and they agreed not to dispose of or hedge any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock for a period of 60 days after the date of the consummation of the Convertible Notes Offering. Sales of a substantial number of such shares upon expiration of, or the perception that such sales may occur, or early release of the securities subject to, the lock-up agreements, could cause our stock price to fall or make it more difficult for holders of our Convertible Notes to sell common stock they may receive upon conversion of the Convertible Notes at a time and price they deem appropriate.
We may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and growth plans, to adjust our ratio of debt-to-equity, to satisfy our obligations upon the exercise of options or for other reasons. Future sales or issuances of shares of our common stock or other equity securities, or the availability of shares of common stock or such other equity securities for future sale or issuance may negatively affect the trading price of our common stock. No prediction can be made as to the effect, if any, that future sales or issuance of shares of our common stock or other equity or equity-linked securities will have on the trading price of our common stock and, in turn, the Convertible Notes.

The trading price of our common stock could be volatile, which could result in substantial losses for purchasers of our common stock and subject us to securities class action litigation.
We expect that the market price of our common stock will affect the market price of the Convertible Notes. This may result in greater volatility in the market price of the Convertible Notes than would be expected for non-convertible notes. The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. The market price of our common stock could also be affected by investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the Convertible Notes, possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us than owning shares of our common stock, and hedging or arbitrage trading activity that we expect to develop involving our common stock (which trading activity could, in turn, affect the trading prices of the Convertible Notes). Other factors that may affect the market price of our common stock include announcements relating to significant corporate transactions; fluctuations in our quarterly and annual financial results; operating and stock price performance of companies that investors deem comparable to us; and changes in government regulation or proposals relating to us. In addition, the U.S. securities markets have experienced significant price and volume fluctuations, and these fluctuations often have been unrelated to the operating performance of companies in these markets. Any volatility of or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
In addition, we expect that the market price of the Convertible Notes will be influenced by yield and interest rates in the capital markets, our creditworthiness and the occurrence of certain events affecting us that do not require an adjustment to the conversion rate. Fluctuations in yield rates may give rise to arbitrage opportunities based upon changes in the relative values of the Convertible Notes and our common stock. Any such arbitrage could, in turn, affect the market prices of our common stock and the Convertible Notes.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

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
Furthermore, our certificate of incorporation provides that the federal district courts of the United States is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Internal control deficiencies have been identified that constituted material weaknesses in our internal control over financial reporting. If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting at December 31, 2021:

Control Environment and Monitoring – We did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) the lack of a sufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, and (ii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities – These material weaknesses contributed to the following additional material weaknesses within certain business processes:

•Inventory – We did not appropriately design and implement controls over the existence, accuracy, and cutoff of inventory. As previously reported, we identified a material weakness relating to inventory cut-off and in-transit inventory, which continued to exist at December 31, 2021. In addition, we identified a material weakness relating to ineffective controls over our year-end inventory reconciliation process, which resulted in adjustments being recorded as of December 31, 2021.
•Revenue Recognition – We did not design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) . Specifically, we did not maintain effective controls relating to (1) the identification and recognition of performance obligations for customer contracts, and (2) evaluation of customer contracts for potential combination, which resulted in adjustments being recorded as of December 31, 2021, and restatement of the Company’s interim unaudited consolidated financial statements during 2021.
•Accounts Receivable – We did not fully design, implement and maintain effective controls over the existence of accounts receivable. Specifically, we did not design controls at an appropriate precision level to identify material misstatements, which resulted in balance sheet adjustments being recorded as of December 31, 2021.
•After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

We have begun the process of, and we are focused on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. Our planned internal control remediation efforts include the following:

Control Environment and Monitoring – Consistent with the COSO 2013 Framework, Principle 4, attracting, developing, and retaining competent personnel, we have recently hired a Chief Accounting Officer who will provide an additional level of technical accounting expertise, oversight, and monitoring of the design and performance of both existing and newly implemented controls as noted below. We further will continue to hire in 2022, additional accounting and IT personnel to bolster our accounting and IT capabilities and capacity, and we will concentrate on retaining key accounting, IT, and operational personnel. These actions will further serve to remediate the noted material weakness under the COSO 2013 Framework, Principle 16, by enhancing the efforts towards separate evaluations regarding the presence and functionality of the components of internal control, specifically in the areas of inventory, revenue recognition, and accounts receivable, as noted below.

Control Activities:
•Inventory – We will enhance the design of existing controls and implement new controls over the accounting, processing, and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. Additionally, we have implemented processes to ensure timely identification and evaluation of inventory cut-off and are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We also plan to deploy information system enhancements and better use of current system capabilities in order to improve the accuracy of inventory cut-off, reporting, and reconciliation.
•Revenue Recognition – We will enhance the design of existing controls and implement new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We will also design and implement more precise reviews regarding evaluation of contract terms and whether contracts should be combined. These reviews will include increased contract analysis from our legal team as well as ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.
•Accounts Receivable – We will enhance the design of existing controls and implement new controls over the processing and review of accounts receivable billings. We also plan to supplement our accounting staff with more experienced personnel. Additionally, we will evaluate information system capabilities in order to reduce the manual calculations within this business process.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

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

If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. Evaluation of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our corporate headquarters are located in Albuquerque, New Mexico and consists of 11,647 square feet of office space and 57,911 square feet of manufacturing, warehousing and shipping space, respectively. We own our corporate headquarters. We lease 28,608 square feet of office space in Chandler, Arizona for executive and corporate office space.
In addition to our corporate headquarters, we lease approximately 1,276,000, 649,000, 500,000, 357,000, 187,000 ,176,000, and 135,000 square feet of warehousing facilities in Kansas, Nevada, Tennessee, Ohio, Texas, New Mexico, and Wisconsin, respectively. We also lease space in Australia, U.K. and Brazil for sales and technical support employees.
We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings
On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Colin Mitchell, Nextracker, Inc., Flextronics International U.S.A., Inc., Marco Garcia, Daniel S. Shugar, and Scott Graybeal (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. Defendant Mitchell was formerly an employee of the Company, but was hired by Nextracker in violation of his non-compete agreement, and shared with Nextracker and the other defendants certain of Array’s trade secrets and confidential information in violation of his legal obligations. Defendants filed their answer to the amended complaint on February 5, 2018 denying the allegations, but did not assert any counterclaims against Array. The case has been vigorously litigated through the close of fact discovery and expert discovery. As of September 1, 2020, the court has ruled on a number of motions, including a dismissal of the Defendants’ unclean hands defense and granting partial summary judgment in favor of Array for breach of contract. As of December 31, 2021, the Court has denied in every material aspect the motion for summary judgment filed by the Defendants. The Court denied without prejudice a motion for sanctions filed by Array. The Court has set a trial date for July 18, 2022.
On May 14, 2021, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The Plymouth Action alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering (the “IPO”), the Company’s December 2020 follow-on offering (the “2020 Follow-On Offering”), and the Company’s March 2021 follow-on offering (the “2021 Follow-On Offering”) during the putative class period of October 14, 2020 through May 11, 2021.

On June 30, 2021, a second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933 (“Keippel Action”). The Keippel Action similarly alleged misstatements and/or omissions in certain of the Company’s registration statements and prospectuses related to the Company’s IPO, the Company’s 2020 Follow-On Offering, and the Company’s 2021 Follow-On Offering during the putative class period of October 14, 2020 through May 11, 2021. On July 6, 2021, the Court entered an order that the Keippel Action was in all material respects substantially similar to the Plymouth Action, that both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court accordingly consolidated the Keippel Action with the Plymouth Action for all pretrial purposes and ordered all filings to be made in the Plymouth Action.
On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“First Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934.

On July 30, 2021, a second and related verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“Second Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second Derivative Action was consolidated with the First Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.
On September 21, 2021, the Court appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiff in the Plymouth Action. The deadline for the lead plaintiff to file an amended complaint in the Plymouth action was originally November 19, 2021, but was subsequently extended by agreement of the parties and further order of the Court.
On December 7, 2021, an amended class action complaint was filed by lead plaintiff in the Plymouth Action against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Exchange Act of 1933, on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s securities during the period from October 14, 2020 through May 11, 2021 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint alleges misstatements and/or omissions in: (1) certain of the Company’s registration statements and prospectuses related to the Company’s IPO, the Company’s 2020 Follow-On Offering, and the Company’s 2021 Follow-On Offering; (2) in the Company’s annual report and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (3) in the Company’s November 5, 2020 and March 9, 2021 earnings calls.
Consistent with the individual rules of practice for the Court in the Plymouth Action, on January 24, 2022, the defendants in the Plymouth Action, including the Company and certain of its officers and directors named as defendants therein, served on lead plaintiff and the Court a letter outlining why the Consolidated Amended Complaint should be dismissed in its entirety. Lead plaintiff must respond to that letter on or before February 23, 2022, stating the extent, if any, to which lead plaintiff concurs with the defendants’ objections and the amendments, if any, to be made to the Consolidated Amended Complaint to address them, or else stating the reasons and controlling authority that lead plaintiff asserts supports the Consolidated Amended Complaint. If, as a result of this exchange of letters, the parties have failed to resolve their dispute about the sufficiency of the Consolidated Amended Complaint, then, on or before March 21, 2022, defendants must submit a letter to the Court setting forth the reason why a motion dismiss is warranted.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock, par value US$0.001 per share, began trading on the Nasdaq Global Market under the symbol “ARRY” on October 15, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record
As of March 31, 2022, there were approximately 8 stockholders of record of our common stock, which does not include shares held in street name.

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

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock relative to the cumulative total returns of and Russel 2000 Index, our 2020 Peer Group Index and our 2021 Peer Group Index, which both represent a peer group of solar companies. For purposes of the graph, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the Russel 2000 Index and our 2020 Peer Group and 2021 Peer Group on October 15, 2020, and its relative performance is tracked through December 31, 2021. This graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities
Series A Redeemable Perpetual Preferred

On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which on August 11, 2021, the Company issued and sold to certain investors (the “Purchasers”) 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock”), and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. The Company used net proceeds from the Initial Closing of $334.6 million to repay all of the outstanding amounts under the Company’s existing Revolving Credit Facility (as defined below) and prepaid $100 million under the Company’s Term Loan Facility (as defined below) and for general corporate purposes. The Purchaser is entitled to designate one representative to be appointed to the Company’s board of directors, and to appoint three non-voting observers to the board of directors, in each case until such time as the Purchaser no longer beneficially own shares of the Series A Redeemable Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below). The Series A Redeemable Perpetual Preferred Stock has no maturity date. The securities issued pursuant to the Securities Purchase Agreement were offered, issued and sold in reliance upon the exemption from the registration requirements of the Securities Act set forth under Section 4(a)(2) of the Securities Act.
For more information regarding the Series A Redeemable Perpetual Preferred Stock and our unregistered sales of equity securities, see Note 11 - Redeemable Perpetual Preferred and Note 10 - Convertible Debt in the accompanying consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

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

Overview
We are one of the world’s largest manufacturers of ground-mounting systems used in solar energy projects. Our principal product is an integrated system of steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers generate more energy and deliver a lower LCOE than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the United States use trackers.
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
We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the year ended December 31, 2021, we derived 97% and 3% of our revenues from customers in the United States and rest of the world, respectively.
We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of December 31, 2021, we had 471 full-time employees.

Acquisition of STI
On January 11, 2022 (the “Closing Date”), the Company completed the previously announced STI Acquisition, pursuant to that certain definitive agreement (the “Purchase Agreement”), dated as of November 10, 2021, by and among Array Tech, Inc, a wholly-owned subsidiary of the Company, Amixa Capital, S.L. and Aurica Trackers, S.L., each a company duly organized under the laws of the Kingdom of Spain, and Mr. Javier Reclusa Etayo.
In accordance with the Purchase Agreement, the Company paid closing consideration to STI consisting of $410.5 million in cash (the “Cash Consideration”) and 13,894,800 shares of the Company’s common stock (the “Stock Consideration”). The fair value of the cash and common stock consideration was $610.7 million and resulted in the Company owning 100% of the interests in STI. The Company is in the process of performing a valuation of the acquisition assets and liabilities and the related accounting impact.
The purchase price will be increased by the amount that is four times the audited Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the target less €47.0 million ($53.5 million at current exchange rates), such that the amount of contingent consideration is subject to a cap of €45.0 million ($52.0 million at current exchange rates).
In connection with the entry into the Purchase Agreement, the Company entered into a debt commitment letter dated November 10, 2021 pursuant to which third-party financial institutions have committed, subject to the satisfaction of standard conditions, to provide the Company with a bridge loan facility in aggregate principal amount of up to $300 million. The Company was able, however, to finance the transaction and related fees and expenses with cash on hand, borrowings under its senior credit facilities, proceeds from our option to require the holders of our Series A Redeemable Perpetual Preferred Stock to purchase additional shares of Series A Redeemable Perpetual Preferred Stock, and through the proceeds of its Convertible Notes Offering.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, the Company entered into the Securities Purchase Agreement with an investment vehicle of funds affiliated with Blackstone Inc. (the “Purchaser”). Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of Series A Redeemable Perpetual Preferred Stock, having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of the Company’s Common Stock, for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, the Company has issue and sold to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776 on September 27, 2021. For more information related to the Series A Redeemable Perpetual Preferred Stock, see Note 11 - Redeemable Perpetual Preferred, to the accompanying consolidated financial statements.

In connection with the Stock Purchase Agreement and the Certificate of Designations governing the Series A Redeemable Perpetual Preferred Stock (see Note 11 - Redeemable Perpetual Preferred), on January 7, 2022, the Company issued and sold to the Purchasers 50,000 shares of Series A Redeemable Perpetual Preferred Stock and 1,125,000 shares of Common Stock in an Additional Closing for an aggregate purchase price of $49,376,125.

Update on the Impact of COVID-19
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. With the second wave of the pandemic including variants of COVID-19, we continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. We expect persistent waves of COVID-19 to remain a headwind into the near future. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations resulting in reduced margins due to the rise in steel and other commodity costs and as well as logistics delays and costs. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material,” as disclosed in Part II, “Item 1A. Risk Factors.”

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

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including purchased components, as well as costs related to shipping, tariffs, customer support, product warranty, personnel and depreciation of test and manufacturing equipment. Personnel costs in cost of revenue includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation; economies of scale resulting in lower component costs, and improvements in production processes and automation. In 2021, our business has been impacted by the Covid-19 pandemic by increased raw materials and shipping costs and delays which has resulting in reduced margins and in certain instances have incurred remediation costs and liquidated damages owed to the customer. We have modified our processes in order to decrease the impact on our margins of these cost increases however we do not know how long the current operating environment will persist. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.
Gross profit may vary from quarter to quarter and is primarily affected by our ASPs, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 150 as of December 31, 2019 to approximately 177 as of December 31, 2020 to approximately 210 at December 31, 2021, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

General and administrative expenses
General and administrative expenses consist primarily of salaries, equity-based compensation, employee benefits and payroll taxes related to our executives, sales, finance, human resources, information technology, engineering and legal organizations, as well as travel, facilities costs, marketing, bad debt and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect an increase in the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. The majority of our sales in 2021 were in the United States; however, during the year we expanded our international presence with additional global sales staff. We currently have a sales presence in the United States, Australia, the U.K. and Brazil. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also expect that as a public company we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company. We also anticipate an increase in our spend related to product innovation as we hire additional engineering resources and increase our external research and development spend.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the earn-out and the TRA entered into with Ron P. Corio, a former indirect stockholder, concurrent with the acquisition of Patent LLC by ATI Investment Parent, LLC (“Former Parent”).
The earn-out liability was recorded at fair value as of July 8, 2016 (the “Acquisition Date”) and subsequent changes in the fair value are recognized in earnings. Fair value of the earn-out liability is measured based upon the expected return of investment of Former Parent, among other things. Cash payments related to the earn-out liability are required to be evaluated upon the occurrence of certain events, including the consummation of an initial public offering; the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares of Former Parent held by Oaktree Power Opportunities Fund IV (Delaware) Holdings, L.P. and Oaktree ATI Investors, L.P. to a third-party; the sale of equity securities or assets of Former Parent, ATI Investment Sub, Inc. (“Investment Sub”) or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, Investment Sub, or the Company. Our IPO, the cash distribution of $589 million that we paid to ATI Investment Parent, LLC upon the closing of our IPO, and our 2020 Follow-on Offering required the Company to make a cash payment of $9.1 million in October 2020 and $15.9 million in December 2020. As a result of these payments our earn-out liability has been paid in full.
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

Income Tax Expense
We are subject to federal and state income taxes in the United States and certain foreign markets. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Results of Operations

The following tables set forth our consolidated statement of operations (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenue	$853,318	$872,662	$(19,344)	(2)%
Cost of revenue	770,459	669,861	100,598	15%
Gross profit	82,859	202,801	(119,942)	(59)%

Operating Expenses
General and administrative	80,974	55,634	25,340	46%
Contingent consideration	2,696	26,441	(23,745)	(90)%
Depreciation and amortization	23,930	25,514	(1,584)	(6)%
Total operating expenses	107,600	107,589	11	—%

(Loss) income from operations	(24,741)	95,212	(119,953)	(126)%

Other expense
Other expense, net	(905)	(2,305)	(1,400)	(61)%
Interest expense	(35,475)	(15,129)	20,346	134%
Total other expense	(36,380)	(17,434)	18,946	109%
Income (loss) before income tax expense (benefit)	(61,121)	77,778	(138,899)	(179)%
Income tax expense (benefit)	(10,718)	18,705	(29,423)	(157)%
Net (loss) income	$(50,403)	$59,073	$(109,476)	(185)%

Comparison of the years ended December 31, 2021 and 2020
Revenue
Revenue decreased by $19.3 million, or 2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Total MW delivered increased by approximately 19% for the year ended December 31, 2021 due to increased demand for our products.

Cost of Revenue and Gross Profit
Cost of revenue increased by $100.6 million, or 15%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the cost of raw materials and logistics increasing in 2021. Gross profit as a percentage of revenue decreased from 23.2% for the year ended December 31, 2020 to 9.7% for the year ended December 31, 2021. The decrease in Gross Profit as percentage of revenue reflects the higher commodity and logistics prices which we did not fully pass through to our customers via price increases.

Operating Expenses:

General and administrative
General and administrative expenses increased by $25.3 million, or 46%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in general and administrative expense relates to a $11.5 million expense increase in equity-based compensation during the year ended December 31, 2021 compared to the prior year due to the acceleration of the Class B awards that occurred in 2021. Further, in 2021, we had higher legal and professional fees of approximately $7 million due to higher capital markets activity, M&A activity, as well as on-going securities litigation. In addition, in 2021 we had higher insurance costs of approximately $4 million as this was our first full year as a public company. Finally, we added headcount in 2021 to support growth, innovation, and to ensure operational execution; however, the increased costs related to these additions was largely offset by a reduction in variable compensation

Contingent consideration
Contingent consideration expense decreased by $23.7 million, or 90%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to an increase in the fair value of our earn-out obligation in the prior year period for which there was no corresponding increase in the current year period.

Depreciation
Depreciation expense for the year ended December 31, 2021 was similar to the year ended December 31, 2020 as we did not add any significant capital assets.

Amortization of intangibles
Amortization of intangibles for the year ended December 31, 2021 was similar to the year ended December 31, 2020 as we did not add any significant intangible assets.

Interest expense
Interest expenses increased by $20.3 million, or 134%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to interest on the higher average balance of our Term Loan Facility and Revolving Facility which were not outstanding during the year ended December 31, 2020. In addition, $9.6 million in capitalized fees and discount was written off in 2021 in connection with unscheduled principal payoffs that occurred in February and August of 2021. As of December 31, 2021, we had $326.8 million outstanding under the Term Loan and no balance outstanding under the Revolving Senior Facility, as it was paid off in August 2021. The Convertible Notes issued in December of 2021 have a balance of $425.0 million as of December 31, 2021.

Income tax expense (benefit)
Income tax expense decreased by $29.4 million, or 157% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our effective tax rate was 17.5% for year ended December 31, 2021 and 24.0% for the year ended December 31, 2020. The reduction in the effective tax rate is primarily related to unfavorable non-deductible costs for equity-based compensation and our 2021 Follow-on Offering for the year ended December 31, 2021, a favorable tax benefit related to an NOL carryback as a result of the CARES Act in the year ended December 31, 2020, and the level of earnings in each period.

Net income (loss)
As a result of the factors discussed above, our net income decreased by $109.5 million, or 185%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Comparison of the years ended December 31, 2020 and 2019

A discussion and analysis covering the comparison of the year ended December 31, 2020 to the year ended December 31, 2019 is included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2021.

Restatement of Quarterly Financial Data
The Company has restated its unaudited interim financial statements for the three months ended March 31, 2021, the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021. Detailed restatements of the Company's consolidated quarterly financial statements are provided in Note 22.

The following unaudited quarterly statements of operations data for each of the four quarters in the period ended December 31, 2021 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

The Company restated previously issued interim statements for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and for the six months ended June 30, 2021 and the for the nine months ended September 30, 2021 (the “Non-Reliance Periods”). See Note 22, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for the impact of these adjustments on each of the first three quarters of fiscal 2021.

	Three Months Ended
(in thousands)	March 31, 2021 As Restated	June 30, 2021 As Restated	September 30, 2021 As Restated	December 31, 2021
Revenue	$248,240	$196,516	$188,686	$219,876
Gross profit	46,166	20,507	5,897	10,289
Income (loss) before income tax expense (benefit)	6,274	(7,347)	(32,922)	(27,126)
Income tax expense (benefit)	1,698	(1,830)	(5,361)	(5,225)
Net income (loss)	4,576	(5,517)	(27,561)	(21,901)
Dividends and accretion	—	—	(5,479)	(10,236)
Net income (loss) to common stockholders	$4,576	$(5,517)	$(33,040)	$(32,137)
Earnings (loss) per share basic and diluted	$0.04	$(0.04)	$(0.25)	$(0.24)

Liquidity and Capital Resources
Historical Cash Flow

The following table compares the historical cash flow (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(263,187)	$(122,205)	$386,073
Net cash used in investing activities	(15,332)	(1,338)	(1,697)
Net cash provided by (used in) financing activities	537,748	(129,273)	(63,945)
Net change in cash and cash equivalents	$259,229	$(252,816)	$320,431

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. In December 2019, a novel strain of coronavirus, SARS-CoV-2, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, adversely impacting our business and causing us to experience decreased margins and thus decreased cash from operations. Due to strained logistics issues, we have experienced an increase in our unbilled revenues and also in some instances, liquidated damages owed to our customers. Unbilled receivables, which represent temporary timing differences between shipments made and billing milestones achieved, were $111.2 million and $18.1 million of the accounts receivable balances as of December 31, 2021 and 2020, respectively. These amounts have not been billed because we are waiting for agreed upon billing stipulations such as billing on a specified date of the month or upon completion of mega-watt deliveries. The unbilled balance has increased as of December 31, 2021 due to global challenges with supply chain logistics and labor shortages in some instances causing delays in delivering specific components to complete a mega-watt delivery. These will be invoiced once the commercial criteria have been met at which point we will invoice and expect payment within 30 to 60 days.
We have taken mitigating steps to overcome the economic challenges but cannot be certain the timing of when we will achieve better margins. In response to the recent challenging environment, we continuously evaluate our ability to meet our obligations over the next 12 months. We have sufficient liquidity as well as financing options available to fund current and future commitments.
As of December 31, 2021, our cash was $367.7 million. Net working capital as of December 31, 2021 was $606.7 million.
In December of 2021, we issued $425.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028, as further discussed below.
In August of 2021, we issued 350,000 shares of Series A Redeemable Perpetual Preferred Stock and 7,098,765 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $346 million, as further described below.
In January 2022, we issued 50,000 of Series A Redeemable Perpetual Preferred Stock, and 1,125,000 shares of our Common Stock, par value $0.001 per share, in an Additional Closing for an aggregate purchase price of $49,376,125.
As of March 31, 2022, we estimate our cash on hand to be $40.4 million and the balance available to be drawn on the Revolving Credit Facility was $114.8 million, however, we had limited ability to draw on the available balance due to debt covenants.

As of December 31, 2021, we had outstanding borrowings of $326.8 million under the Term Loan Facility and $186.4 available of our $200.0 million commitment under our Revolving Credit Facility.

Operating Activities
For the year ended December 31, 2021, cash used by operating activities was $263.2 million primarily due to lower gross profit on projects delivered due to rapid increases in commodity and logistic costs which we were not able to fully pass on to our customers. Additionally, the cash used in operating activities reflects $96.6 million in cash used to build inventory due to growth in demand coupled with longer shipping lead-times leading the Company to carry more safety stock. Finally, the increase in accounts receivable used $118.4 million in cash during 2021 driven by increased sales coupled with a number of large projects not reaching billing milestones at the end of the year.
For the year ended December 31, 2020 cash provided by operating activities was $122.2 million, primarily due to payments to our suppliers for products that were paid for by customers in 2019, but that we did not ship until 2020. In order for our customers to take advantage of the ITC credit, we received payment on these projects in the fourth quarter of 2019.

Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $15.3 million primarily attributable to a $12 million investment in equity securities.
For the year ended December 31, 2020, net cash used in investing activities was $1.3 million primarily attributable to the purchase of property and equipment.

Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $537.7 million of which $225.0 million was proceeds from the offering of our Series A Redeemable Perpetual Preferred Stock and $120.6 million from the proceeds of the sale of common stock, each of which that closed on August 11, 2021, $413.3 million in proceeds from the issuance of the Convertible Notes, $126.0 million was from proceeds under the Revolving Facility, offset by a $133.2 million payment on the Term Loan Facility, a $126.0 million payment of the Revolving Credit Facility, $11.1 million in equity issuance costs associated with the Series A and $6.6 million in fees paid on the Senior Secured Credit Facility and to increase the limit on the Revolving Facility by $50.0 million.
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

Acquisition of STI
On January 11, 2022 (the “Closing Date”), the Company completed the previously announced STI Acquisition, pursuant to that certain definitive agreement (the “Purchase Agreement”), dated as of November 10, 2021, by and among Array Tech, Inc, a wholly-owned subsidiary of the Company, Amixa Capital, S.L. and Aurica Trackers, S.L., each a company duly organized under the laws of the Kingdom of Spain, and Mr. Javier Reclusa Etayo.
In accordance with the Purchase Agreement, the Company paid closing consideration to STI consisting of $410.5 million in cash (the “Cash Consideration”) and 13,894,800 shares of the Company’s common stock (the “Stock Consideration”). The fair value of the purchase consideration was $610.7 million and resulted in the

Company owning 100% of the interests in STI. The Company is in the process of performing a valuation of the acquisition assets and liabilities and the related accounting impact.
The purchase price will be increased by the amount that is four times the audited EBITDA of the target less €47.0 million ($53.5 million at current exchange rates), such that the amount of contingent consideration is subject to a cap of €45.0 million ($52.0 million at current exchange rates). Subsequent to December 31, 2021, it was determined that the targets were not met.
The Company financed the STI Acquisition and related fees and expenses with cash on hand, the sale and proceeds from the Convertible Notes, and $50.0 million in proceeds from the Delayed Draw.

1.00% Convertible Senior Notes due 2028
On December 3, 2021 and December 9, 2021, the Company completed a private offering of $375 million and $50 million over allotment, respectively, in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”) resulting in proceeds of $364.7 million and $48.6 million, respectively, after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.
The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted redeemed or repurchased. The Convertible Notes will bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, the Company entered into the Securities Purchase Agreement with an investment vehicle of funds affiliated with Blackstone Inc. (the “Purchaser”) Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of the Series A Redeemable Perpetual Preferred Stock, having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of the Company’s Common Stock, for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company has agreed to issue and sell to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. For more information related to the Series A Redeemable Perpetual Preferred Stock, see Note 11 - Redeemable Perpetual Preferred, to the accompanying consolidated financial statements.

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
Direct costs associated with the issuance of the Securities were $11.1 million, which along with the $4.4 million discount, have been accounted for as a reduction in the proceeds of the Securities. These net proceeds of $334.6 million have been allocated on the balance sheet to the Series A Redeemable Perpetual Preferred Stock of $229.8 million, common stock of $105.4 million and additional paid-in capital of $12.4 million for the committed financing put right. The Company has presented the Series A Redeemable Perpetual Preferred Stock in temporary equity and accreting the carrying, amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $7.4 million for the year ended December 31, 2021.

The Company accreted the regular cash rate of dividends of 5.75% to the liquidation preference amount of the Series A Redeemable Perpetual Preferred Stock, or $8.2 million in dividends, for the year ended December 31, 2021.

Discussion of 2019 Historical Cash Flows

A discussion and analysis covering historical cash flows for the year ended December 31, 2019 is included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2021.

Debt Obligations
1.00% Convertible Senior Notes due 2028
On December 3, 2021 and December 9, 2021, the Company completed a private offering (the “Convertible Notes Offering”) of $375 million and $50 million over allotment, respectively, in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 resulting in proceeds of $364.7 million and $48.6 million, respectively, after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.
The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted redeemed or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.
The Convertible Notes were not convertible during the quarter ended December 31, 2021 and none have been converted to date. Also, given the average market price of the common stock has not exceeded the exercise price since inception, there was no impact to the diluted earnings per share for the quarter ended December 31,2021.

Senior Secured Credit Facility
On October 14, 2020, we entered into a senior secured credit facility which was amended on February 23, 2021 by the first amendment and on February 26, 2021 by the second amendment. The senior secured facility consisted originally of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 23, 2021, we entered into the first amendment (“First Amendment”) to our Senior Secured Credit Facility. The First Amendment, in the case of Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This results in our current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment. On February 26, 2021, we entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of December 31, 2021 is 4.9%. The Term Loan Facility has an annual excess cash flow calculation beginning with the year ended December 31, 2021, which could require the Company to make advance principal payments. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $23.3 million at December 31, 2021. As of December 31, 2021, the Term Loan Facility had a balance of $326.8 million. We are in compliance with all covenants as of December 31, 2021.

Letters of Credit

Under the Revolving Credit Facility, the Company had no outstanding balance, $13.6 million in standby letters of credit and availability of $186.4 million under the Revolving Credit Facility as of December 31, 2021; however, we had limited ability to draw on the available balance due to debt covenants..

Interest Rate
The interest rates applicable to the loans under the Term Loan Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted London Interbank offered rate (“LIBOR”) as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 300 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the LIBOR for the relevant currency, adjusted for statutory reserve requirements, and (b) 100 basis points, plus, in each case, the applicable margin of 400 basis points per annum.
The interest rates applicable to the loans under the Revolving Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 225 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the LIBOR for the relevant currency, adjusted for statutory reserve requirements, and (b) 50 basis points, plus, in each case, the applicable margin of 325 basis points per annum.
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
The Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control. As of December 31, 2021, the Company was in compliance with all the required covenants.

Surety Bonds
As of December 31, 2021, we posted surety bonds in the total amount of approximately $160.4 million. We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions. The critical accounting estimates discussed below are estimates made in accordance with U.S. GAAP that we believe involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Revenue Recognition
Under ASC 606, Revenue from Contracts with Customers (“ASC 606), the Company recognizes revenues from the sale of solar tracking systems and parts and determines its revenue recognition through the following steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations within the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations within the contract; and (v) recognition of revenue when, or as the performance obligation has been satisfied.

Performance Obligations
The majority of the Company’s contracts with customers are accounted for as one performance obligation, because the Company is integrating the solar tracker system components and related services as part of a single project. Certain contracts associated with customers using the federal investment tax credit (“ITC”) for solar energy projects and other standalone tracker component sales are accounted for as multiple performance obligations because some of these contracts consist of orders for tracker system components without certain of the related services.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company uses the expected cost-plus margin approach to estimate the standalone selling price of each performance obligation.

In contracts with one performance obligation, the Company’s performance obligation is satisfied over-time as control is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation using an input (i.e., “cost to cost”) method. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
Revenue recognized for the Company’s ITC related contracts and standalone system component sales are recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms. In certain situations, when product is still in our custody, and title and risk of loss has passed to the customer (known as bill-and-hold arrangement), revenue will be recognized when all the specific requirements for transfer of control under a bill-and-hold arrangement have been met. In assessing the recognition of revenue, the Company also evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period.
Contracts are often modified through change orders to account for changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of change orders are not distinct within the context of the original contract and, therefore, not treated as separate performance obligations but rather as a modification of the existing contract and performance obligation.

Contract Estimates
Accounting for contracts utilizing the cost-to-cost measure of progress is based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include the cost and availability of materials. The cost estimation process for recognizing revenues over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and finance professionals. The Company reviews and updates its contract-related estimates on an ongoing basis and recognizes adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheet, recorded on a contract-by-contract basis at the end of each reporting period. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e. unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. As of December 31, 2021 and December 31, 2020, contract assets consisting of unbilled receivables totaling $111.2 million and $18.1 million, respectively, were recorded within accounts receivable on the consolidated balance sheet. The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e. deferred revenue) relate to advanced orders and payments received by the Company and are the result of customers looking to take advantage of certain U.S. federal tax incentives set to decrease at the end of 2019. Based on the terms of the tax incentives the customer must pay for the goods prior to December 31, 2019 which accounts for the increase in the advanced orders and payments and the resulting deferred revenue. As of December 31, 2021 and December 31, 2020, contract liabilities consisting of deferred revenue was presented separately on the consolidated balance sheets.

Product Warranty
The Company offers an assurance type warranty for its products against manufacturer defects and does not contain a service element. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary.

Inventory Valuation
Inventories consist of raw materials and finished goods. Inventories are stated at the lower of cost or estimated net realizable value using the weighted average method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values which require estimates by management.

Contingent Consideration
Tax Receivable Agreement
Concurrent with Former Parent’s acquisition of Patent LLC, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into the TRA with Ron P. Corio, a former indirect stockholder. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in general and administrative in the Company’s consolidated statement of operations. The TRA obligations were recorded at acquisition-date fair value at inception and is classified as a liability. The TRA will generally provide for the payment by Array Tech, Inc. (f/k/a Array Technologies, Inc.) to Ron P. Corio, our indirect stockholder, for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc. (f/k/a Array Technologies, Inc.) from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating the amount of payments that may be made under the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Ron P. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA. As of December 31, 2021 and December 31, 2020, the estimated fair value of the TRA is $14.6 million and $19.7 million, respectively, which has been recorded as a liability. Subsequent changes in fair value of the TRA will be recognized in earnings.

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

Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Preferred Stock issued in connection with the Securities Purchase Agreement, as described in Note 11 - Redeemable Perpetual Preferred in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K, is classified as temporary equity in the accompanying consolidated financial statements. The Company elected the accreted redemption value method under which is accretes changes in redemption value over the period from the date of issuance of the Series A Redeemable Preferred Stock to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Redeemable Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes.

Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

Concentrations of Major Customers
Our customer base consists primarily of solar contractors and utilities. We do not require collateral on our trade receivables. For the year ended December 31, 2021, our largest customer and five largest customers constituted 12.6% and 46.0% of total revenues, respectively. Two customers made up 22.7% of revenue and are the only customers greater than 10% of total revenue for the year ended December 31, 2021. For the year ended December 31, 2020, our largest customer and five largest customers constituted 11.2% and 40.9% of total revenues, respectively. Two customers made up 21.5% of revenue and are the only customers constituting greater than 10% of total revenue for the year ended December 31, 2020. The loss of any one of our top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, our trade accounts receivable are from companies within the solar industry and, as such, the Company is exposed to normal industry credit risks. As of December 31, 2021, our largest customer and five largest customers constituted 17.6% and 44.6% of trade accounts receivable, respectively. As of December 31, 2019, our largest customer and five largest customers constituted 0.1% and 20.9% of trade accounts receivable, respectively. We continually evaluate our reserves for potential credit losses and establishes reserves for such losses.

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

Interest Rate Risk
As of December 31, 2021, our long-term debt totaled $711.0 million. We have interest rate exposure with respect to the $326.8 million balance due to the variable interest rate. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.6 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses that existed in our internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2021, due to the material weaknesses listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting at December 31, 2021:

Control Environment and Monitoring – We did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) the lack of a sufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, and (ii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities – These material weaknesses contributed to the following additional material weaknesses within certain business processes:

•Inventory – We did not appropriately design and implement controls over the existence, accuracy, and cutoff of inventory. As previously reported, we identified a material weakness relating to inventory cut-off and in-transit inventory, which continued to exist at December 31, 2021. In addition, we identified a material weakness relating to ineffective controls over our year-end inventory reconciliation process, which resulted in adjustments being recorded as of December 31, 2021.
•Revenue Recognition – We did not design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we did not maintain effective controls relating to (1) the identification and recognition of performance obligations for customer contracts, and (2) evaluation of customer contracts for potential combination, which resulted in adjustments being recorded as of December 31, 2021, and restatement of the Company’s interim unaudited consolidated financial statements during 2021.
•Accounts Receivable – We did not design, implement and maintain effective controls over the existence of accounts receivable. Specifically, we did not design controls at an appropriate precision level to identify material misstatements, which resulted in balance sheet adjustments being recorded as of December 31, 2021.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plan for Existing Material Weaknesses
We have begun the process of, and we are focused on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. Our planned internal control remediation efforts include the following:

Control Environment and Monitoring – Consistent with the COSO 2013 Framework, Principle 4, attracting, developing, and retaining competent personnel, we have recently hired a Chief Accounting Officer who will provide an additional level of technical accounting expertise, oversight, and monitoring of the design and performance of both existing and newly implemented controls as noted below. We will continue to hire in 2022, additional accounting and IT personnel in 2022 to bolster our accounting and IT capabilities and capacity, and we will concentrate on retaining key accounting, IT, and operational personnel. These actions will further serve to remediate the noted material weakness under the COSO 2013 Framework, Principle 16, by enhancing the efforts towards separate evaluations regarding the presence and functionality of the components of internal control, specifically in the areas of inventory, revenue recognition, and accounts receivable, as noted below.

Control Activities:
•Inventory – We will enhance the design of existing controls and implement new controls over the accounting, processing, and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. Additionally, we have implemented processes to ensure timely identification and evaluation of inventory cut-off and are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We also plan to deploy information system enhancements and better use of current system capabilities in order to improve the accuracy of inventory cut-off, reporting, and reconciliation.
•Revenue Recognition – We will enhance the design of existing controls and implement new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We will also design and implement more precise reviews regarding evaluation of contract terms and whether contracts should be combined. These reviews will include increased contract analysis from our legal team as well as ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.
•Accounts Receivable – We will enhance the design of existing controls and implement new controls over the processing and review of accounts receivable billings. We also plan to supplement our accounting staff with more experienced personnel. Additionally, we will evaluate information system capabilities in order to reduce the manual calculations within this business process.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of the company’s internal control over financial reporting as of December 31, 2021, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting.
During the quarter ended December 31, 2021, except for the changes discussed above, there have been no other no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

We maintain a website at www.arraytechinc.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.
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

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
2.1+	Purchase Agreement, dated November 10, 2021, by and among Array Technologies, Inc., Array Tech, Inc., Amixa Capital, S.L., Aurica Trackers, S.L., and Mr. Javier Reclusa	8-K	11/12/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	08/11/2021	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act	10-K	03/10/2021	4.1
4.2	Indenture, dated December 3, 2021, among Array Technologies, Inc. and U.S. Bank National Association	8-K	12/07/2021	4.1
4.3	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.1)	8-K	12/07/2021	4.2
10.1	Registration Rights Agreement, dated October 19 by and among Array Technologies, Inc. and certain holders identified therein	8-K	10/19/2020	10.1
10.2	Registration Rights Agreement, dated August 10, 2021, by and between Array Technologies, Inc. and BCP Helios Aggregator L.P.	8-K	08/11/2021	10.2
10.3	Registration Rights Agreement, dated January 11, 2022, by and among Array Technologies, Inc. and the holders identified therein	8-K	01/11/2022	10.1
10.4	Securities Purchase Agreement, dated August 10, 2021, by and between the Company and BCP Helios Aggregator L.P.	8-K	08/11/2021	10.1
10.5	Credit Agreement, dated October 14, 2020, by and among Array Technologies, Inc., as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	10/19/2020	10.2
10.6	Amended and Restated ABL Credit and Guarantee Agreement, dated March 23, 2020, by and among ATI Investment Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	S-1/A	10/14/2020	10.1
10.7	Tax Receivable Agreement, dated July 8, 2016, between Array Technologies, Inc. and Ron P. Corio	S-1/A	10/14/2020	10.3

Number	Description of Document	Form	Date	No.
10.8	Form of Array Technologies, Inc. 2020 Long-Term Incentive Plan	S-1/A	10/14/2020	10.7
10.9	Earnout Agreement, dated June 23, 2016, by and among ATI Investment Parent, LLC, ATI Investment Sub, Inc., Array Technologies, Inc., and the seller parties thereto	S-1/A	10/14/2020	10.8
10.10	Employment Offer Letter, dated August 7, 2018, between Array Technologies, Inc. and Stuart Bolland	S-1/A	10/14/2020	10.9
10.11	Amendment to Employment Offer Letter, dated May 25, 2019, between Array Technologies, Inc. and Stuart Bolland	S-1/A	10/14/2020	10.7
10.12	Employment Offer Letter, dated April 25, 2018, between Array Technologies, Inc. and Jim Fusaro	S-1/A	10/14/2020	10.8
10.13	Employment Offer Letter, dated December 19, 2016, between Array Technologies, Inc. and Jeff Krantz	S-1/A	10/14/2020	10.9
10.14	Amendment to Employment Offer Letter, dated May 23, 2019, between Array Technologies, Inc. and Jeff Krantz	S-1/A	10/14/2020	10.1
10.15	Offer Letter, dated as of April 3, 2022, by and between Array Technologies, Inc. and Kevin Hostetler	8-K	04/05/2022	10.1
10.16	Array Technologies, Inc. Executive Severance and Change in Control Plan	8-K	04/05/2022	10.2
10.17	Separation Agreement, dated as of March 31, 2022, by and between Array Technologies, Inc. and Jim Fusaro	8-K	04/05/2022	10.3
10.18	Form of Director and Officer Indemnification Agreement	S-1/A	10/14/2020	10.11
10.19	Employment Agreement Terms	10-K	03/10/2021	10.13
10.20	Amendment No. 1, dated February 23, 2021, to the credit agreement by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	10-K	03/10/2021	10.14
10.21	Amendment No. 2, dated February 26, 2021, to the credit agreement by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	8-K	03/02/2021	10.1
10.22	Form of Capped Call Confirmation	8-K	12/07/21	10.1
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Number	Description of Document	Form	Date	No.
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*	Interactive Data Files
104*	Cover Page Interactive Data Files
03/10/2021

* Filed herewith
** Furnished herewith
+ Exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(a)(5) and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16. Form 10–K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 2022.

Array Technologies, Inc.
By:	/s/ Jim Fusaro
Jim Fusaro
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jim Fusaro	Chief Executive Officer	April 6, 2022
Jim Fusaro	(Principal Executive Officer)

/s/ Nipul Patel	Chief Financial Officer	April 6, 2022
Nipul Patel	(Principal Financial and Accounting Officer)

/s/ Brad Forth	Chairman of the Board of Directors	April 6, 2022
Brad Forth

/s/ Paulo Almirante	Member of the Board of Directors	April 6, 2022
Paulo Almirante

/s/ Troy Alstead	Member of the Board of Directors	April 6, 2022
Troy Alstead

/s/ Orlando D. Ashford	Member of the Board of Directors	April 6, 2022
Orlando D. Ashford

/s/ Ron P. Corio	Member of the Board of Directors	April 6, 2022
Ron P. Corio

/s/ Jayanthi Iyengar	Member of the Board of Directors	April 6, 2022
Jayanthi Iyengar

/s/ Bilal Kahn	Member of the Board of Directors	April 6, 2022
Bilal Kahn

Signature	Title	Date
/s/ Gerrard Schmid	Member of the Board of Directors	April 6, 2022
Gerrard Schmid

INDEX TO FINANCIAL STATEMENTS
Array Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Array Technologies, Inc.
Albuquerque, New Mexico
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Array Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in member’s equity/stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 6, 2022 expressed an adverse opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2021 due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Issuance of the Security Purchase Agreement

As described in Notes 2 and 11 to the Company’s Consolidated Financial Statements, the Company entered into a Security Purchase Agreement, issuing shares of a newly designated Series A Redeemable Perpetual Preferred Stock of the Company and shares of the Company’s common stock for an aggregate purchase price of $346.0 million. The Company has the option to require the Purchaser to purchase, in one or more additional closings, additional shares of the Series A Redeemable Perpetual Preferred Stock and Common Stock. The Company evaluated the accounting for the instruments issued in the Securities Purchase Agreement and accounted for the Series A preferred stock as temporary equity on the consolidated balance sheets.

We identified the accounting evaluation of the Securities Purchase Agreement to be a critical audit matter. Significant judgments and highly complex technical accounting guidance are required in the determination of the scope of the applicable accounting guidance and appropriate balance sheet classification, including the identification and evaluation of embedded features potentially requiring bifurcation as derivatives as well as the determination of initial and subsequent recognition and measurement. Auditing these elements involved especially challenging and complex auditor judgment due to extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the contract terms related to the Securities Purchase Agreement.

•Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for issuance of the Security Purchase Agreement, including the Company’s consideration of relevant accounting standards to analyze the proper balance sheet classification, the embedded features, and the initial and subsequent recognition and measurement.

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating the appropriateness of Management’s application of relevant accounting guidance for the issuance of the Security Purchase Agreement.

Accounting for Convertible Debt

As described in Note 10 to the Company’s consolidated financial statements, on December 3, 2021 and December 9, 2021, the Company completed a private offering of $375 million and $50 million over allotment, respectively, in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “Notes”). The Notes contain certain redemption, conversion, and other features that require the Company to assess if such features are embedded derivatives that require bifurcation from the Notes and receive separate accounting treatment. The Company determined the embedded features did not require bifurcation from the Notes, and therefore were not accounted for separately.

We identified the accounting evaluation of embedded features in the Convertible Debt to be a critical audit matter because the evaluation of the appropriate accounting treatment for potential derivatives involved a high degree of auditor judgment and an increased extent of effort, including the extent of specialized skill or knowledge needed to evaluate the Company’s conclusions.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the contract terms included in various agreements related to the issuance of the Convertible Debt, including the indenture agreement and other agreements entered into on or around the issuance date to identify and assess the reasonableness of management's accounting treatment for the different embedded features as they impacted bifurcation conclusions.

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating the appropriateness of Management’s application of relevant accounting guidance for the issuance of the Convertible Debt.

Revenue Recognition of Certain Customer Contracts

As described in Note 2 to the Company’s consolidated financial statements, certain of the Company’s contracts are accounted for as multiple performance obligations because the delivery of the components and other services specified in the contract do not represent a single integrated project.

We identified the determination of multiple performance obligations in certain customer contracts and the timing of associated revenue recognition to be a critical audit matter because there was a significant amount of judgment exercised by management in identifying and evaluating terms and conditions of these customer contracts that impact the timing of revenue recognition. In addition, a material weakness was identified over the accounting associated with certain contracts. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to the identification of each distinct performance obligation and its pattern of delivery related to certain customer contracts.

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating the appropriateness of Management’s application of relevant accounting guidance for revenue recognition.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2016.
Austin, Texas
April 6, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Array Technologies, Inc.
Albuquerque, New Mexico

Opinion on Internal Control over Financial Reporting

We have audited Array Technologies, Inc.’s and Subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in member’s equity/stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as “the financial statements”) and our report dated April 6, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weakness have been identified and described in management’s assessment. These material weaknesses related to managements’ failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements; (2) the design and implementation of controls over the existence, accuracy, and cutoff of inventory; (3) the design, implementation and maintenance of effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”); and (4) the design, implementation and maintenance of effective controls over the existence of accounts receivable.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated April 6, 2022, on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Austin, Texas

April 6, 2022

Array Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$367,670	$108,441
Accounts receivable, net	236,009	118,694
Inventories, net	205,653	118,459
Income tax receivables	9,052	17,158
Prepaid expenses and other	33,649	12,423
Total current assets	852,033	375,175
Property, plant and equipment, net	10,692	9,774
Goodwill	69,727	69,727
Other intangible assets, net	174,753	198,260
Deferred tax assets	9,345	—
Other assets	26,429	3,088
Total assets	$1,142,979	$656,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$91,392	$82,755
Accounts payable - related party	610	2,232
Accrued expenses and other	38,494	29,164
Accrued warranty reserve	3,192	3,049
Income tax payable	60	8,814
Deferred revenue	99,575	149,821
Current portion of contingent consideration	1,773	8,955
Current portion of term loan	4,300	4,313
Other current liabilities	5,909	—
Total current liabilities	245,305	289,103
Long-term liabilities
Deferred tax liability	—	13,114
Contingent consideration, net of current portion	12,804	10,736
Other long-term liabilities	5,557	—
Long-term debt, net of current portion, debt discount and issuance costs	711,056	423,970
Total long-term liabilities	729,417	447,820
Total liabilities	974,722	736,923
Commitments and contingencies (Note 16)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 350,000 and none issued as of December 31, 2021 and 2020, respectively; liquidation preference of $350.0 million and none as of December 31, 2021 and 2020, respectively	237,462	—
Stockholders’ deficit
Preferred stock of $0.001 par value - 4,500,000 authorized; none issued as of December 31, 2021 and 2020, respectively	—	—

Array Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	December 31,
	2021	2020
Common stock of $0.001 par value - 1,000,000,000 authorized; 135,026,940 and 126,994,467 issued as of December 31, 2021 and 2020, respectively	135	127
Additional paid-in capital	202,562	140,473
Accumulated deficit	(271,902)	(221,499)
Total stockholders’ deficit	(69,205)	(80,899)
Total liabilities, redeemable perpetual preferred stock and stockholders’ (deficit)	$1,142,979	$656,024

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$853,318	$872,662	647,899
Cost of revenue	770,459	669,861	497,138
Gross profit	82,859	202,801	150,761

Operating expenses
General and administrative	80,974	55,634	41,212
Contingent consideration	2,696	26,441	640
Depreciation and amortization	23,930	25,514	25,500
Total operating expenses	107,600	107,589	67,352

Income (loss) from operations	(24,741)	95,212	83,409

Other expense
Other expense, net	(905)	(2,305)	(33)
Interest expense	(35,475)	(15,129)	(18,797)
Total other expense	(36,380)	(17,434)	(18,830)
Income before income tax expense (benefit)	(61,121)	77,778	64,579
Income tax expense (benefit)	(10,718)	18,705	24,834
Net income (loss)	(50,403)	59,073	39,745
Preferred dividends and accretion	(15,715)	—	—
Net income (loss) to common shareholders	$(66,118)	$59,073	$39,745
Earnings (loss) per share
Basic	$(0.51)	$0.49	$0.33
Diluted	$(0.51)	$0.49	$0.33
Weighted average number of shares
Basic	129,984	121,467	119,994
Diluted	129,984	121,514	119,994

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Member’s Equity/Stockholders’ Deficit
(in thousands)
For the years ended December 31, 2019 and 2020

			Common Stock		Additional paid-in capital	Retained Earnings	Total Member’s Equity/Stockholders’ Deficit
	Units	Amount	Shares	Amount
Balance, December 31, 2018	1	$264,474	—	$—	$—	$—	$264,474
Capital contribution	—	133	—	—	—	—	133
Equity-based compensation	—	799	—	—	—	—	799
Net income	—	39,745	—	—	—	—	39,745
Balance, December 31, 2019	1	305,151	—	—	—	—	305,151
Special distribution	—	(589,000)	—	—	—	—	(589,000)
Initial public offering of common stock, net of underwriting discounts and commissions	—	—	7,000	7	145,525	—	145,532
Deferred offering costs		—	—	—	(6,464)	—	(6,464)
Stock compensation expense	—	3,397	—	—	1,412	—	4,809
Net income (loss)	—	71,394	—	—	—	(12,321)	59,073
Corporate conversion and stock split	(1)	209,058	119,994	120	—	(209,178)	—
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Member’s Equity/Redeemable Perpetual Preferred Stock and Stockholders’ Equity/(Deficit) (continued)
(in thousands)
For the year ended December 31, 2021

	Temporary Equity			Permanent Equity
	Series A Redeemable Perpetual Preferred Stock			Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit		Total Stockholders’ Equity/(Deficit)
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, December 31, 2020	—	$—		—	$—	126,994	$127	$140,473	$(221,499)		$(80,899)
Equity-based compensation	—	—		—	—	157	—	13,562	—		13,562
Issuance of common stock, net	—	—		—	—	7,875	8	104,756	—		104,764
Issuance of Series A Preferred, net of fees	350	229,799		—	—	—	—	—	—		—
Premium on capped call, net of deferred tax	—	—		—	—	—	—	(40,514)	—		(40,514)
Preferred cumulative dividends	—	8,226		—	—	—	—	(8,226)	—		(8,226)
Payment of dividends	—	(8,052)		—	—	—	—	—	—	—	—
Preferred accretion	—	7,489		—	—	—	—	(7,489)	—		(7,489)
Net (loss)	—	—	(8,052)	—	—	—	—	—	(50,403)		(50,403)
Balance, December 31, 2021	350	$237,462	7,489	—	$—	135,026	$135	$202,562	$(271,902)		$(69,205)

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows used in (provided by) operating activities
Net income (loss)	$(50,403)	$59,073	$39,745
Adjustments to reconcile net income (loss) to net cash used in (provided by) operating activities:
Provision for (recovery of) bad debts	(467)	595	(3,986)
Deferred tax (benefit) expense	(10,102)	(2,739)	22,322
Depreciation and amortization	25,946	27,474	27,316
Amortization of debt discount and issuance costs	15,036	3,366	3,968
Interest paid-in-kind	—	3,421	2,832
Equity-based compensation	13,757	4,809	799
Contingent consideration	2,696	26,441	640
Warranty provision	516	953	1,387
Provision for inventory obsolescence	990	1,225	1,742
Changes in operating assets and liabilities
Accounts receivable	(116,848)	(23,038)	(40,708)
Inventories	(88,184)	28,340	(94,594)
Income tax receivables	8,106	(16,530)	9,941
Prepaid expenses and other	(21,226)	1,101	2,228
Accounts payable	8,637	(50,519)	105,481
Accounts payable - related party	(1,622)	—	—
Accrued expenses and other	9,133	10,913	(1,978)
Income tax payable	(8,754)	6,870	1,944
Lease liabilities	221	—	—
Contingent consideration	—	(25,000)	—
Deferred revenue	(50,619)	(178,960)	306,994
Net cash provided by (used in) operating activities	(263,187)	(122,205)	386,073
Cash flows used in investing activities
Purchase of property, plant and equipment	(3,357)	(1,338)	(1,697)
Investment in equity security	(11,975)	—	—
Net cash used in investing activities	(15,332)	(1,338)	(1,697)
Cash flows from financing activities
Proceeds from issuance of convertible notes	413,321	—	—
Premium paid on capped call	(52,870)	—	—
Fees paid on issuance of convertible notes	(1,591)	—	—
Dividends paid on Series A Preferred	(8,051)	—	—
Proceeds from Series A issuance	224,987	—	—
Proceeds from common stock issuance	120,645	—	—
Series A equity issuance costs	(7,195)	—	—

Array Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Common stock issuance costs	(3,873)	—	—
Proceeds from revolving credit facility	126,033	—	—
Payments on revolving credit facility	(126,033)	—	—
Principal payments on term loan	—	(57,702)	(25,000)
Proceeds from term loan facility	—	575,000	—
Principal payments on term loan facility	(133,225)	(115,000)	—
Proceeds from (Payments on) revolving loan	—	(70)	(39,078)
Payments on related party loans	—	(45,558)	—
Payment of special distribution	—	(589,000)	—
Proceeds from issuance of common stock, net of underwriting discount and commissions	—	145,532	—
Contingent consideration	(7,810)	—	—
Deferred offering costs	—	(6,464)	—
Debt issuance costs	(6,590)	(36,011)	—
Capital contribution	—	—	133
Net cash provided by (used in) financing activities	537,748	(129,273)	(63,945)
Net change in cash and cash equivalents	259,229	(252,816)	320,431
Cash and cash equivalents, beginning of period	108,441	361,257	40,826
Cash and cash equivalents, end of period	$367,670	$108,441	$361,257

Supplemental Cash Flow Information
Cash paid for interest	$24,306	$6,935	$11,343
Cash paid for income taxes	$13,318	$31,103	$443

The accompanying notes are an integral part of these consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization and Business

Array Technologies, Inc. (the “Company”) formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiary, ATI Investment Sub, Inc. (“ATI Investment”) owns one subsidiary through which it conducts substantially all operations; Array Tech, Inc. (collectively “AT”).

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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update simplifies accounting for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer be available for convertible debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted the new standard effective January 1, 2021 using the modified retrospective method. There was no impact on the Company's financial statements as of the adoption date. As further discussed in Note 10, "Convertible Debt," the Company issued $425 million principal amount of convertible senior notes on December 3, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard was adopted on January 1, 2021 as the Company lost it’s status as an Emerging Growth Company effective December 31, 2021 and therefore was required to adopt the standard for the year ending December 31, 2021. The adoption of this standard did not have an impact on consolidated financial statements.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include impairment of goodwill, impairment of long-lived assets, fair value of contingent consideration, Series A Redeemable Preferred Stock and the related future tranche, allowance for credit losses, reserve for excess or obsolete inventories, valuation of deferred tax assets and warranty reserve. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. Management has made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements; however, management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, causing us to experience temporary decreased margins and thus decreased cash from operations which has adversely impacted our business. In addition, due to global tightening of supply chain and strained logistics issues we have experienced an increase in our unbilled revenues and also in some instances incurred liquidated damages. We have taken, and continue to take, mitigating steps to overcome the economic challenges and, therefore, believe the impact to be temporary, but cannot be certain the timing of when we will achieve better margins.

The Company believes it has sufficient liquidity and financing options available and expects to have sufficient liquidity to operate for the next 12 months. The Company expects to use cash generated from operations and if needed, can access funds from the Revolving Credit Facility. The Company also has $100 million in delayed draw ability under the Series A Redeemable Perpetual Preferred Stock future draw commitment, however this would increase the Company’s dividend obligations and outstanding common stock. The Revolving Credit Facility has $186.4 million of availability; however the Company may have limited ability to draw on the funds due to debt covenants. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company’s accounts receivable are due primarily from solar contractors across the United States and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
financial condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated credit losses through an estimate of expected credit losses valuation account. The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from the asset. We estimate allowances for credit losses using relevant available information from both internal and external sources. We monitor the estimated credit losses associated with our trade accounts receivable and unbilled accounts receivable based primarily on our collection history and the delinquency status of amounts owed to us, which we determine based on the aging of such receivables. In evaluating the level of established reserves, management makes judgments regarding the customers’ ability to make required payments, economic events, and other factors. As the financial conditions of these customers change, circumstances develop, or additional information becomes available, adjustments to the valuation account may be required. When deemed uncollectible, the receivable is charged against the valuation account for credit losses or directly written off. At December 31, 2021 and 2020, the valuation account was $0.1 million and $0.7 million, respectively.

Unbilled receivables, which represent temporary timing differences between shipments made and billing milestones achieved, were $111.2 million and $18.1 million of the accounts receivable balances as of December 31, 2021 and 2020, respectively. These amounts have not been billed because we are waiting for agreed upon billing stipulations such as billing on a specified date of the month or upon completion of mega-watt deliveries. The unbilled balance has increased as of December 31, 2021 due to global challenges with supply chain logistics and labor shortages in some instances causing delays in delivering specific components to complete a mega-watt delivery. These will be invoiced once the commercial criteria have been met at which point we will invoice and expect payment within 30 to 60 days.

Amounts retained by project owners under contracts and included in accounts receivable at December 31, 2021 and 2020 were $13.5 million and $4.1 million, respectively. Such retention amounts represent funds withheld by our customers until the products are installed by a third-party, arranged by the customer, and the project is declared operational. Retention amounts and length of retention periods may vary. All retention amounts outstanding as of December 31, 2021 are collectible within the next 12 months.

The following is the activity of the reserve for credit losses on accounts receivable which includes trade accounts receivable and unbilled accounts receivable (in thousands):

December 31,
2021
Beginning balance	$663
Provision for credit losses	(303)
Collected	(130)
Written-off	(90)
Ending balance	$140

The following is the activity of the allowance for doubtful accounts (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31,
2020
Beginning balance	$162
Provision for bad debts	847
Collected	(242)
Written-off	(104)
Ending balance	$663

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

Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Management determined there was no impairment for the years ended December 31, 2021, 2020 and 2019.

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

The Company completes its annual goodwill impairment test as of year-end. At December 31, 2021, the Company performed both a qualitative and quantitative test for impairment of goodwill and no impairment was recorded. At December 31, 2020, the Company performed a qualitative assessment of its goodwill and no impairment was recorded. At December 31, 2019, the Company performed a quantitative assessment of its goodwill and no impairment was recorded.

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

The Array Technologies trade name has been determined to have an indefinite life and, therefore, is not amortized but is subject to an annual impairment test or at any other time when impairment indicators exist. The Company completed its annual impairment test for its non-amortizable asset (Trade Name) by comparing the estimated fair value to the carrying value of such asset. Based on the results of the tests, the Company did not recognize any impairment charges for the years ended December 31, 2021, 2020 and 2019.

Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs, and transfer agent fees, which are direct and incremental fees related to the offerings. Deferred offering costs were offset against the proceeds.

Debt Discount and Financing Costs
Debt discount and financing costs incurred to issue debt are deferred and amortized using the effective interest method as a component of interest expense over the life of the related debt agreement. Amortization expense and write-off of debt discount and deferred financing costs was $15.0 million, (including $9.6 million in write-offs in connection with unscheduled principal payoffs that occurred in February and August of 2021 – see Notes 9 and 10), $3.4 million and $4.0 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Revenue Recognition
Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenues from the sale of solar tracking systems and parts and determines its revenue recognition through the following steps (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
to the performance obligations within the contract, and (v) recognition of revenue when, or as the performance obligation has been satisfied.

Performance Obligations
The majority of the Company’s contracts with customers are accounted for as one performance obligation, because the Company is integrating the solar tracking system components and related services as part of a single project. Certain contracts associated with customers using the federal investment tax credit (“ITC”) for solar energy projects and other standalone tracker component sales are accounted for as multiple performance obligations because the delivery of the components and other services specified in the contract do not represent a single integrated project.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company uses the expected cost-plus margin approach to estimate the standalone selling price of each performance obligation.

In contracts with one performance obligation, the Company’s performance obligation is satisfied over-time as control is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation using an input (i.e., “cost to cost”) method. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

Revenue recognized for the Company’s ITC related contracts and standalone system component sales are recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms. In certain situations, when product is still in our custody, and title and risk of loss has passed to the customer (known as bill-and-hold arrangement), revenue will be recognized when all the specific requirements for transfer of control under a bill-and-hold arrangement have been met. The Company had $168.9 million in contracts with customers for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties. Any losses incurred on point-in-time projects are recognized as the goods are delivered.

In assessing the recognition of revenue, the Company also evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period.

Contracts are often modified through change orders to account for changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of change orders are for goods or services that are not distinct within the context of the original contract and, therefore, not treated as separate performance obligations but rather as a modification of the existing contract and performance obligation.
We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of revenue, and classify such costs as a component of cost of revenue.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Contract Estimates
Accounting for contracts utilizing the cost-to-cost measure of progress is based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include the cost and availability of materials. The Company reviews and updates its contract-related estimates on an ongoing basis and recognizes adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. At contract inception, any variable consideration such as liquidated damages are estimated based on probability of occurrence and then re-evaluated for probability at the end of the quarterly period.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivable for goods delivered but not invoiced, and deferred revenue (contract liabilities) on the consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled accounts receivable. The changes in unbilled accounts receivable and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time. As of December 31, 2021 and December 31, 2020, unbilled accounts receivable totaled $111.2 million and $18.1 million, respectively, are included within accounts receivable on the consolidated balance sheets on a contract-by-contract basis at the end of the reporting period. The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e. deferred revenue) relate to advanced orders and payments received by the Company and are the result of customers looking to take advantage of certain U.S. federal tax incentives set to decrease at the end of 2019 and 2020. Based on the terms of the tax incentives the customer must pay for the goods prior to December 31, 2019 and 2020, which accounts for the increase in the advanced orders and payments and the resulting deferred revenue at December 31, 2019 and 2020 and subsequent reduction for deliveries which occurred during the year ended December 31, 2020 and 2021. As of December 31, 2021 and December 31, 2020, contract liabilities consisting of deferred revenue were $99.6 million and $149.8 million, respectively and were recorded on a contract-by-contract basis at the end of each reporting period. During the years ended December 31, 2021 and 2020, the Company converted $149.8 million and $328.8 million deferred revenue to revenue, respectively, which represented 100% of the prior years deferred revenue balance.

Remaining Performance Obligations
As of December 31, 2021, the Company had $301.5 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

Warranty Obligations
The Company offers an assurance type warranty for its products against manufacturer defects and does not contain service elements. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
products are delivered. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary.

Income Taxes
The Company provides for income taxes based on the provisions of FASB ASC Topic 740, Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax rates in effect at the date of the consolidated financial statements. A valuation allowance is provided to reduce deferred income tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be recognized. Provision for estimated income taxes is based upon elements of income and expense reported in the consolidated statements of operations. The Company also files certain corporate state income tax returns. Generally, the Company is subject to examination by U.S. federal (or state or local) income tax authorities for three years from the filing of a tax return. The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Adjustments for penalties and interest, if any, are also reflected in the current year tax provision or benefit.

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

Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Perpetual Preferred Stock issued in connection with the Securities Purchase Agreement as described in Note 11 is classified as temporary equity in the

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
accompanying consolidated financial statements. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Series A Redeemable Perpetual Preferred Stock to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Redeemable Perpetual Preferred Stock on the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for GAAP purposes.

Earnings per Share (“EPS”)
Basic earnings per share, or EPS, is computed by dividing net income available to shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options, unvested restricted stock, or convertible debt, were exercised and converted into shares. The convertible debt is not currently convertible. Diluted EPS is computed by dividing net income available to shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.

Credit Concentration
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, and accounts receivable. The Company has no significant off balance sheet concentrations of credit risk. The Company maintains its cash with financial institutions that are believed to be of high credit quality and has not experienced any material losses relating to any cash. As of December 31, 2021 and December 31, 2020, $367.2 million and $108.2 million, respectively, of the Company’s bank balances were uninsured and uncollateralized and exposed to custodial credit risk.

The Company’s customer base consists primarily of solar contractors and utilities. The Company does not require collateral on its trade receivables. For the year ended December 31, 2021, the Company’s largest customer and five largest customers constituted 12.6% and 46.0% of total revenues, respectively. Two customers made up 22.7% of revenue and are the only customers greater than 10% of total revenue for the year ended December 31, 2021. For the year ended December 31, 2020, the Company’s largest customer and five largest customers constituted 11.2% and 40.9% of total revenues, respectively. Two customers made up 21.5% of revenue and are the only customers constituting greater than 10% of total revenue for the year ended December 31, 2020. For the year ended December 31, 2019, the Company’s largest customer and five largest customers constituted 17.2% and 50.1% of total revenues, respectively. Two customers make up 28.7% of revenue and are the only customers constituting greater than 10% of total revenue. The loss of any one of the Company’s top five customers could have a materially adverse effect on the revenues and profits of the Company. Further, the Company’s trade accounts receivable are from companies within the solar industry and, as such, the Company is exposed to normal industry credit risks. As of December 31, 2021, the Company’s largest customer and five largest customers constituted 17.6% and 44.6% of trade accounts receivable, respectively. As of December 31, 2020, the Company’s largest customer and five largest customers constituted 0.1% and 20.9% of trade accounts receivable, respectively. The Company continually evaluates its reserves for potential credit losses and establishes reserves for such losses.

Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows a fair value

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The fair values of the Company’s cash, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s notes payable, capped call, and related party loans approximates their fair values, as they are based on current market rates at which the Company could borrow funds with similar terms.

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

New Accounting Standards
To be adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, and continue to evaluate the impact that ASU 2021-08 will have, if any, on its consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3.    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$85,470	$39,051
Finished goods	127,598	85,833
Reserve for excess or obsolete inventory	(7,415)	(6,425)
Total	$205,653	$118,459

The following is the activity of the inventory reserve (in thousands):

	December 31,
	2021	2020
Beginning balance	$(6,425)	$(5,200)
Increases	(1,766)	(2,518)
Decreases	776	1,293
Ending balance	$(7,415)	$(6,425)

4.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2021	2020
Land	N/A	$1,340	$1,340
Buildings and land improvements	15-39	2,451	2,486
Manufacturing equipment	7	13,924	13,261
Furniture, fixtures and equipment	5-7	476	443
Vehicles	5	161	140
Hardware and software	3-5	1,683	887
Assets in progress	NA	1,880	—
Total		21,915	18,557
Less: accumulated depreciation		(11,223)	(8,783)
Property, plant and equipment, net		$10,692	$9,774

Depreciation expense was $2.4 million, $2.2 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which $2.0 million, $2.0 million and $1.8 million, respectively, was allocated to cost of revenues and $0.4 million, $0.2 million and $0.3 million, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5.    Goodwill and Other Intangible Assets

Goodwill
Goodwill relates to Former Parent’s acquisition of Array. At the acquisition date, July 8, 2016, goodwill was $121.6 million. At December 31, 2020 and December 31, 2021 goodwill totaled $69.7 million, net of accumulated impairment of $51.9 million and is not deductible for tax purposes.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2021	2020
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationship	10	89,500	89,500
Internal-use software modification	2.5	4,356	4,356
Total Amortizable Intangibles		297,656	297,656
Accumulated amortization:
Developed technology		79,790	65,233
Customer relationship		49,057	40,107
Internal-use software modification costs		4,356	4,356
Total Accumulated Amortization		133,203	109,696
Total Amortizable Intangibles, Net		164,453	187,960

Non-amortizable costs:
Trade name		10,300	10,300
Total Other Intangible Assets, Net		$174,753	$198,260

Amortization expense related to intangible assets was $23.5 million, $25.3 million and $25.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated future annual amortization expense for the above amortizable intangible assets for the remaining periods through December 31, as follows (in thousands):

Amount
2022	$23,507
2023	23,507
2024	23,507
2025	23,507
2026	23,507
Thereafter	46,918
$164,453

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6    Investment in Equity Securities

The Company made a $10.0 million and $2.0 million investment in preferred stock of a private company in February 2021 and April 2021, respectively. The investment is accounted for in accordance with ASC 321 at its cost less any impairment. The investment balance as of December 31, 2021 is $12.0 million and is recorded in other assets on the condensed consolidated balance sheet. There is no impairment recorded for the year ended December 31, 2021.

7.    Income Taxes

The provision for income taxes charged to operations consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current Expense:
Federal	$(8)	$17,248	$1,709
State	(668)	4,196	803
Foreign	60	—	—
	(616)	21,444	2,512
Deferred Expense (Benefit):
Federal	(9,085)	(2,799)	20,576
State	(1,017)	60	1,746
	(10,102)	(2,739)	22,322
Total Income Tax Expense (Benefit)	$(10,718)	$18,705	$24,834

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Bad debts	$32	$156
Inventories	2,411	2,050
Accrued warranties	1,242	841
Accrued compensation	315	271
Accrued settlement	—	524
Net operating loss	1,944	506
Equity-based compensation	948	154
Lease liabilities	2,661	—
Premium on capped call	12,356	—
Interest expense carryforward	5,301	—
Other	275	239
Deferred Tax Assets	27,485	4,741
Valuation allowance	(222)	(208)
Deferred Tax Assets, net	27,263	4,533
Deferred Tax Liabilities:
Property, plant, and equipment	(1,083)	(1,043)
Intangible assets	(14,165)	(16,604)
ROU assets	(2,670)	—
Deferred Tax Liabilities	(17,918)	(17,647)
Deferred Tax Asset (Liability), net	$9,345	$(13,114)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A reconciliation of income tax expense computed at the federal statutory rate of 21% to actual income tax expense at the Company’s effective rate is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax rate reconciliation
Income tax expense (benefit) at U.S. statutory rate	$(12,835)	$16,333	$13,562
State income taxes	(1,545)	3,375	2,049
Permanent differences:
Derecognition of tax assets from IRS examination	—	—	9,284
Equity-based compensation	1,542	852	168
Contingent consideration	567	5,553	134
Credits	(620)	(79)	(284)
Other nondeductible expenses	69	437	40
Effect of CARES Act	—	(6,608)	—
Foreign income benefit	—	(1,201)	(155)
Officer’s compensation	435	—	—
Transaction costs	950	—	—
Change in valuation allowance	14	—	(45)
Other	705	43	81
Total Income Tax Expense (Benefit)	$(10,718)	$18,705	$24,834

The Company files income tax returns in the U.S. federal jurisdiction and in multiple states. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

As of December 31, 2021, the Company had federal income tax net operating loss (“NOL”) carryforwards of approximately $5.1 million. The Company has state income tax NOL carryforwards of approximately $9.7 million that will expire in future years beginning in 2029.

Realization of deferred tax assets associated with federal and state net operating loss and federal tax credit carryforwards is dependent upon generating sufficient taxable income of the appropriate type, and in the appropriate jurisdictions, to utilize them prior to their expiration, if any. It is not more likely than not that deferred tax assets from certain state net operating loss and federal tax credit carryforwards would be realized due to type and location of future earnings and as such the Company increased the valuation allowance $14 thousand for the years ended December 31, 2021 and none for the year ended December 31, 2020.

ASC 740, Income Taxes, addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. In accordance with ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. The Company had no unrecognized income tax benefits at either December 31, 2021 or 2020.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act provided the ability for taxpayers to carryback a net operating loss (“NOL”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five years preceding the year of the loss. The Company generated a significant NOL during its tax year ended March 31, 2019 and filed a carryback claim in June 2020 for this NOL. As a result of the carryback claim, the Company recorded an income tax benefit of $10.7 million on its consolidated statement of operations for the year ended December 31, 2020, resulting from the difference in the current U.S. federal tax rate of 21% and the tax rate of 35% applicable in the carryback year.

The Company’s 2017 federal income tax return was selected for examination by the IRS in 2018. As a result of the examination, an adjustment related to the value allocated to the developed technology for tax purposes was potentially required. During 2019, the Company settled the 2017 examination and agreed to a reduction in the developed technology value from $210 million to $188 million for federal income tax purposes. As a result of this change in the value of the acquired developed technology, the Company reduced its NOL carryforwards by approximately $2.8 million for previously taken amortization and increased the deferred tax liability related to the revised developed technology tax basis by approximately $4.6 million. In addition, the Company will no longer receive tax basis upon payment of the Tax Receivable Agreement (“TRA”) liability, as such the related deferred tax asset of $4.7 million for the TRA was also written off during 2019. The adjustments resulting from the change in developed technology value have been recorded as an income tax expense for the year ended December 31, 2020. Refer to Note 16 - Commitments and Contingencies, for detail on the TRA, which was contingent consideration at the time of the Array acquisition.

8.     Accrued Warranty Reserve

The following table summarizes the activity related to the estimated accrued warranty reserve (in thousands):

	December 31,
	2021	2020
Beginning balance	$3,049	$2,592
Provision for warranties issued	1,064	1,054
Payments	(373)	(496)
Warranty expirations	(548)	(101)
Ending balance	$3,192	$3,049

9.    Senior Secured Credit Facility

Long term debt consisted of the following (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2021	2020
Term loan facility	$326,775	$460,000
Revolving credit facility	—	—
	326,775	460,000
Less discount and issuance costs	(23,291)	(31,717)
Long term debt, net of debt discount and financing costs	303,484	428,283
Less current portion of long-term debt	(4,300)	(4,313)
Long-term Senior Secured Credit Facility debt, net of current portion, debt discount and financing costs	$299,184	$423,970

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility which was amended on February 23, 2021 by the first amendment and on February 26, 2021 by the second amendment. The senior secured facility consisted originally of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 23, 2021, the Company entered into the first amendment (“First Amendment”) to our Senior Secured Credit Facility. The First Amendment, in the case of Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This results in our current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment. On February 26, 2021, the Company entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had a zero outstanding balance as of December 31, 2021 and 2020, $13.6 million and $46.6 million in standby letters of credit as of December 31, 2021 and 2020, and availability of $186.4 and $103.4 million at December 31, 2021 and 2020.

Term Loan Facility
The Term Loan Facility had a balance of $326.8 million and $460.0 million as of December 31, 2021 and 2020, respectively. The Company made unscheduled payoffs of the Term Loan Facility during the year in the aggregate of $130.0 million which resulted in the write-off of capitalized fees in the aggregate of $9.6 million. The Term Loan Facility accrued interest equal to applicable margin of 1% plus base rate (2.75% and 4.00% at December 31, 2021 and 2020, respectively). The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets net of debt discount and issuance costs of $23.3 million and $31.7 million at December 31, 2021 and 2020, respectively. The debt discount and issuance costs are being amortized using the effective interest method. The rate was 4.9% and 6.08% at December 31, 2021 and 2020, respectively. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make any advance principal payments for the year ended December 31, 2021.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Restrictive Covenants and Other Matters

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control. As of December 31, 2021, the Company was in compliance with all the required covenants.

Future maturities of the Senior Secured Credit Facility (in thousands):

Amount
2022	$4,300
2023	4,300
2024	4,300
2025	4,300
2026	4,300
Thereafter	305,275
$326,775

For the years ended December 31, 2021, 2020 and 2019, interest expense related to all long-term debt totaled $35.7 million, $11.3 million and $11.5 million, respectively, which consisted of cash interest, and amortization of the debt discount and financing costs.

10.    Convertible Debt

	December 31,
	2021	2020
1% Senior unsecured convertible notes	$425,000	$—
Less: unamortized discount and issuance costs	(13,137)	—
1% Senior unsecured convertible notes, net (1)	$411,863	$—

(1) Effective interest rate for the Notes for the year ended December 31, 2021 was 1.5%.

On December 3, 2021 and December 9, 2021, the Company completed a private offering of $375 million and $50 million over allotment, respectively, in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “Notes”) resulting in proceeds of $364.7 million and $48.6 million, respectively, after deducting the original issue discount of 2.75%. The Notes were issued pursuant to an indenture, dated December 3, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.

The Notes were not convertible during the quarter ended December 31, 2021 and none have been converted to date. Also given the average market price of the common stock has not exceeded the exercise price since inception, there was no dilutive impact for the year ended December 31, 2021.

Redemption

At any time prior to the close of business on the business day immediately preceding June 1, 2028, the Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price then in effect on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as described in the Indenture. On or after June 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion of the Notes, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted.

The Company may redeem (an “Optional Redemption”) for cash all or any portion of the Notes, at its option, on or after December 6, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding Notes, at least $100 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for the Notes.

The conversion rate for the Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The initial conversion price of the Notes represented a premium of approximately 32.5% to the last reported sale price of the Company’s common stock on the Nasdaq Global Market on November 30, 2021. The conversion rate for the Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, under certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes (or any portion thereof) in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related Redemption Period (as defined in the Indenture), as the case may be.

If the Company undergoes a Fundamental Change (as defined in the Indenture), holders may require, subject to certain conditions and exceptions, the Company to repurchase for cash all or any portion of their Notes at a Fundamental Change Repurchase Price (as defined in the Indenture) equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture).

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or its Significant Subsidiaries after which the Notes become automatically due and payable.

The Convertible Notes were evaluated for embedded derivatives noting there were none that needed to be bifurcated and accounted for separately.

Interest expense on the convertible debt of $0.4 million was recognized for the Notes included contractual interest expense of $0.3 million and the amortization of debt discount and issuance cost of $0.1 million for the year ended December 31, 2021. The discount and issuance costs will be amortized over the life of the debt using the effective interest rate of 1.5%.

Capped Call

On November 30, 2021, concurrently with the pricing of the Notes, the Company also entered into privately negotiated capped call transactions (the “Capped Calls”) with Morgan Stanley & Co. LLC, Credit Suisse Capital LLC, through its agent, Credit Suisse Securities (USA) LLC and JPMorgan Chase Bank, N.A., New York Branch (collectively, the “Counterparties”). The Capped Calls each have an initial strike price of $23.8633 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $36.0200 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 17.8 million shares of the Company’s common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon conversion of any Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The Company paid $52.9 million from the net proceeds from the issuance and sale of the Notes to purchase the Capped Calls. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event; a tender offer; and a nationalization, insolvency or delisting involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to terminations of the Capped Calls, including changes in law; failures to deliver; and hedging disruptions.

Certain Initial Purchasers under the Array Technologies, Inc. 1.00% Convertible Senior Notes due 2028 Purchase Agreement and Counterparties under the confirmations entered into in connection with the Capped Calls, or their affiliates, have engaged in, and may in the future engage in, other commercial dealings with the

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Company or its affiliates in the ordinary course of business. They have received, or may in the future receive, customary fees and commissions for those transactions.

The Capped Calls meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore was recorded to additional paid in capital at the fair value on issuance which was equal to the premium paid. Due to the instrument being classified in equity, it is not remeasured after issuance.

The Company made a tax election to integrate the Notes and the Capped Calls. The accounting impact of this tax election makes the Capped Calls deductible as original issue discount interest for tax purposes over the term of the note, and results in a $12.4 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of December 31, 2021.

11.    Redeemable Perpetual Preferred

Series A Redeemable Perpetual Preferred
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which on August 11, 2021, the Company issued and sold to certain investors (the “Purchasers”) 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock”), and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, on September 27, 2021, the Company issued and sold to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776 (the “Prepaid Forward Contract”). The Company used net proceeds from the Initial Closing to repay $102.0 million, which was the amount outstanding under the Company’s existing revolving credit facility and prepaid $100 million under the Company’s term loan. The Purchaser is entitled to designate one representative to be appointed to the Company’s board of directors, and to appoint three non-voting observers to the Board, in each case until such time as the Purchaser no longer beneficially own shares of the Series A Redeemable Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below). The Series A Redeemable Perpetual Preferred Stock has no maturity date.

Additional Closings
The Securities Purchase Agreement gives the Company the option to require the Purchaser to purchase, in one or more additional closings, up to 150,000 shares, until June 30, 2023, of the Series A Redeemable Perpetual Preferred Stock and up to 3,375,000 shares of Common Stock (or up to 6,100,000 shares of Common Stock in the event of certain price-related adjustments) (subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction) for an aggregate purchase price up to $148 million (the “Delayed Draw Commitment”).

The Company evaluated the accounting for the instruments issued in the Securities Purchase Agreement and determined the Series A Redeemable Perpetual Preferred Stock and Common Stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Delayed Draw Commitment are freestanding instruments accounted for in equity.

The Series A Redeemable Perpetual Preferred Stock is recorded in temporary equity on the consolidated balance sheets as it has redemption features upon certain triggering events that are outside the Company’s

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
control, such as a fundamental change. The proceeds of the Series A Redeemable Perpetual Preferred Stock, and transactions costs and discount of $15.4 million have been allocated to each instrument based on its relative fair value. At the Initial Closing date, $229.8 million was allocated to the Series A Redeemable Perpetual Preferred Stock, $105.4 million to Common Stock, $12.4 million to the Delayed Draw Commitment which was recorded as a debit to additional paid-in-capital, and $11.7 million for a Prepaid Forward Contract.

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

Dividends declared as of December 31, 2021 were $8.2 million and $8.1 million were paid.

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

The Company has presented the Series A Redeemable Perpetual Preferred Stock in temporary equity and is accreting the discount on the increasing rate dividends using the effective interest method. Such accretion totaled $7.4 million for the year ended December 31, 2021.

The Company had no dividends accreted to the carrying value of the Series A Redeemable Perpetual Preferred Stock the regular cash rate of dividends of 5.75%, as they were paid as of the year ended December 31, 2021.

Fees

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Until June 30, 2023, the Company will pay the Purchaser a cash commitment premium on the unpurchased portion of Delayed Draw Commitment as follows:
a.—% through the six-month anniversary of the Initial Closing;
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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

12.    Related Party Loan

The Company had a senior secured promissory note, as amended, with a unit holder of Former Parent that had a balance, net of debt discount and issuance costs, as of December 31, 2019 of $41.8 million for which the Company paid off the balance on July 31, 2020 to settle the obligation with respect to the Senior Secured Loan. The Company paid interest expense for the years ended December 31, 2020 and 2019 of $3.8 million and $7.3 million, respectively, which consisted of cash interest, PIK interest and amortization of the debt discount.

13.    Common and Preferred Stock

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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

14.    Revenues

Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Year Ended December 31,
	2021	2020	2019
Over-time Revenues	$626,057	$503,238	$493,633
Point in time Revenues	227,261	369,424	154,266
Total Revenue	$853,318	$872,662	$647,899

As discussed in FN 22 to the consolidated financial statements, ITC-related contracts were determined to have multiple performance obligations satisfied at a point in time instead of one performance obligation satisfied over time. Total revenue was not impacted, but the disaggregated revenue information above for 2020 and 2019 has been revised to correct this error, which resulted in $360.1 and $106.2 of revenue being reclassified from over-time revenue to point in time revenue for 2020 and 2019, respectively.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e., unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time.

15.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(50,403)	$59,073	39,745
Preferred dividends and accretion	(15,715)	—	—
Net income (loss) to common shareholders	(66,118)	59,073	39,745
Basic:
Weighted-average shares	129,984	121,467	119,994
Earnings (loss) per share	$(0.51)	$0.49	$0.33
Diluted:
Weighted-average shares	129,984	121,467	119,994
Equity compensation dilutive securities	—	47	—
Weighted average dilutive shares	129,984	121,514	119,994
Earnings (loss) per share	$(0.51)	$0.49	$0.33
Potentially dilutive common shares issuable pursuant to equity-based awards of 227,253 were not included for the year ended December 31, 2021 as their potential effect was anti-dilutive as the Company generated a net loss. There were no potentially dilutive common shares issuable pursuant to our 1% Senior Notes as the stock price is below the strike price and the Company generated a net loss.

The Company’s capped call option agreement entered into in December 2021 is not included in the calculation of the earnings per share as the impact would be anti-dilutive. The potential shares issuable under the Company’s convertible 1% notes issued in December 2021 are not included in the earnings per share calculation as the par value of the notes is required to be paid in cash upon conversion and the stock price has not exceeded the conversion price on the notes at December 31, 2021.

There were 26,671,594 Class B units and 1,000 Class C units of Former Parent issued to certain employees or directors of the Company which were not included in the calculation of basic or diluted EPS for the years ended December 31, 2020 and 2019, as the Class B and Class C units do not represent potential units of the Company.

16.    Commitments and Contingencies

Litigation
The Company, in the normal course of business, is subject to claims and litigation. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss.

On May 14, 2021, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The Plymouth Action alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s IPO, the Company’s December 2020 offering (the “2020 Follow-On Offering”), and the Company’s March 2021

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
offering (the “2021 Follow-On Offering”) during the putative class period of October 14, 2020 through May 11, 2021.

On June 30, 2021, a second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933 (“Keippel Action”). The Keippel Action similarly alleged misstatements and/or omissions in certain of the Company’s registration statements and prospectuses related to the Company’s IPO, the Company’s 2020 Follow-On Offering, and the Company’s 2021 Follow-On Offering during the putative class period of October 14, 2020 through May 11, 2021. On July 6, 2021, the Court entered an order that the Keippel Action was in all material respects substantially similar to the Plymouth Action that both actions arise out of the same or similar operative facts, and that the parties are substantially the same parties. The Court accordingly consolidated the Keippel Action with the Plymouth Action for all pretrial purposes and, ordered all filings to be made in the Plymouth Action.

On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“First Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934.

On July 30, 2021, a second and related verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“Second Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second Derivative Action was consolidated with the First Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

On September 21, 2021, the Court appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiff in the Plymouth Action. The deadline for the lead plaintiff to file an amended complaint in the Plymouth action was originally November 19, 2021 but was subsequently extended by agreement of the parties and further order of the Court.

On December 7, 2021, an amended class action complaint was filed by lead plaintiff in the Plymouth Action against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Exchange Act of 1933, on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s securities during the period from October 14, 2020 through May 11, 2021 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint alleges misstatements and/or omissions in: (1) certain of the Company’s registration statements and prospectuses related to the Company’s IPO, the Company’s 2020 Follow-On Offering, and the Company’s 2021 Follow-On Offering; (2) in the

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Company’s annual report and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (3) in the Company’s November 5, 2020 and March 9, 2021 earnings calls.

Consistent with the individual rules of practice for the Court in the Plymouth Action, on January 24, 2022, the defendants in the Plymouth Action, including the Company and certain of its officers and directors named as defendants therein, served on lead plaintiff and the Court a letter outlining why the Consolidated Amended Complaint should be dismissed in its entirety. Lead plaintiff must respond to that letter on or before February 23, 2022, stating the extent, if any, to which lead plaintiff concurs with the defendants’ objections and the amendments, if any, to be made to the Consolidated Amended Complaint to address them, or else stating the reasons and controlling authority that lead plaintiff asserts supports the Consolidated Amended Complaint. If, as a result of this exchange of letters, the parties have failed to resolve their dispute about the sufficiency of the Consolidated Amended Complaint, then, on or before March 21, 2022, defendants must submit a letter to the Court setting forth the reason why a motion dismiss is warranted.

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the consolidated balance sheets as of December 31, 2021.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Acquisition, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into a Taxes Receivable Agreement (“TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the accompanying consolidated statements of operations. At December 31, 2021 and December 31, 2020, the fair value of the TRA was $14.6 million and $19.7 million, respectively.

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

As of December 31, 2021, the undiscounted future expected payments through December 31, under the TRA are as follows (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Amount
2022	$1,773
2023	—
2024	3,533
2025	1,772
2026	1,774
Thereafter	11,532
$20,384

Earn-Out Liability
The Company had a liability to the selling stockholders of Array for contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares held by the acquirer to a third-party; initial public offering of the equity securities of Former Parent, acquirer or the Company; the sale of equity securities or assets of Former Parent, acquirer or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, acquirer or the Company. The maximum aggregate earn-out consideration was $25.0 million. The earn-out liability was paid off in the fourth quarter of the fiscal year ended December 31, 2020.

The fair value of the earn-out liability was initially determined as of the Acquisition Date using unobservable inputs. These inputs include the estimated amount and timing of future cash flows, the probability of a qualifying event occurring, and a risk-free rate used to adjust the probability-weighted cash flows to their present value. Subsequent to the Acquisition Date, at each reporting period, the earn-out liability was re-measured to fair value with changes in fair value recorded in contingent consideration in the accompanying consolidated statements of operations.

The following table summarizes the liability related to the estimated contingent consideration (in thousands):

	TRA	Earn-Out Liability	Contingent Consideration
Balance, December 31, 2018	$17,168	$442	$17,610
IRS Settlement	(2,727)	—	(2,727)
Fair value adjustment	3,367	—	3,367
Balance, December 31, 2019	17,808	442	18,250
IRS Settlement	1,883	24,558	26,441
Fair value adjustment	—	(25,000)	(25,000)
Balance, December 31, 2020	19,691	—	19,691
Fair value adjustment	2,696	—	2,696
Payments	(7,810)	—	(7,810)
Balance, December 31, 2021	$14,577	$—	$14,577

The TRA and earn-out liabilities require significant judgment and are classified as Level 3 in the fair value hierarchy.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Surety Bond
The Company provides surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. As of December 31, 2021, the maximum potential payment obligation with regard to surety bonds was $160.4 million.

17.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments as of December 31 are as follows:

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes	$411,863	$410,771	$—	$—

The carrying values of the Company's revolving credit facility recorded in long-term debt on the Balance Sheet approximate fair value due to the variable interest rate. The fair value of the Convertible senior notes is estimated using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

18.    Equity-Based Compensation

2020 Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

During the year ended December 31, 2021, the Company granted an aggregate of 661,924 restricted stock units (“RSUs”) to employees and board of director members and 177,472 Performance Stock Units (PSUs) to certain executives. The fair value of the RSUs is determined using the market value of common stock on the grant date. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (TSR) compared to a certain Index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method with a volatility assumption of 66%, risk free interest rate of 0.28% based on the United States Treasury Constant Maturity rates and no dividends paid assumption. Based on results achieved in 2021 and the forecasted amounts over the remainder of the performance period, the Company does not expect the units to vest and therefore has recognized no expense in 2021.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs
Unvested, December 31, 2019	—	—
Granted	500,006	$22.00
Vested	—	—
Forfeited	—	—
Unvested, December 31, 2020	500,006	$22.00
Granted	661,924	$23.17
Vested	(157,473)	$22.00
Forfeited	(74,048)	$27.51
Unvested, December 31, 2021	930,409	$22.39

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs
Unvested, December 31, 2020	—	—
Granted	177,472	$28.25
Vested	—	—
Forfeited	(29,785)	30.74
Unvested, December 31, 2021	147,687	$27.75

Class B Units and Class C Units of Former Parent
The Company accounted for equity grants to employees (Class B units and Class C units, “the Units”, of Former Parent) as equity-based compensation under ASC 718, Compensation-Stock Compensation. The Units contain vesting provisions as defined in the agreement. Vested units do not forfeit upon termination and represent a residual interest in Former Parent. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Former Parent. However, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $16.3 million, $4.8 million and $0.8 million, respectively, in equity-based compensation. At December 31, 2021, the Company had $16.8 million of unrecognized compensation costs related to RSU’s which is expected to be recognized over approximately 2.1 years. There were 103,833 forfeitures during the year ended December 31, 2021, and no forfeitures during 2020 and 2019.

19.     Leases

Effective January 1, 2021, the Company adopted ASC 842 Leases using the modified retrospective approach. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification and not reassess initial direct lease costs. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in recording of net operating lease ROU assets and corresponding operating lease liabilities of $13.2 million and $13.5 million, respectively. The standard did not materially affect the consolidated statements of income and had no impact on the consolidated statements of cash flows.

The following table summarizes the balances as it relates to leases at the end of the period (in thousands):

	Location on the consolidated balance sheet	December 31, 2021
ROU Asset	Other assets	$11,245

Lease liability, current portion	Other current liabilities	$5,909
Lease liability, long-term portion	Other long-term liabilities	5,359
Total lease liability		$11,268

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

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued liabilities or other long-term liabilities in the consolidated balance sheets.

The details of the Company’s operating leases are as follows (in thousands):

Year Ended December 31, 2021
Operating lease expense	$6,635
Variable lease expense	106
Short-term lease expense	—
Total lease expense	$6,741

The following table presents the maturities of lease liabilities as of December 31, 2021 (in thousands):

Operating Leases
2022	$4,213
2023	1,782
2024	1,782
2025	1,027
2026	1,023
Thereafter	3,197
Total lease payments	13,024
Less: Imputed lease interest	(1,756)
Total lease liabilities	$11,268

The following table represents future minimum lease obligations under non-cancelable operating leases as of December 31, 2020 (in thousands):

Operating Leases
2021	$6,663
2022	6,073
2023	893
2024	791
2025	15
Thereafter	—
Total	$14,435

The Company’s weighted-average remaining lease-term and weighted-average discount rate are as follows:

Year Ended December 31, 2021
Weighted average remaining lease-term	3.8 years
Weighted average discount rate	5%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2021
Operating cash flows from operating leases	$6,644
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$17,363

20.    Related Party Transactions

Accounts Payable-Related Party
The Company had $0.6 million and $2.2 million at December 31, 2021 and 2020, respectively, of accounts payable-related party with the former shareholders of Array. The payables relate to a federal tax refund related to the pre-Acquisition periods, restricted cash at Acquisition Date which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-Acquisition period for which the seller provided the Company with indemnification.

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

Special Distribution to Former Parent
On October 14, 2020, the Company issued a special distribution of $589 million to Former Parent (the “Special Distribution”).

Related Party Loans - see Note 12

Contingent Consideration - see Note 16

21.    Geographic Information

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

Revenues within geographic areas based upon Customers’ project location (in thousands):

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
United States	$826,639	$805,070	$563,157
Australia	5,509	45,216	51,531
Rest of the world	21,170	22,376	33,211
Total Revenue	$853,318	$872,662	$647,899

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
22.    Restatement (Unaudited)

Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

During the preparation of the consolidated financial statements as of and for the year ended December 31, 2021, the Company identified errors in the accounting for certain contracts under ASC 606. Specifically, certain contracts were inappropriately combined with other contracts and ITC related contracts were determined to have multiple performance obligations satisfied at a point in time instead of one performance obligation satisfied over time. The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the quarterly unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The following presents the restated quarterly unaudited financial statements as of March 31, 2021, June 30, 2021 and September 30, 2021, as well as the statements for the three month period ended March 31, 2021, the three and six month periods ended June 30, 2021 and the three and nine month periods ended September 30, 2021.

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	March 31, 2021
(in thousands, except per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$19,133		$19,133
Accounts receivable, net	121,921	2,308	124,229
Inventories, net	124,705		124,705
Income tax receivables	4,155		4,155
Prepaid expenses and other	15,639		15,639
Total current assets	285,553	2,308	287,861
Property, plant and equipment, net	9,740		9,740
Goodwill	69,727		69,727
Other intangible assets, net	192,383		192,383
Other assets	25,873		25,873
Total assets	$583,276	$2,308	$585,584

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$71,823		$71,823
Accounts payable - related party	2,608		2,608
Accrued expenses and other	34,551		34,551
Accrued warranty reserve	3,098		3,098
Income tax payable	10,224	657	10,881
Deferred revenue	89,880		89,880
Current portion of contingent consideration	9,567		9,567
Current portion of term loan	4,300		4,300
Other current liabilities	6,288		6,288
Total current liabilities	232,339	657	232,996
Long-term liabilities
Deferred tax liability	13,043	(38)	13,005
Contingent consideration, net of current portion	10,272		10,272
Other long-term liabilities	6,055		6,055
Long-term debt, net of current portion, debt discount and issuance costs	391,682		391,682
Total long-term liabilities	421,052	(38)	421,014
Total liabilities	653,391	619	654,010
Commitments and contingencies (Note 12)
Preferred stock of 0.001 par value - 5,000,000 shares authorized; none issued as of March 31, 2021	—		—

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Common stock of $0.001 par value - 1,000,000,000 shares authorized; 126,994,467 shares issued as of March 31, 2021	127		127
Additional paid-in capital	148,370		148,370
Accumulated deficit	(218,612)	1,689	(216,923)
Total stockholders’ deficit	(70,115)	1,689	(68,426)
Total liabilities and stockholders’ deficit	$583,276	$2,308	$585,584

	June 30, 2021
	As Previously Reported	Restatement Adjustments	As Reported
ASSETS
Current assets
Cash and cash equivalents	$17,682		$17,682
Accounts receivable, net	153,610	(3,972)	149,638
Inventories, net	137,666		137,666
Income tax receivables	9,657	(1,735)	7,922
Prepaid expenses and other	11,597		11,597
Total current assets	330,212	(5,707)	324,505
Property, plant and equipment, net	9,763		9,763
Goodwill	69,727		69,727
Other intangible assets, net	186,507		186,507
Other assets	26,109		26,109
Total assets	$622,318	$(5,707)	$616,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$81,377		81,377
Accounts payable - related party	610		610
Accrued expenses and other	19,129		19,129
Accrued warranty reserve	2,968		2,968
Income tax payable	—		—
Deferred revenue	51,458		51,458
Current portion of contingent consideration	1,908		1,908
Current portion of term loan	4,300		4,300
Other current liabilities	6,379		6,379
Total current liabilities	168,129	—	168,129
Long-term liabilities
Deferred tax liability	14,472	(1,896)	12,576

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Contingent consideration, net of current portion	10,108		10,108
Other long-term liabilities	4,273		4,273
Long-term debt, net of current portion, debt discount and issuance costs	493,945		493,945
Total long-term liabilities	522,798	(1,896)	520,902
Total liabilities	690,927	(1,896)	689,031
Commitments and contingencies (Note 12)
Preferred stock of 0.001 par value - 5,000,000 shares authorized; none issued as of June 30, 2021	—		—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 126,994,467 shares issued as of June 30, 2021	127		127
Additional paid-in capital	149,893		149,893
Accumulated deficit	(218,629)	(3,811)	(222,440)
Total stockholders’ deficit	(68,609)	(3,811)	(72,420)
Total liabilities and stockholders’ deficit	$622,318	$(5,707)	$616,611

	September 30, 2021
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$116,391		$116,391
Restricted cash	—		—
Accounts receivable, net	177,462	(7,354)	170,108
Inventories, net	173,126		173,126
Income tax receivables	6,453	1,029	7,482
Prepaid expenses and other	18,193		18,193
Total current assets	491,625	(6,325)	485,300
Property, plant and equipment, net	10,202		10,202
Goodwill	69,727		69,727
Other intangible assets, net	180,630		180,630
Other assets	24,405		24,405
Total assets	$776,589	$(6,325)	$770,264

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
Accounts payable	$84,703		84,703
Accounts payable - related party	610		610

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accrued expenses and other	31,256		31,256
Accrued warranty reserve	3,025		3,025
Income tax payable	629		629
Deferred revenue	81,347		81,347
Current portion of contingent consideration	2,168		2,168
	—		—
Current portion of term loan	4,300		4,300
Other current liabilities	6,457		6,457
Total current liabilities	214,495	—	214,495
Long-term liabilities
Deferred tax liability	6,583	(505)	6,078
Contingent consideration, net of current portion	10,784		10,784
Other long-term liabilities	2,953		2,953
Long-term debt, net of current portion, debt discount and issuance costs	299,212		299,212
Total long-term liabilities	319,532	(505)	319,027
Total liabilities	534,027	(505)	533,522
Commitments and contingencies (Note 13)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 350,000 issued as of September 30, 2021; liquidation preference of $352.8 million at September 30, 2021	235,278		235,278
Stockholders’ equity/(deficit)			—
Preferred stock of $0.001 par value - 4,500,000 shares authorized; zero issued as of September 30, 2021	—		—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 134,869,467 shares issued as of September 30, 2021	135		135
Additional paid-in capital	251,330		251,330
Accumulated deficit	(244,181)	(5,820)	(250,001)
Total stockholders’ equity/(deficit)	7,284	(5,820)	1,464
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity/(deficit)	$776,589	$(6,325)	$770,264

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2021
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Revenue	245,932	$2,308	$248,240
Cost of revenue	202,074		202,074
Gross profit	43,858	2,308	46,166

Operating expenses
General and administrative	24,673		24,673
Contingent consideration	148		148
Depreciation and amortization	5,984		5,984
Total operating expenses	30,805	—	30,805

Income from operations	13,053	2,308	15,361

Other expense
Other expense, net	(78)		(78)
Interest expense	(9,009)		(9,009)
Total other expense	(9,087)	—	(9,087)
Income before income tax expense	3,966	2,308	6,274
Income tax expense	1,079	619	1,698
Net income	$2,887	$1,689	$4,576

Earnings per share
Basic	$0.02	$0.01	$0.04
Diluted	$0.02	$0.01	$0.04
Weighted average number of shares
Basic	126,994	126,994	126,994
Diluted	127,298	127,298	127,298

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2021
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Revenue	202,796	$(6,280)	$196,516
Cost of revenue	176,009		176,009
Gross profit	26,787	(6,280)	20,507

Operating expenses
General and administrative	15,113		15,113
Contingent consideration	(13)		(13)
Depreciation and amortization	5,981		5,981
Total operating expenses	21,081	—	21,081

Income (loss) from operations	5,706	(6,280)	(574)

Other expense
Other expense, net	(122)		(122)
Interest expense	(6,651)		(6,651)
Total other expense	(6,773)	—	(6,773)
Loss before income tax expense	(1,067)	(6,280)	(7,347)
Income tax benefit	(1,050)	(780)	(1,830)
Net loss	$(17)	$(5,500)	$(5,517)

Loss per share
Basic	$—	$(0.04)	$(0.04)
Diluted	$—	$(0.04)	$(0.04)
Weighted average number of shares
Basic	126,994	126,994	126,994
Diluted	126,994	126,994	126,994

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2021
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$192,068	$(3,382)	$188,686
Cost of revenue	182,789		182,789
Gross profit	9,279	(3,382)	5,897

Operating expenses
General and administrative	18,493		18,493
Contingent consideration	936		936
Depreciation and amortization	5,984		5,984
Total operating expenses	25,413	—	25,413

Loss from operations	(16,134)	(3,382)	(19,516)

Other expense
Other expense, net	(297)		(297)
Interest expense	(13,109)		(13,109)
Total other expense	(13,406)	—	(13,406)
Loss before income tax benefit	(29,540)	(3,382)	(32,922)
Income tax benefit	(3,988)	(1,373)	(5,361)
Net loss	$(25,552)	$(2,009)	$(27,561)
Preferred dividends and accretion	(5,479)		(5,479)
Net loss to common shareholders	$(31,031)	$(2,009)	$(33,040)
Loss per share
Basic	$(0.24)	$(0.02)	$(0.25)
Diluted	$(0.24)	$(0.02)	$(0.25)
Weighted average number of shares
Basic	130,955	130,955	130,955
Diluted	130,955	130,955	130,955

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2021
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$448,728	$(3,972)	$444,756
Cost of revenue	378,083		378,083
Gross profit	70,645	(3,972)	66,673

Operating expenses
General and administrative	39,786		39,786
Contingent consideration	135		135
Depreciation and amortization	11,965		11,965
Total operating expenses	51,886	—	51,886

Income (loss) from operations	18,759	(3,972)	14,787

Other expense
Other expense, net	(200)		(200)
Interest expense	(15,660)		(15,660)
Total other expense	(15,860)	—	(15,860)
Income (loss) before income tax expense	2,899	(3,972)	(1,073)
Income tax expense (benefit)	29	(161)	(132)
Net income (loss)	$2,870	$(3,811)	$(941)

Earnings (loss) per share
Basic	$0.02	$(0.03)	$(0.01)
Diluted	$0.02	$(0.03)	$(0.01)
Weighted average number of shares
Basic	126,994	126,994	126,994
Diluted	127,203	127,203	127,203

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Nine Months Ended September 30,
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$640,796	$(7,354)	$633,442
Cost of revenue	560,872		560,872
Gross profit	79,924	(7,354)	72,570

Operating expenses
General and administrative	58,279		58,279
Contingent consideration	1,071		1,071
Depreciation and amortization	17,949		17,949
Total operating expenses	77,299	—	77,299

Income (loss) from operations	2,625	(7,354)	(4,729)

Other expense
Other expense, net	(497)		(497)
Interest expense	(28,769)		(28,769)
Total other expense	(29,266)	—	(29,266)
Loss before income tax benefit	(26,641)	(7,354)	(33,995)
Income tax benefit	(3,959)	(1,534)	(5,493)
Net loss	$(22,682)	$(5,820)	$(28,502)
Preferred dividends and accretion	(5,479)		(5,479)
Net loss to common shareholders	$(28,161)	$(5,820)	$(33,981)
Loss per share
Basic	$(0.22)	$(0.05)	$(0.26)
Diluted	$(0.22)	$(0.05)	$(0.26)
Weighted average number of shares
Basic	128,315	128,315	128,315
Diluted	128,315	128,315	128,315

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Statement of Changes in Shareholders' Deficit- Three Months Ended March 31, 2021

(in thousands, share amounts) (unaudited)	Preferred Stock		Common Stock		Additional
As Previously Reported	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total Stockholders’ Deficit
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity based compensation	—	—	—	—	7,897	—	7,897
Net Income	—	—	—	—	—	2,887	2,887
Balance, March 31, 2021	—	$—	126,994	$127	$148,370	$(218,612)	$(70,115)
Adjustments
Balance, December 31, 2020	—	$—	—	$—	$—	$—	—
Net Income	—	—	—	—	—	1,689	1,689
Total Adjustments	—	$—	—	$—	$—	$1,689	1,689
As Restated
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity based compensation	—	—	—	—	7,897	—	7,897
Net Income	—	—	—	—	—	4,576	4,576
Balance, March 31, 2021 - As Restated	—	—	126,994	$127	$148,370	$(216,923)	$(68,426)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Statement of Changes in Shareholders' Deficit- Three Months Ended June 30, 2021

(in thousands, share amounts) (unaudited)	Preferred Stock		Common Stock		Additional
As Previously Reported	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total Stockholders’ Deficit
Balance, March 31, 2021	—	$—	126,994	127	148,370	(218,612)	$(70,115)
Equity-based compensation	—	—	—	—	1,523	—	1,523
Net loss	—	—	—	—	—	(17)	(17)
Balance, June 30, 2021	—	$—	126,994	$127	$149,893	$(218,629)	$(68,609)
Adjustments
Balance, March 31, 2021	—	$—	—	$—	$—	$1,689	1,689
Net loss	—	—	—	—	—	(5,500)	(5,500)
Total Adjustments	—	$—	—	$—	$—	$(3,811)	(3,811)
As Restated
Balance, March 31, 2021	—	$—	126,994	$127	$148,370	$(216,923)	$(68,426)
Equity based compensation	—	—	—	—	1,523	—	1,523
Net loss	—	—	—	—	—	(5,517)	(5,517)
Balance, June 30, 2021 - As Restated	—	—	126,994	$127	$149,893	$(222,440)	$(72,420)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Statement of Changes in Shareholders' Equity/(Deficit) - Three Months Ended September 30, 2021

	Temporary Equity		Permanent Equity
(in thousands, share amounts) (unaudited)	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock		Additional
As Previously Reported	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total Stockholders’ Deficit
Balance, June 30, 2021	—	$—	—	$—	126,994	127	149,893	(218,629)	$(68,609)
Equity-based compensation	—	—	—	—	—	—	2,160	—	2,160
Issuance of Series A Preferred, net of fees	350	229,799	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	104,764
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—	(5,479)
Net loss	—	—	—	—	—	—	—	(25,552)	(25,552)
Balance, September 30, 2021	350	235,278	—	$—	134,869	$135	$251,330	$(244,181)	$7,284
Adjustments
Balance, June 30, 2021	—	—	—	$—	—	$—	$—	$(3,811)	(3,811)
Net loss	—	—	—	—	—	—	—	(2,009)	(2,009)
Total Adjustments	—	—	—	$—	—	$—	$—	$(5,820)	(5,820)
As Restated
Balance, June 30, 2021	—	—	—	$—	126,994	$127	$149,893	$(222,440)	$(72,420)
Equity based compensation	—	—	—	—	—	—	2,160	—	2,160

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Issuance of Series A Preferred, net of fees	350	229,799	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	104,764
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—	(5,479)
Net loss	—	—	—	—	—	—	—	(27,561)	(27,561)
Balance, September 30, 2021 - As Restated	350	235,278	—	—	134,869	$—	$251,330	$(250,001)	$1,464

Statement of Changes in Shareholders' Deficit- Six Months Ended June 30, 2021

(in thousands, share amounts) (unaudited)	Preferred Stock		Common Stock		Additional
As Previously Reported	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total Stockholders’ Deficit
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity-based compensation	—	—	—	—	9,420	—	9,420
Net loss	—	—	—	—	—	2,870	2,870
Balance, June 30, 2021	—	$—	126,994	$127	$149,893	$(218,629)	$(68,609)
Adjustments
Balance, December 31, 2020	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(3,811)	(3,811)
Total Adjustments	—	$—	—	$—	$—	$(3,811)	$(3,811)
As Restated
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity based compensation	—	—	—	—	9,420	—	9,420
Net loss	—	—	—	—	—	(941)	(941)
Balance, June 30, 2021 - As Restated	—	—	126,994	$127	$149,893	$(222,440)	$(72,420)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Statement of Changes in Shareholders' Equity/(Deficit) - Nine Months Ended September 30, 2021

	Temporary Equity		Permanent Equity
(in thousands, share amounts) (unaudited)	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock		Additional
As Previously Reported	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total Stockholders’ Deficit
Balance, December 31, 2020	—	$—	—	$—	126,994	127	140,473	$(221,499)	$(80,899)
Equity-based compensation	—	—	—	—	—	—	11,580	—	11,580
Issuance of Series A Preferred, net of fees	350	229,799	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	104,764
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—	(5,479)
Net loss	—	—	—	—	—	—	—	(22,682)	(22,682)
Balance, September 30, 2021	350	235,278	—	$—	134,869	$135	$251,330	$(244,181)	$7,284
Adjustments
Balance, December 31, 2020	—	—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(5,820)	(5,820)
Total Adjustments	—	—	—	$—	—	$—	$—	$(5,820)	$(5,820)
As Restated
Balance, December 31, 2020	—	—	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Equity based compensation	—	—	—	—	—	—	11,580	—		11,580
Issuance of Series A Preferred, net of fees	350	229,799	—	—	—	—	—	—		—
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—		104,764
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—		(5,479)
Net loss	—	—	—	—	—	—	—	(28,502)		(28,502)
Balance, September 30, 2021 - As Restated	350	235,278	—	—	134,869	$—	$251,330	$(250,001)	$—	$1,464

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Statement of Cash Flows

	Three Months Ended March 31, 2021
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows used in operating activities
Net income	$2,887	$1,689	$4,576
Adjustments to reconcile net income to net cash used in operating activities:
Recovery of bad debts	(535)		(535)
Deferred tax benefit	(71)	(38)	(109)
Depreciation and amortization	6,481		6,481
Amortization of debt discount and issuance costs	3,586		3,586
Interest paid-in-kind	—		—
Equity-based compensation	7,911		7,911
Contingent consideration	148		148
Warranty provision	302		302
Changes in operating assets and liabilities			—
Accounts receivable	(2,692)	(2,308)	(5,000)
Inventories	(6,246)		(6,246)
Income tax receivables	13,003		13,003
Prepaid expenses and other	(3,216)		(3,216)
Accounts payable	(10,556)		(10,556)
Accounts payable - related party	—		—
Accrued expenses and other	5,134		5,134
Income tax payable	1,410	657	2,067
Lease liabilities	247		247
Deferred revenue	(59,941)	—	(59,941)
Net cash used in operating activities	(42,148)	—	(42,148)
Cash flows used in investing activities
Purchase of property, plant and equipment	(570)		(570)
Investment in equity security	(10,000)		(10,000)
Net cash used in investing activities	(10,570)	—	(10,570)
Cash flows used in financing activities
Proceeds from revolving credit facility	—
Principal payments on term loan facility	(30,000)		(30,000)
Debt issuance costs	(6,590)		(6,590)
Net cash used in financing activities	(36,590)	—	(36,590)
Net decrease in cash, cash equivalents and restricted cash	(89,308)	—	(89,308)
Cash, cash equivalents and restricted cash, beginning of period	108,441		108,441
Cash, cash equivalents, and restricted cash, end of period	$19,133	$—	$19,133

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
\

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Statement of Cash Flows
	Six Months Ended June 30,
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows used in operating activities
Net income	$2,870	$(3,811)	$(941)
Adjustments to reconcile net income to net cash used in operating activities:
Recovery of bad debts	(551)		(551)
Deferred tax benefit	1,358	(1,896)	(538)
Depreciation and amortization	12,964		12,964
Amortization of debt discount and issuance costs	5,118		5,118
Interest paid-in-kind	—		—
Equity-based compensation	9,467		9,467
Contingent consideration	135		135
Warranty provision	425		425
Provision for inventory obsolescence	1,236		1,236
Changes in operating assets and liabilities			—
Accounts receivable	(34,365)	3,972	(30,393)
Inventories	(20,443)		(20,443)
Income tax receivables	7,501	1,735	9,236
Prepaid expenses and other	826		826
Accounts payable	(1,378)		(1,378)
Accounts payable - related party	(1,622)		(1,622)
Accrued expenses and other	(10,541)		(10,541)
Income tax payable	(8,814)		(8,814)
Lease liabilities	68		68
Deferred revenue	(98,363)	—	(98,363)
Net cash used in operating activities	(134,109)	—	(134,109)
Cash flows used in investing activities
Purchase of property, plant and equipment	(1,200)		(1,200)
Investment in equity security	(11,975)	—	(11,975)
Net cash used in investing activities	(13,175)	—	(13,175)
Cash flows from financing activities
Proceeds from revolving credit facility	102,000		102,000
Principal payments on term loan facility	(31,075)		(31,075)
Payments on related party loans	—		—
Contingent consideration	(7,810)	—	(7,810)
Debt issuance costs	(6,590)	—	(6,590)
Net cash provided by financing activities	56,525	—	56,525
Net decrease in cash, cash equivalents and restricted cash	(90,759)	—	(90,759)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cash, cash equivalents and restricted cash, beginning of period	108,441		108,441
Cash, cash equivalents, and restricted cash, end of period	$17,682	$—	$17,682

Statement of Cash Flows

	Nine Months Ended September 30,
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows used in operating activities
Net loss	$(22,682)	$(5,820)	$(28,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Recovery of bad debts	(574)		(574)
Deferred tax benefit	(6,531)	(505)	(7,036)
Depreciation and amortization	19,454		19,454
Amortization of debt discount and issuance costs	13,653		13,653
Interest paid-in-kind	—		—
Equity-based compensation	11,706		11,706
Contingent consideration	1,071		1,071
Warranty provision	305		305
Provision for inventory obsolescence	654		654
Changes in operating assets and liabilities			—
Accounts receivable	(58,194)	7,354	(50,840)
Inventories	(55,321)		(55,321)
Income tax receivables	10,705	(1,029)	9,676
Prepaid expenses and other	(5,770)		(5,770)
Accounts payable	1,948		1,948
Accounts payable - related party	(1,622)		(1,622)
Accrued expenses and other	1,683		1,683
Income tax payable	(8,185)		(8,185)
Lease liabilities	337		337
Deferred revenue	(68,474)	—	(68,474)
Net cash used in operating activities	(165,837)	—	(165,837)
Cash flows used in investing activities
Purchase of property, plant and equipment	(2,252)		(2,252)
Investment in equity security	(11,975)		(11,975)
Net cash used in investing activities	(14,227)	—	(14,227)
Cash flows from financing activities
Proceeds from revolving credit facility	102,000		102,000
Principal payments on term loan facility	(132,150)		(132,150)
Proceeds from Series A issuance	224,987		224,987
Proceeds from common stock issuance	120,645		120,645
Series A equity issuance costs	(7,195)		(7,195)

Array Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Common stock issuance costs	(3,873)		(3,873)
Payments on revolving credit facility	(102,000)		(102,000)
Payments on related party loans	—		—
Contingent consideration	(7,810)		(7,810)
Deferred offering costs	—		—
Debt issuance costs	(6,590)	—	(6,590)
Net cash provided by financing activities	188,014	—	188,014
Net change in cash and cash equivalents	7,950	—	7,950
Cash and cash equivalents, beginning of period	108,441		108,441
Cash and cash equivalents, end of period	$116,391	$—	$116,391

23.    Subsequent Events

STI Acquisition
On January 11, 2022 (the “Closing Date”), the Company completed the previously announced STI Acquisition, pursuant to that certain definitive agreement (the “Purchase Agreement”), dated as of November 10, 2021, by and among Array Tech, Inc, a wholly-owned subsidiary of the Company, Amixa Capital, S.L. and Aurica Trackers, S.L., each a company duly organized under the laws of the Kingdom of Spain, and Mr. Javier Reclusa Etayo.
In accordance with the Purchase Agreement, the Company paid closing consideration to STI consisting of $410.5 million in cash (the “Cash Consideration”) and 13,894,800 shares of the Company’s common stock (the “Stock Consideration”). The fair value of the purchase consideration was $610.7 million and resulted in the Company owning 100% of the interests in STI. The Company is in the process of determining the acquisition assets and liabilities and the related accounting impact.

The purchase price will be increased by the amount that is four times the audited Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of the target less €47.0 million ($53.5 million at current exchange rates), such that the amount of contingent consideration is subject to a cap of €45.0 million ($52.0 million at current exchange rates). Subsequent to December 31, 2021, it was determined that the targets were not met.

The acquisition of STI will provide the Company with an immediate presence in Brazil as well as Western Europe. Transaction expenses incurred in connection with the acquisition are estimated to be $5.3 million.

Series A Redeemable Preferred Issuance

In connection with the Stock Purchase Agreement and the Certificate of Designations governing the Series A Redeemable Perpetual Preferred Stock (see Note 11 - Redeemable Perpetual Preferred), on January 7, 2022, the Company issued and sold to the Purchasers 50,000 shares of Series A Redeemable Perpetual Preferred Stock and 1,125,000 shares of Common Stock in an Additional Closing for an aggregate purchase price of $49,376,125.

Employee Stock Purchase Plan

The Company’s Compensation Committee approved the Employee Stock Purchase Plan in December 2021. The Plan allows employees to purchase shares at 15% off the lower of the stock price at the beginning or ending of the six months window through payroll deductions. The plan is considered compensatory in nature and the Company will record stock compensation expense on the plan beginning in 2022.