Form 10-K/A
period 2021-12-31
Array Technologies, Inc.
filed 2022-04-06
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Auditor Name: BDO USA, LLP	Auditor Location: Austin, Texas	Auditor Firm ID: 243
ii

EXPLANATORY NOTE

On April 6, 2022, Array Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct an administrative error in the content of Exhibit 23.1, Consent of Independent Registered Public Accounting Firm (the “Consent”), that resulted in an improper reference to the date of the auditor’s report. A new Exhibit 23.1 with the appropriate corrections is filed as Exhibit 23.1 attached hereto.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

Item 15. Exhibit and Financial Statement Schedules.
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
104*	Cover Page Interactive Data Files

* Filed herewith
iii

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2022

ARRAY TECHNOLOGIES, INC.

By:	By: /s/ Jim Fusaro
Jim Fusaro
Chief Executive Officer (Principal Executive Officer)

iv