Form 10-Q
period 2022-03-31
Array Technologies, Inc.
filed 2022-05-10
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 10, 2022, there were 150,175,189 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

3

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,491	$367,670
Accounts receivable, net	390,921	236,009
Inventories, net	299,010	205,653
Income tax receivables	31,079	9,052
Prepaid expenses and other	46,495	33,649
Total current assets	816,996	852,033
Property, plant and equipment, net	16,878	10,692
Goodwill	379,840	69,727
Other intangible assets, net	470,690	174,753
Deferred tax assets	—	9,345
Other assets	31,314	26,429
Total assets	$1,715,718	$1,142,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$187,466	$91,392
Accounts payable - related party	478	610
Accrued expenses and other	54,837	38,494
Accrued warranty reserve	3,201	3,192
Income tax payable	6,452	60
Deferred revenue	121,624	99,575
Current portion of contingent consideration	—	1,773
Current portion of debt	48,180	4,300
Other current liabilities	10,886	5,909
Total current liabilities	433,124	245,305
Long-term liabilities
Deferred tax liability	92,931	—
Contingent consideration, net of current portion	9,363	12,804
Other long-term liabilities	7,102	5,557
Long-term warranty	4,743	—
Long-term debt, net of current portion	778,248	711,056
Total long-term liabilities	892,387	729,417

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except per share and share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Total liabilities	1,325,511	974,722
Commitments and contingencies (Note 16)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 400,000 and 350,000 shares issued as of March 31, 2022 and December 31, 2021; liquidation preference of $400.0 million and $350.0 million as of March 31, 2022 and December 31, 2021	281,792	237,462
Stockholders’ equity (deficit)
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued as of March 31, 2022 and December 31, 2021	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,173,507 and 135,026,940 shares issued as of March 31, 2022 and December 31, 2021	150	135
Additional paid-in capital	411,232	202,562
Accumulated deficit	(293,956)	(271,902)
Accumulated other comprehensive income	(9,011)	—
Total stockholders’ equity (deficit)	108,415	(69,205)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity (deficit)	$1,715,718	$1,142,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$300,586	$248,240
Cost of revenue	273,999	202,074
Gross profit	26,587	46,166

Operating expenses
General and administrative	39,827	24,673
Contingent consideration	(3,731)	148
Depreciation and amortization	22,652	5,984
Total operating expenses	58,748	30,805

Income (loss) from operations	(32,161)	15,361

Other expense
Other income (expense), net	743	(78)
Foreign currency gain	3,863	—
Interest expense	(6,942)	(9,009)
Total other expense	(2,336)	(9,087)
Income (loss) before income tax expense (benefit)	(34,497)	6,274
Income tax expense (benefit)	(12,443)	1,698
Net income (loss)	(22,054)	4,576
Preferred dividends and accretion	11,606	—
Net income (loss) to common shareholders	$(33,660)	$4,576

Earnings (loss) per share
Basic	$(0.23)	$0.04
Diluted	$(0.23)	$0.04
Weighted average number of shares
Basic	148,288	126,994
Diluted	148,288	127,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(22,054)	$4,576
Foreign currency translation adjustments	(9,011)	—
Comprehensive income (loss)	$(31,065)	$4,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

Three Months Ended March 31, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	—	—	4,413	—	—	4,413
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	—	—	(200)	—	—	(200)
Issuance of common stock, net	—	—	—	—	15,147	15	216,063	—	—	216,078
Preferred cumulative dividends plus accretion	—	11,606	—	—	—	—	(11,606)	—	—	(11,606)
Net loss	—	—	—	—	—	—	—	(22,054)	—	(22,054)
Other comprehensive income	—	—	—	—	—	—	—	—	(9,011)	(9,011)
Balance, March 31, 2022	400	$281,792	—	$—	150,174	$150	$411,232	$(293,956)	$(9,011)	$108,415

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)
Three Months Ended March 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity-based compensation	—	—	—	—	7,897	—	7,897
Net income	—	—	—	—	—	4,576	4,576
Balance, March 31, 2021	—	$—	126,994	$127	$148,370	$(216,923)	$(68,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(22,054)	$4,576
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for (recovery of) bad debts	145	(535)
Deferred tax benefit (expense)	6,649	(109)
Depreciation and amortization	23,023	6,481
Amortization of debt discount and issuance costs	1,710	3,586
Equity-based compensation	4,508	7,911
Contingent consideration	(3,731)	148
Warranty provision	594	302
Provision for inventory obsolescence	409	—
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(44,268)	(5,000)
Inventories	(46,250)	(6,246)
Income tax receivables	(21,924)	13,003
Prepaid expenses and other	5,960	(3,216)
Accounts payable	59,551	(10,556)
Accounts payable - related party	(132)	—
Accrued expenses and other	7,027	5,134
Income tax payable	(8,760)	2,067
Lease liabilities	6,085	247
Deferred revenue	(18,639)	(59,941)
Net cash used in operating activities	(50,097)	(42,148)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,357)	(570)
Acquisition of STI, net of cash acquired	(373,816)	—
Investment in equity security	—	(10,000)
Net cash used in investing activities	(376,173)	(10,570)
Cash flows from financing activities
Proceeds from Series A issuance	33,098	—
Proceeds from common stock issuance	15,885	—
Series A equity issuance costs	(175)	—
Common stock issuance costs	(450)	—
Proceeds from revolving credit facility	52,000	—
Proceeds from issuance of other debt	6,229	—
Principal payments on debt	(4,368)	(30,000)
Contingent consideration	(1,483)	—
Debt issuance costs	—	(6,590)

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) financing activities	100,736	(36,590)
Effect of exchange rate changes on cash and cash equivalent balances	7,355	—
Net change in cash and cash equivalents	(318,179)	(89,308)
Cash and cash equivalents, beginning of period	367,670	108,441
Cash and cash equivalents, end of period	$49,491	$19,133

Supplemental Cash Flow Information
Stock consideration paid for acquisition of STI	$200,224	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”) formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiary, ATI Investment Sub, Inc. (“ATI Investment”) owns subsidiaries through which it conducts substantially all operations.
Acquisition of STI
On January 11, 2022, the Company acquired 100% of the share capital of Soluciones Tecnicas Integrales Norland, S.L. a Spanish private limited liability Company, and its subsidiaries (collectively “STI”) with cash and common stock of the Company. The acquisition was accounted for as a business combination. See Note 3 – Acquisition of STI.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2022.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Array Technologies, Inc. and its Subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include impairment of goodwill, impairment of long-lived assets, fair value of contingent consideration, Series A Redeemable Preferred Stock and the related future tranche, allowance for credit losses, reserve for excess or obsolete inventories, valuation of deferred tax assets and warranty reserve. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements; however, management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, causing us to experience temporary decreased margins and thus decreased cash from operations which has adversely impacted our business. In addition, due to global tightening of supply chain and strained logistics issues we have experienced an increase in our unbilled revenues and also in some instances incurred liquidated damages. We have taken, and continue to take, mitigating steps to overcome the economic challenges and, therefore, believe the impact to be temporary, but cannot be certain the timing of when we will achieve better margins.

The Company believes it has sufficient liquidity and financing options available and expects to have sufficient liquidity to operate for the next 12 months. The Company expects to use cash generated from operations and if needed, can access funds from the Revolving Credit Facility. The Company also has $100 million in delayed draw ability under the Series A Redeemable Perpetual Preferred Stock future draw commitment; however, such a draw would increase the Company’s dividend obligations and outstanding common stock and failure to draw the delayed commitments will result in interest expense payable by the company. See Note 13 – Redeemable Perpetual Preferred. The Revolving Credit Facility has $114.8 million of availability; however the Company may have limited ability to draw on the funds due to existing debt covenants. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Business Combinations
The Company accounts for its business acquisitions under the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”). The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, amongst other items.

Foreign Currency Translation
For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated into the U.S. dollar at period end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired, and all other assets and liabilities are translated at period end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates, and all other income and expense items are translated at average exchange rates prevailing during the period. Gains and losses which result from remeasurement are included in earnings.

Recent Accounting Pronouncements
Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). At the Acquisition Date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the recent update, such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted ASU 2021-08 as of January 1, 2022. See Note 3 – Acquisition of STI for further information and disclosures related to the STI Acquisition.

3.    Acquisition of STI

On January 11, 2022 (the “Closing Date”) the Company completed the acquisition of 100% of the share capital of STI (the “STI Acquisition”). The STI Acquisition was funded primarily with borrowings from Senior unsecured convertible notes and the issuance of Series A Redeemable Perpetual Preferred Stock. The STI Acquisition provided the Company with an immediate presence in Brazil and Western Europe. Transaction expenses incurred in connection with the acquisition are $5.6 million recorded in the General and administrative line item on the condensed consolidated statement of operations for the three months ended March 31, 2022. In accordance with the Purchase Agreement, the Company paid closing consideration to STI consisting of $410.5 million in cash and 13,894,800 shares of the Company’s common stock. The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the interests in STI. The Company is in the process of performing a valuation of the acquisition assets and liabilities and the related accounting impact.

The purchase price consideration to acquire STI consisted of the following:

Cash consideration for STI	$409,647
Cash consideration for transaction expenses of STI	896
Total cash consideration	410,543
Non-cash equity consideration	200,224
Total consideration transferred	610,767
Total purchase price consideration	$610,767

The STI Acquisition was accounted for as a business combination applying ASC 805. The equity consideration transferred consisted of the Company’s common stock and was measured at fair value based on the closing stock price on the date the STI Acquisition was consummated (the “Acquisition Date”). The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the Acquisition Date. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the expected synergies of the combined entities that are expected to be realized from the STI Acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the Acquisition Date:

Preliminary fair value of net assets acquired and liabilities assumed:	Acquisition Date
Cash and cash equivalents	$36,725
Accounts receivable	110,789
Inventories	47,517
Prepaid expenses and other	23,399
Property, plant and equipment	4,434
Other intangible assets	318,365
Other assets	325
Total assets acquired	$541,554

Accounts payable	65,761
Deferred revenue	20,345
Short-term debt	44,338
Other liabilities	10,115
Income tax payable	7,576
Deferred tax liability	93,823
Other long-term liabilities	4,524
Long-term debt	12,053
Total liabilities assumed	$258,535

Preliminary fair value of net assets acquired	283,019
Preliminary allocation to goodwill	$327,768

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as the twelve months following the Acquisition Date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed as well as the tax impact. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the Acquisition Date throughout the remainder of the measurement period. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting.

The preliminary purchase price allocation includes $318.4 million of acquired identifiable intangible assets.

	Estimated Fair Value (in USD)	Estimated Weighted Average Useful Life in Years
(in thousands, except useful lives)
Backlog	$51,165	1
Customer relationships	238,770	10
Trade name	28,430	20
Total	$318,365

The preliminary fair value of the identifiable intangible assets has been estimated using the Excess Earnings Method (Customer relationships and Backlog) and Relief from Royalty Method (Trade name). The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the STI Acquisition.

The amounts of revenue and net loss of STI included in the Company’s consolidated statement of operations from the Acquisition Date of January 11, 2022 through March 31, 2022 are $49.9 million and a loss of $0.8 million, respectively.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and STI as if the acquisition had occurred on January 1, 2021, after giving effect to certain unaudited pro forma adjustments. The unaudited pro forma adjustments reflected herein include only those adjustments that are directly attributable to the STI Acquisition and factually supportable. The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the STI Acquisition and is not necessarily indicative of the operating results that would have actually occurred had the STI Acquisition been consummated on January 1, 2022. These results are prepared in accordance with U.S. GAAP.

	Three Months Ended March 31,
	2022	2021
Revenue	$308,936	$273,803
Net income	$(23,562)	$(12,283)

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$391,196	$236,149
Less: allowance for doubtful accounts	(275)	(140)
Accounts receivable, net	$390,921	$236,009

5.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$155,561	$85,470
Finished goods	151,273	127,598
Reserve for excess or obsolete inventory	(7,824)	(7,415)
Total	$299,010	$205,653

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2022	December 31, 2021
Land	N/A	$1,567	$1,340
Buildings and land improvements	15-39	3,973	2,451
Manufacturing equipment	7	16,454	13,924
Furniture, fixtures and equipment	5-7	591	476
Vehicles	5	275	161
Hardware and software	3-5	2,338	1,683
Assets in progress		3,576	1,880
Total		28,774	21,915
Less: accumulated depreciation		(11,896)	(11,223)
Property, plant and equipment, net		$16,878	$10,692

Depreciation expense was $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, of which $0.5 million and $0.5 million, respectively, was allocated to cost of revenue and $0.1 million and $0.1 million, respectively, was included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

7.    Goodwill and Other Intangible Assets

Goodwill
Prior to the STI Acquisition, goodwill related to Former Parent’s acquisition of the Company. At the Acquisition Date, goodwill was recorded as $121.6 million and was subsequently impaired. Total accumulated impairment as of March 31, 2022 was $51.9 million.

During 2022, the Company recorded an additional $327.8 million of goodwill as a result of the STI Acquisition. As of March 31, 2022 and December 31, 2021 goodwill totaled $379.8 million and $69.7 million, net of accumulated impairment of $51.9 million and is not deductible for tax purposes. Changes in the carrying amount of goodwill during the three months ended March 31, 2022 are shown below (in thousands):

Goodwill as of March 31, 2022
Beginning Balance	$69,727
Acquisition of STI	327,768
Foreign currency impact	(17,655)
Ending Balance	$379,840

Other Intangible Assets
Other intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (Years)	March 31, 2022	December 31, 2021
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationships	10	328,270	89,500
Backlog	1	51,165	—
Trade name	20	28,430	—
Total amortizable intangibles		611,665	293,300
Accumulated amortization:
Developed technology		83,430	79,790
Customer relationships		56,254	49,057
Backlog		11,278	—
Trade name		313	—
Total accumulated amortization		151,275	128,847
Total amortizable intangibles, net		460,390	164,453

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$470,690	$174,753

Amortization expense related to intangible assets amounted to $22.5 million and $5.9 million for the three months ended March 31, 2022 and 2021.

Estimated future annual amortization expense for the above amortizable intangible assets for the remaining periods through March 31, as follows (in thousands):

Amount
2022	$75,291
2023	50,318
2024	48,805
2025	48,805
2026	44,499
Thereafter	192,672
$460,390

8.    Investment in Equity Security

The Company made a $10.0 million and $2.0 million investment in preferred stock of a private company in February 2021 and April 2021, respectively. The investment is accounted for in accordance with ASC Topic 321 Investments—Equity Securities at its cost, less any impairment. The investment balance as of March 31, 2022 was $12.0 million and is recorded in other assets on the condensed consolidated balance sheets. There is no impairment recorded for the three months ended March 31, 2022.

9.    Income Taxes

The Company follows guidance under ASC Topic 740-270 Income Taxes, which requires that an estimated annual effective tax rate is applied to year-to-date ordinary income (loss). At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The tax effect of discrete items is recorded in the quarter in which the discrete events occur.

The Company recorded income tax expense (benefit) of $(12.4) million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. The tax (benefit) in the three months ended March 31, 2022 was favorably impacted by mix of earnings in foreign jurisdictions offset by non-deductible amounts for officers’ compensation and transaction costs. The tax expense in the three months ended March 31, 2021 was unfavorably impacted by non-deductible equity based compensation as well as initial public offering and secondary offering costs.

For the three months ended March 31, 2022 and 2021, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

10.    Senior Secured Facility

Long-term senior secured credit facility consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loan facility	$325,700	$326,775
Revolving credit facility	52,000	—
	377,700	326,775
Less discount and issuance costs	(22,247)	(23,291)
Long-term portion, net of debt discount and issuance costs	355,453	303,484
Less current portion of credit facility	(4,300)	(4,300)
Long-term senior secured facility debt, net of current portion, debt discount and issuance costs	$351,153	$299,184

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility which was amended on February 23, 2021 by the First Amendment and on February 26, 2021 by the Second Amendment. The senior secured facility consisted originally of (i) a $575 million senior secured 7-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 23, 2021, the Company entered into the first amendment (“First Amendment”) to its Senior Secured Credit Facility. The First Amendment, in the case of Eurocurrency borrowings, lowers the London interbank offered rate floor to 50 basis points from 100 basis points and lowers the applicable margin to 325 basis points from 400 basis points per annum. This resulted in the current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment. On February 26, 2021, the Company entered into the incremental facility amendment No. 2 (the “Second Amendment”) to the Senior Secured Credit Facility. The Second Amendment increases the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had $52.0 million and no outstanding balance as of March 31, 2022 and December 31, 2021, respectively, $33.2 million and $13.6 million in standby letters of credit at March 31, 2022 and December 31, 2021, respectively, and availability of $114.8 million and $186.4 million at March 31, 2022 and December 31, 2021, respectively.

Term Loan Facility
The Term Loan Facility had a balance of $325.7 million and $326.8 million as of March 31, 2022 and December 31, 2021, respectively. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $22.2 million and $23.3 million as of March 31, 2022 and December 31, 2021, respectively. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of March 31, 2022 is 5.03%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make any advance principal payments for the three months ended March 31, 2022 and 2021.

11.    Convertible Debt

Convertible debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
1.00% Senior unsecured convertible notes	$425,000	$425,000
Less: unamortized discount and issuance costs	(12,689)	(13,137)
1.00% Senior unsecured convertible notes, net (1)	$412,311	$411,863
(1) Effective interest rate for the Convertible Notes as of March 31, 2022 was 1.5%.

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

The Convertible Notes were not convertible during the three months ended March 31, 2022 and none have been converted to date. Also, given that the average market price of the common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three months ended March 31, 2022.

12.     Other Debt

In connection with the acquisition of STI, the Company assumed debt obligations of STI consisting of $43.9 million in short-term debt and $14.8 million in long-term debt. Interest rates range from 0.55% to 2.76% annually and maturities for the short term portion of loans range from April 2022 to March 2023. Maturities for the long term portion of loans are $5.3 million Euros ($5.9 million USD) due in 2024 and $8 million Euros ($8.9 million USD) due in March 2027.

13.    Redeemable Perpetual Preferred

Series A Redeemable Perpetual Preferred
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which on August 11, 2021, the Company issued and sold to certain investors (the Purchasers”) 350,000 shares of a newly designated Series A redeemable perpetual preferred stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock”), and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, on September 27, 2021, the Company issued andz sold to the Purchasers 776,235 shares of Common Stock for an aggregate purchase price of $776 (the “Prepaid Forward Contract”). The Company used net proceeds from the Initial Closing to repay $102.0 million, which was the amount outstanding under the Company’s existing Revolving Credit Facility, and prepaid $100 million under the Company’s Term Loan. The Purchasers are entitled to designate one representative to be appointed to the Company’s board of directors, and to appoint three non-voting observers to the Board, in each case until such time as the Purchasers no longer beneficially own shares of the Series A Redeemable Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below). The Series Perpetual Preferred Stock has no maturity date.

On January 7, 2022, the Company issued and sold to the Purchasers 50,000 shares of Series A Redeemable Perpetual Preferred Stock and 1,125,000 shares of Common Stock, par value $0.001 per share, in an additional closing for an aggregate purchase price of $49,376,125 (the “Additional Closing”).

Additional Closings
The Securities Purchase Agreement gives the Company the option to require the Purchaser to purchase, in one or more additional closings, up to 150,000 shares of Series A Redeemable Perpetual Preferred Stock, until June 30, 2023, and up to 3,375,000 shares of Common Stock (or up to 6,100,000 shares of Common Stock in the event of certain price-related adjustments) (subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction) for an aggregate purchase price up to $148 million (the “Delayed Draw Commitment”). This commitment has been reduced by the Additional Closing.

The Company evaluated the accounting for the instruments issued in the Securities Purchase Agreement and determined the Series A Redeemable Perpetual Preferred Stock and Common Stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Delayed Draw Commitment are freestanding instruments accounted for in equity.

The Series A Redeemable Perpetual Preferred Stock is recorded in temporary equity on the condensed consolidated balance sheets as it has redemption features upon certain triggering events that are outside the Company’s control, such as a fundamental change. The proceeds of the Series A Redeemable Perpetual Preferred Stock, transactions costs and discount of $334.6 million have been allocated to each instrument based on its relative fair value. At the Initial Closing date, $229.8 million was allocated to the Series A Redeemable Perpetual Preferred Stock, $105.4 million to Common Stock, $12.4 million to the Delayed Draw Commitment, which was recorded as a debit to additional paid-in capital, and $11.7 million for a Prepaid Forward Contract.

The Additional Closing carried issuance and original issuance discount costs of $1.3 million. The net proceeds were allocated amongst the Series A Redeemable Perpetual Preferred Stock and Common Stock based on the proceeds of $33.1 million and $15.9 million, respectively.

Dividends
On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Redeemable Perpetual Preferred Stock either in cash at the then-applicable Cash Regular Dividend Rate (as defined below), through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25% (the “Permitted Accrued Dividends”), or a combination thereof. Following the fifth anniversary of the Initial Closing, dividends shall be payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holder of the Series A Redeemable Perpetual Preferred Stock (each a “Holder”), will pay 100% of the amount of Default Accrued Dividends by delivering to the Holder a number of shares of Common Stock equal to the quotient of (i) the amount of Default Accrued Dividends divided by (ii) 95% of the 30-day VWAP of the Common Stock (“Non-Cash Dividend”).

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

Dividends accrued as of March 31, 2022 were $6.3 million and dividends declared and paid as of December 31, 2021 were $8.2 million and $8.1 million, respectively.

The Series A Redeemable Perpetual Preferred Stock have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A Redeemable Perpetual Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series A Redeemable Perpetual Preferred Stock by a corresponding amount. The discount of $120.2 million is therefore being amortized over five years using the effective yield method. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Series A Redeemable Perpetual Preferred Stock.

The Company has presented the Series A Redeemable Perpetual Preferred Stock in temporary equity and is accreting the discount on the increasing rate dividends using the effective interest method. Such accretion totaled $5.4 million for the three months ended March 31, 2022.

The Company had $6.3 million in dividends accreted on the carrying value of the Series A Redeemable Perpetual Preferred Stock at an accrual rate of 6.25% as of March 31, 2022.

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

14.    Revenue

Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Three Months Ended March 31,
	2022	2021
Over-time revenue	$208,071	$117,850
Point in time revenue	92,515	130,390
Total revenue	$300,586	$248,240

As discussed in the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on April 6, 2022, ITC-related contracts were determined to have multiple performance obligations satisfied at a point in time instead of one performance obligation satisfied over time. The disaggregated revenue information above for the three months ended March 31, 2021 has been restated to correct this error, which resulted in $78.5 million of revenue being reclassified from over-time revenue to point in time revenue for the three months ended March 31, 2021.

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

Contract assets consisting of unbilled receivables are recorded within accounts receivable on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Unbilled receivables	$135,997	$111,224

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e., deferred revenue) relate to advanced orders and payments received by the Company. Contract liabilities consisting of deferred revenue recorded on a contract-by-contract basis at the end of each reporting period were as follows (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenue	$121,624	$99,575

During the three months ended March 31, 2022, the Company converted $60.0 million deferred revenue to revenue which represented 60% of the prior years deferred revenue balance.

Remaining Performance Obligations
As of March 31, 2022, the Company had $301.3 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

15.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$(22,054)	$4,576
Preferred dividends and accretion	11,606	—
Net income (loss) to common shareholders	$(33,660)	$4,576
Basic:
Weighted-average shares	148,288	126,994
Earnings (loss) per share	$(0.23)	$0.04
Diluted:
Weighted-average shares	148,288	126,994
Equity compensation dilutive securities	—	304
Weighted average dilutive shares	148,288	127,298
Earnings (loss) per share	$(0.23)	$0.04

Potentially dilutive common shares issuable pursuant to equity-based awards of 654,277 were not included for the three months ended March 31, 2022 as their potential effect was anti-dilutive as the Company generated a net loss. There were no potentially dilutive common shares issuable pursuant to the Convertible Notes as the stock price is below the strike price and the Company generated a net loss.

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

On May 14, 2021, a putative class action was filed in the U.S. District Court for the Southern District of New York (the “Southern District of New York” or the “Court”) against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The Plymouth Action alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering (“IPO”), the Company’s December 2020 offering (the “2020 Follow-On Offering”), and the Company’s March 2021 offering (the “2021 Follow-On Offering”) during the putative class period of October 14, 2020 through May 11, 2021.

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

On September 21, 2021, the Court in the Plymouth Action appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiff.

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

Consistent with the individual rules of practice for the Court in the Plymouth Action, on January 24, 2022, the defendants in the Plymouth Action, including the Company and certain of its officers and directors named as defendants therein, served on lead plaintiff and the Court a letter outlining why the Consolidated Amended Complaint should be dismissed in its entirety. Lead plaintiff responded to that letter on February 23, 2022 disagreeing with the ground for dismissal outlined in the defendants’ initial letter and contending that its Consolidated Amended Complaint should not be dismissed. Because the parties could not agree that the Consolidated Amended Complaint was deficient in any respect, the defendants, including the Company, submitted a letter to the Court on March 21, 2022 setting forth the reasons why the Consolidated Amended Complaint should be dismissed and requesting the Court’s leave to file a motion to dismiss.

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of March 31, 2022 or December 31, 2021.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Acquisition, Array Tech, Inc. (f/k/a Array Technologies, Inc.) entered into a Tax Receivable Agreement (“TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the fair value of the TRA was $9.4 million and $14.6 million, respectively.

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

The following table summarizes the liability related to the estimated TRA (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$14,577	$19,691
Payments	(1,483)	—
Fair value adjustment	(3,731)	148
Ending balance	$9,363	$19,839

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of March 31, 2022, the Company posted surety bonds in the total amount of approximately $168.5 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

17.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes	$412,311	$329,375	$411,863	$410,771

The carrying values of the Company's Revolving Credit Facility recorded in long-term debt on the condensed consolidated balance sheets approximate fair value due to the variable interest rate. The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

18.    Equity-Based Compensation

2020 Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

During the three months ended March 31, 2022, the Company granted an aggregate of 1,000,503 restricted stock units (“RSUs”) to employees and board of director members and 290,598 Performance Stock Units (“PSUs”) to certain executives. The fair value of the RSUs is determined using the market value of common stock on the grant date. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (TSR) compared to a certain Index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method with a volatility assumption of 66%, risk free interest rate of 0.28% based on the United States Treasury Constant Maturity rates and no dividends paid assumption.

Activity under the 2020 Plan was as follows:

RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	930,409	$22.39
Granted	1,000,503	$10.61
Vested	(138,466)	$21.91
Forfeited	(39,600)	$22.10
Unvested, March 31, 2022	1,752,846	$15.43

PSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	147,687	$27.75
Granted	290,598	$11.54
Vested	—	$—
Forfeited	(20,027)	$30.74
Unvested, March 31, 2022	418,258	$16.34

Class B Units and Class C Units of Former Parent
The Company accounted for equity grants to employees (Class B Units and Class C Units, collectively, “the Units,” of Former Parent) as equity-based compensation under ASC 718, Compensation-Stock Compensation. The Units contain vesting provisions as defined in the agreement. Vested Units do not forfeit upon termination and represent a residual interest in Former Parent. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those Units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Former Parent. However, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

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

On March 23, 2021, in connection with the closing of the 2021 Follow-on Offering, all of the outstanding Class B Units of Former Parent were immediately vested per the terms of the equity awards, resulting in the

Company accelerating the recognition of equity-based compensation of $8.9 million for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, the Company recognized $4.4 million and $7.9 million in equity-based compensation, respectively. As of March 31, 2022, the Company had $24.7 million of unrecognized compensation costs related to RSUs which is expected to be recognized over a period of 2.4 years. There were 59,627 forfeitures during the three months ended March 31, 2022 and no forfeitures during the three months ended March 31, 2021.

19.    Related Party Transactions

Accounts Payable-Related Party
The Company had $0.5 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively, of accounts payable-related party with the former shareholders of Array. The payables relate to a federal tax refund related to the pre-Acquisition periods, restricted cash at Acquisition Date which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-Acquisition period for which the seller provided the Company with indemnification.

Tax Receivable Agreement
See Note 16 – Commitments and Contingencies – Tax Receivable Agreement.

20.    Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2022 and 2021 (in thousands):

Foreign Currency Translation Adjustment
Balance as of December 31, 2021	$—
Change in foreign currency translation adjustment	9,011
Net other comprehensive income (loss)	9,011
Balance as of March 31, 2022	$9,011

21.    Segment Reporting

ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Historically, the Company managed its business on the basis of one operating and reportable segment. During the three months ended March 31, 2022, we changed our reportable segments as a result of the STI Acquisition; the Company now operates as two segments; Array and STI.

The following table provides a reconciliation of certain financial information for our reportable segments to information presented in our condensed consolidated financial statements for the three months ended three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 (in thousands):

	Three months ended March 31,
	2022
	Array	STI	Total
Revenue	$250,652	$49,934	$300,586
Gross Profit	$21,268	$5,319	$26,587

	March 31, 2022
	Array	STI	Total
Total assets	$1,491,149	$224,569	$1,715,718

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended by Form 10-K/A for the year ended December 31, 2021 (collectively, “2021 Form 10-K”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and our 2021 Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Important factors that could cause actual results to differ materially from our expectations include factors in “Summary Risk Factors” and the “Risk Factors” sections of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors

Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

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
•a negative determination by the U.S. Department of Commerce in its investigation of alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in southeast Asia could adversely affect the demand for our products;
•the impact of the ongoing conflict in Ukraine on our supply chain and cost of logistics;
•the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business;

•if we fail to, or incur significant costs in order to obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed;
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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the three months ended March 31, 2022, we derived 83% and 17% of our revenues from customers in the United States and the rest of the world, respectively.

We are a U.S. company and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of March 31, 2022, we had 1,348 full-time employees, up from 471 as of December 31, 2021, with the increase primarily due to the acquisition of STI.

Acquisition of STI
On January 11, 2022 (the “Closing Date”) the Company closed the acquisition of Soluciones Técnicas Integrales Norland, S.L. and its subsidiaries (collectively, “STI”) (the “STI Acquisition”). In accordance with the Purchase Agreement, the Company paid closing consideration to STI consisting of $410.5 million in cash (the “Cash Consideration”) and 13,894,800 shares of the Company’s common stock (the “Stock Consideration”). The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the interests in STI.

The STI Acquisition will provide the Company with an immediate presence in Brazil and Western Europe.

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

Impact of Potential Solar Module Supply Chain Disruptions
In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the U.S. Department of Commerce (“USDOC”) to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. On March 28, 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. The investigation has created uncertainty related to the supply of solar modules and is expected to disrupt the solar panel supply chain in the near-term, which could negatively impact the global solar market as well as the timing and viability of solar projects to which we sell our products. This negative impact on the global solar market could, as a result, have a material adverse effect on our business, financial condition and results of operations.

Additionally, certain suppliers could be blocked from importing solar panels to the United States under the Uyghur Forced Labor Prevention Act (“UFLPA”). UFLPA seeks to block the import of products made with forced labor in certain areas of China. An inter-agency task force was established to produce a report by June 21, 2022 which, among other things, will include a list of entities that are believed to be using or benefiting from forced labor. Array is monitoring whether UFLPA will affect supplies of solar modules for any of the projects to which we sell our products.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. To date, the Company has seen a number of projects in our order book delayed as a result of the USDOC investigation; however, the ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities is uncertain.

Impact of the Ongoing Conflict in Ukraine
The ongoing conflict in Ukraine has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know ultimate severity or duration of the conflict in Ukraine, but we are continuously monitoring the situation and evaluating our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

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

We also utilize metrics related to price and cost of goods sold per MW, including average selling price (“ASP”) and cost per watt (“CPW”). ASP is calculated by dividing total applicable revenues by total applicable MWs, while CPW is calculated by dividing total applicable costs of goods sold by total applicable MWs. These metrics enable us to evaluate trends in pricing, manufacturing cost and customer profitability.

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

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including purchased components, as well as costs related to shipping, tariffs, customer support, product warranty, personnel and depreciation of test and manufacturing equipment. Personnel costs in cost of revenue includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation; economies of scale resulting in lower component costs, and improvements in production processes and automation. In 2021, our business was impacted by the Covid-19 pandemic by increased raw materials and shipping costs and delays which have resulted in reduced margins and in certain instances have incurred remediation costs and liquidated damages owed to the customer. We have modified our processes in order to decrease the impact on our margins of these cost increases; however, we do not know how long the current operating environment will persist. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.

Gross profit may vary from quarter to quarter and is primarily affected by our ASPs, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 210 as of December 31, 2021 to approximately 382, due to the acquisition of STI, as of March 31, 2022, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

General and administrative expenses
General and administrative expenses consist primarily of salaries, equity-based compensation, employee benefits and payroll taxes related to our executives, sales, finance, human resources, information technology, engineering and legal organizations, as well as travel, facilities costs, marketing, bad debt and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect an increase in the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. The majority of our sales in 2022 were in the U.S.; however, with the STI Acquisition, we continue to expand our international presence with additional global sales staff. We currently have a sales presence in the U.S., Australia, the U.K. and Brazil. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also expect that as a public company we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company. We also anticipate an increase in our spend related to product innovation as we hire additional engineering resources and increase our external research & development spend.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the Taxes Receivable Agreement (“TRA”) entered into with Ron P. Corio, a former indirect stockholder, concurrent with the Acquisition of Array Technologies Patent Holdings Co., LLC (“Patent LLC”) by ATI Investment Parent, LLC (“Former Parent”) Former Parent’s acquisition of Patent LLC.

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

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility and our 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”) issued in December 2021.

Income Tax Expense
We are subject to federal and state income taxes in the United States. As we expand into foreign markets, we may be subject to foreign tax.

Results of Operations

The following tables set forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2022	2021	$	%
Revenue	$300,586	$248,240	$52,346	21%
Cost of revenue	273,999	202,074	71,925	36%
Gross profit	26,587	46,166	(19,579)	(42)%

Operating expenses
General and administrative	39,827	24,673	15,154	61%
Contingent consideration	(3,731)	148	(3,879)	(2621)%
Depreciation and amortization	22,652	5,984	16,668	279%
Total operating expenses	58,748	30,805	27,943	91%

Income (loss) from operations	(32,161)	15,361	(47,522)	(309)%

Other expense
Other income (expense), net	743	(78)	(821)	(1053)%
Foreign currency gain	3,863	—	3,863	100%
Interest expense	(6,942)	(9,009)	(2,067)	(23)%
Total other expense	(2,336)	(9,087)	(6,751)	(74)%
Income (loss) before income tax expense (benefit)	(34,497)	6,274	(40,771)	(650)%
Income tax expense (benefit)	(12,443)	1,698	(14,141)	(833)%
Net income (loss)	$(22,054)	$4,576	$(26,630)	(582)%

Comparison of the three months ended March 31, 2022 and 2021

Revenue
Revenue increased by $52.3 million, or 21%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the acquisition of STI which had revenue of $49.9 million. Additionally, in the first quarter of 2021 the Company had $40.5 million of ITC related revenue for which there was no comparable revenue in the first quarter of 2022. Excluding the impact of the ITC related revenue and the STI Acquisition, the Company had an increase of $43 million, or 21%.

Cost of Revenue and Gross Profit
Cost of revenue increased by $71.9 million, or 36%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the STI Acquisition and the cost of raw materials and logistics increasing over that period. Gross profit as a percentage of revenue decreased from 18.6% for the three months ended March 31, 2021 to 8.8% for the three months ended March 31, 2022. The decrease in Gross Profit as a percentage of revenue reflects the higher commodity prices and logistics costs.

Operating Expenses:
General and Administrative
General and administrative expenses increased by $15.2 million, or 61%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in expense was primarily due to the STI Acquisition. Additionally, increased consulting costs and other professional fees as well as our growing internal headcount lead to higher payroll and related costs.

Contingent Consideration
Contingent consideration expense decreased by $3.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease in the fair value of our TRA obligation due to a change in interest rates and other assumptions used to value the estimate.

Depreciation
Depreciation expense for the three months ended March 31, 2022 was similar to the three months ended March 31, 2021 as we did not add any significant capital assets.

Amortization of Intangibles
Amortization of intangibles for the three months ended March 31, 2022 increased $16.6 million compared to the three months ended March 31, 2021, due to the STI Acquisition and additional amortizable intangibles acquired.

Other Expense, Net
Other income (expense) increased by $0.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the acquisition of STI.

Foreign Currency Gain
Foreign currency gain increased by $3.9 million, or 100%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the foreign currency translation gain of $3.9 million, due to the STI Acquisition.

Interest Expense
Interest expense decreased by $2.1 million, or 23%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to our lower average balance of our Term Loan Facility and no write off of fees in the current period. In the three months ended March 31, 2021, we paid off a portion of our Term Loan Facility and therefore expensed the associated fees that were capitalized with no corresponding expense in the current period. As of March 31, 2022, we had $328.0 million outstanding under the Term Loan Facility and $52.0 million outstanding under the Revolving Senior Facility.

Income Tax Benefit
Income tax expense decreased by $14.1 million, or 833%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our effective tax rate was 36.1% for three months ended March 31, 2022 and 27.1% for the three months ended March 31, 2021. The increase in the effective tax rate is primarily related to the mix of earnings in foreign jurisdictions for the three months ended March 31, 2022.

Liquidity and Capital Resources

Historical Cash Flow
The following table compares the historical cash flow (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(50,097)	$(42,148)
Net cash used in investing activities	(376,173)	(10,570)
Net cash provided by (used in) financing activities	100,736	(36,590)
Effect of exchange rate changes on cash and cash equivalents	7,355	—
Net change in cash and cash equivalents	$(318,179)	$(89,308)

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, adversely impacting our business and causing us to experience decreased margins and thus decreased cash from operations. Due to strained logistics issues, we have experienced an increase in our unbilled revenues and also in some instances, liquidated damages owed to our customers. Unbilled receivables, which represent temporary timing differences between shipments made and billing milestones achieved, were $135.0 million and $111.2 million of the accounts receivable balances as of March 31, 2022 and December 31, 2021, respectively. These amounts have not been billed because we are waiting for agreed upon billing stipulations such as billing on a specified date of the month or upon completion of MW deliveries. The unbilled balance has increased as of March 31, 2022 due to global challenges with supply chain logistics and labor shortages in some instances causing delays in delivering specific components to complete a MW delivery. These will be invoiced once the commercial criteria have been met, at which point we will invoice and expect payment within 30 to 60 days.

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

In January 2022, we issued 50,000 of Series A Redeemable Perpetual Preferred Stock, and 1,125,000 shares of our Common Stock, par value $0.001 per share, in the Additional Closing for an aggregate purchase price of $49,376,125.

As of March 31, 2022, our cash and cash equivalents were $49.5 million. Net working capital as of March 31, 2022 was $383.9 million.

As of March 31, 2022, we had outstanding borrowings of $377.7 million and a $200.0 million commitment under our Revolving Credit Facility, of which $52.0 million balance is outstanding and $114.8 million was available to borrow to fund operations. Due to covenant requirements, we do not expect to maximize the available balance.

Operating Activities
For the three months ended March 31, 2022, cash used in operating activities was $50.1 million, primarily due to an increase in inventories and accounts receivable of $46.3 million and $44.3 million respectively. This increase was offset in part by an increase in accounts payable of $59.6 million.

For the three months ended March 31, 2021, cash used in operating activities was $42.1 million, due to a decrease in deferred revenue of $59.9 million, for which we made payments to our suppliers for products that we received the cash for in 2020, a decrease in income tax receivables of $22.0 million and increase in accrued expenses of $5.1 million.

Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $376.2 million, primarily due to cash used in the STI Acquisition.

For the three months ended March 31, 2021, net cash used in investing activities was $10.6 million, due to a $10.0 million investment in equity securities.

Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $100.7 million, of which $52.0 million related to proceeds under the Revolving Facility and $48.4 million related to proceeds from the Additional Closing in January 2022.

For the three months ended March 31, 2021, net cash used by financing activities was $36.6 million, which was attributable to $30.0 million principal payments on the Term Loan Facility and $6.6 million on debt issuance costs related to the first and second amendment of the Senior Secured Credit Facility.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Perpetual Preferred Stock”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of the Company’s common stock, par value $0.001 per share (“Common Stock” and, together with the Series A Redeemable Perpetual Preferred Stock, the “Securities”), for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company has issued and sold to the Purchaser 776,235 shares of Common Stock for an aggregate purchase price of $776. For more information related to the Series A Redeemable Perpetual Preferred Stock, see Note 13 – Redeemable Perpetual Preferred, to the accompanying condensed consolidated financial statements.

In January 2022, we issued 50,000 of Series A Redeemable Perpetual Preferred Stock, and 1,125,000 shares of our Common Stock, par value $0.001 per share, in the Additional Closing for an aggregate purchase price of $49,376,125.

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

Direct costs associated with the issuance of the Securities were $11.1 million, which along with the $4.4 million discount, have been accounted for as a reduction in the proceeds of the Securities. These net proceeds of $334.6 million have been allocated on the balance sheet to the Preferred Shares of $229.8 million, common stock of $105.4 million and additional paid-in capital of $12.4 million for the committed financing put right. The Company has presented the Preferred Shares in temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $5.4 million for the three months ended March 31, 2022.

The Company accreted the dividends at a rate of 6.25% to the liquidation preference amount of the Series A Redeemable Perpetual Preferred Stock, or $6.3 million in dividends, for the three months ended March 31, 2022.

Debt Obligations
For a discussion of our debt obligations see Note 10 – Senior Secured Credit Facility and Note 11 – Convertible Debt in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Surety Bonds
As of March 31, 2022, we posted surety bonds in the total amount of approximately $168.5 million. We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates

As of March 31, 2022, there were the following changes in the application of our critical accounting policies or estimation procedures from those presented in our 2021 Form 10-K.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”). The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples amongst other items. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: revenue, expenses, capital spending and other costs, and discount rates based on the respective risks of the cash flows. Under the acquisition method of accounting, the aggregate amount of consideration we pay for a company is allocated to net tangible assets and intangible assets based on their estimated fair values as of the acquisition date. The excess of the purchase price over the value of the net tangible assets and intangible assets is recorded to goodwill. Goodwill is evaluated for impairment annually.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Potential Solar Module Supply Chain Disruptions and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Ongoing Conflict in Ukraine in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022. There have been no other material changes to the market risk disclosures set forth in Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting continue to exist at March 31, 2022, specifically:

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

Control Activities – These material weaknesses contributed to the following additional material weaknesses within certain business processes:
•Inventory – We did not appropriately design and implement controls over the existence, accuracy, and cutoff of inventory. As previously reported, we identified a material weakness relating to inventory cut-off and in-transit inventory, which continued to exist at March 31, 2022.

•Revenue Recognition – We did not design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Specifically, we did not maintain effective controls relating to (1) the identification and recognition of performance obligations for customer contracts and (2) evaluation of customer contracts for potential combination.
•Accounts Receivable – We did not fully design, implement and maintain effective controls over the existence of accounts receivable. Specifically, we did not design controls at an appropriate precision level to identify material misstatements.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plan for Existing Material Weaknesses
We have begun the process of, and we are focused on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. Our planned internal control remediation efforts include the following:

Control Environment and Monitoring – Consistent with the COSO 2013 Framework, Principle 4, attracting, developing, and retaining competent personnel, we have recently hired a Chief Accounting Officer who is providing an additional level of technical accounting expertise, oversight, and monitoring of the design and performance of both existing and newly implemented controls as noted below. The Chief Accounting Officer has been updated on the control structure and material weaknesses and has begun to lead the effort on the remediation. We further will continue to hire in 2022, additional accounting and IT personnel to bolster our accounting and IT capabilities and capacity, and we will concentrate on retaining key accounting, IT, and operational personnel. These actions will further serve to remediate the noted material weakness under the COSO 2013 Framework, Principle 16, by enhancing the efforts towards separate evaluations regarding the presence and functionality of the components of internal control, specifically in the areas of inventory, revenue recognition, and accounts receivable, as noted below.

Control Activities:
•Inventory – We have begun to enhance the design of existing controls and will implement new controls over the accounting, processing, and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. Additionally, we have implemented processes to ensure timely identification and evaluation of inventory cut-off and are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We also plan to deploy information system enhancements and better use of current system capabilities in order to improve the accuracy of inventory cut-off, reporting, and reconciliation.
•Revenue Recognition – We have begun to enhance the design of existing controls and will implement new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We will also design and implement more precise reviews regarding evaluation of contract terms and whether contracts should be combined. These reviews will include increased contract analysis from our legal team as well as ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.

•Accounts Receivable – We have begun to enhance the design of existing controls and will implement new controls over the processing and review of accounts receivable billings. We have begun to supplement our accounting staff with more experienced personnel. In addition, we will evaluate information system capabilities in order to reduce the manual calculations within this business process.

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

Changes in Internal Control over Financial Reporting.
During the quarter ended March 31, 2022, except for the changes discussed above and the STI Acquisition, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Colin Mitchell, Nextracker, Inc., Flextronics International U.S.A., Inc., Marco Garcia, Daniel S. Shugar, and Scott Graybeal (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. Defendant Mitchell was formerly an employee of the Company but was hired by Nextracker in violation of his non-compete agreement, and he shared with Nextracker and the other defendants certain of Array’s trade secrets and confidential information in violation of his legal obligations. Defendants filed their answer to the amended complaint on February 5, 2018 denying the allegations, but did not assert any counterclaims against Array. The case has been vigorously litigated through the close of fact discovery and expert discovery. As of September 1, 2020, the court has ruled on a number of motions, including a dismissal of the Defendants’ unclean hands defense and granting partial summary judgment in favor of Array for breach of contract. As of March 31, 2022, the Court has denied in every material aspect the motion for summary judgment filed by the Defendants. The Court denied, without prejudice, a motion for sanctions filed by Array. The Court has set a trial date for July 18, 2022.

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

On September 21, 2021, the Court in the Plymouth Action appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiff.

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

Consistent with the individual rules of practice for the Court in the Plymouth Action, on January 24, 2022, the defendants in the Plymouth Action, including the Company and certain of its officers and directors named as defendants therein, served on lead plaintiff and the Court a letter outlining why the Consolidated Amended Complaint should be dismissed in its entirety. Lead plaintiff responded to that letter on February 23, 2022 disagreeing with the ground for dismissal outlined in the defendants’ initial letter and contending that its Consolidated Amended Complaint should not be dismissed. Because the parties could not agree that the Consolidated Amended Complaint was deficient in any respect, the defendants, including the Company, submitted a letter to the Court on March 21, 2022 setting forth the reasons why the Consolidated Amended Complaint should be dismissed and requesting the Court’s leave to file a motion to dismiss.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our unregistered sales of equity securities can be found in Note 13 – Redeemable Perpetual Preferred, to the accompanying unaudited condensed consolidated financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.3	Registration Rights Agreement, dated January 11, 2022, by and among Array Technologies, Inc. and the holders identified therein	8-K	01/11/2022	10.1
10.15	Offer Letter, dated as of April 3, 2022, by and between Array Technologies, Inc. and Kevin Hostetler	8-K	04/05/2022	10.1
10.16	Array Technologies, Inc. Executive Severance and Change in Control Plan	8-K	04/05/2022	10.2
10.17	Separation Agreement, dated as of March 31, 2022, by and between Array Technologies, Inc. and Jim Fusaro	8-K	04/05/2022	10.3
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

Number	Exhibit Description	Form	Date	No.
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin Hostetler	Date:	May 10, 2022
Kevin Hostetler
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	May 10, 2022
Nipul Patel
Chief Financial Officer