Form 10-Q/A
period 2022-03-31
Array Technologies, Inc.
filed 2022-06-24
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

On May 10, 2022, Array Technologies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (the “Original Form 10-Q”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-Q solely to correct an administrative error in the content of Exhibit 31.1, Certification of the Chief Executive Officer, and Exhibit 31.2, Certification of the Chief Financial Officer (together, the “Certifications”), each as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350). New Certifications with the appropriate corrections are filed as Exhibits 31.1 and 31.2 attached hereto, respectively.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-Q. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-Q. This Amendment is an exhibits-only filing. Except for Exhibits 31.1 and 31.2, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

PART II—OTHER INFORMATION

Item 6. Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data Files
* Filed herewith
**Furnished herewith

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2022

ARRAY TECHNOLOGIES, INC.

By:	/s/ Kevin G. Hostetler
Kevin G. Hostetler
Chief Executive Officer (Principal Executive Officer)