Form 10-Q
period 2022-06-30
Array Technologies, Inc.
filed 2022-08-09
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 8, 2022, there were 150,326,317 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

3

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$51,046	$367,670
Accounts receivable, net	457,900	236,009
Inventories, net	329,951	205,653
Income tax receivables	16,217	9,052
Prepaid expenses and other	52,831	33,649
Total current assets	907,945	852,033
Property, plant and equipment, net	17,802	10,692
Goodwill	378,706	69,727
Other intangible assets, net	421,862	174,753
Deferred tax assets	18,521	9,345
Other assets	30,573	26,429
Total assets	$1,775,409	$1,142,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$231,798	$91,392
Accounts payable - related party	478	610
Accrued expenses and other	51,072	38,494
Accrued warranty reserve	2,911	3,192
Income tax payable	3,034	60
Deferred revenue	167,556	99,575
Current portion of contingent consideration	—	1,773
Current portion of debt	51,494	4,300
Other current liabilities	6,949	5,909
Total current liabilities	515,292	245,305
Long-term liabilities
Deferred tax liability	84,819	—
Contingent consideration, net of current portion	7,686	12,804
Other long-term liabilities	9,723	5,557
Long-term warranty	4,056	—
Long-term debt, net of current portion	793,557	711,056
Total long-term liabilities	899,841	729,417
Total liabilities	1,415,133	974,722

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	June 30, 2022	December 31, 2021
Commitments and contingencies (Note 16)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 412,606 and 350,000 shares issued as of June 30, 2022 and December 31, 2021, respectively; liquidation preference of $413.0 million and $350.0 million as of June 30, 2022 and December 31, 2021, respectively	293,974	237,462
Stockholders’ equity (deficit)
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued as of June 30, 2022 and December 31, 2021	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,279,160 and 135,026,940 shares issued as of June 30, 2022 and December 31, 2021, respectively	150	135
Additional paid-in capital	401,614	202,562
Accumulated deficit	(296,733)	(271,902)
Accumulated other comprehensive income	(38,729)	—
Total stockholders’ equity (deficit)	66,302	(69,205)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,775,409	$1,142,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$424,929	$196,516	$725,515	$444,756
Cost of revenue	377,553	176,009	651,552	378,083
Gross profit	47,376	20,507	73,963	66,673

Operating expenses
General and administrative	31,509	15,113	71,336	39,786
Contingent consideration	(1,678)	(13)	(5,409)	135
Depreciation and amortization	24,389	5,981	47,041	11,965
Total operating expenses	54,220	21,081	112,968	51,886

Income (loss) from operations	(6,844)	(574)	(39,005)	14,787

Other expense
Other income (expense), net	(371)	(122)	372	(200)
Foreign currency gain (loss)	(1,736)	—	2,127	—
Interest expense	(8,021)	(6,651)	(14,963)	(15,660)
Total other expense	(10,128)	(6,773)	(12,464)	(15,860)
Loss before income tax benefit	(16,972)	(7,347)	(51,469)	(1,073)
Income tax benefit	(14,195)	(1,830)	(26,638)	(132)
Net loss	(2,777)	(5,517)	(24,831)	(941)
Preferred dividends and accretion	12,182	—	23,788	—
Net loss to common shareholders	$(14,959)	$(5,517)	$(48,619)	$(941)

Loss per common share
Basic	$(0.10)	$(0.04)	$(0.33)	$(0.01)
Diluted	$(0.10)	$(0.04)	$(0.33)	$(0.01)
Weighted average number of common shares
Basic	150,203	126,994	149,246	126,994
Diluted	150,203	126,994	149,246	126,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,777)	$(5,517)	$(24,831)	$(941)
Change in foreign currency translation adjustments	(29,718)	—	(38,729)	—
Comprehensive loss	$(32,495)	$(5,517)	$(63,560)	$(941)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

Three Months Ended June 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2022	400	$281,792	—	$—	150,174	$150	$411,232	$(293,956)	$(9,011)	$108,415
Equity-based compensation	—	—	—	—	105	—	2,944	—	—	2,944
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(380)	—	—	(380)
Preferred cumulative dividends plus accretion	13	12,182	—	—	—	—	(12,182)	—	—	(12,182)
Net loss	—	—	—	—	—	—	—	(2,777)	—	(2,777)
Other comprehensive income	—	—	—	—	—	—	—	—	(29,718)	(29,718)
Balance at June 30, 2022	413	$293,974	—	$—	150,279	$150	$401,614	$(296,733)	$(38,729)	$66,302

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(unaudited)
(in thousands)

Three Months Ended June 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2021	—	$—	126,994	$127	$148,370	$(216,923)	$(68,426)
Equity-based compensation	—	—	—	—	1,523	—	1,523
Net loss	—	—	—	—	—	(5,517)	(5,517)
Balance at June 30, 2021	—	$—	126,994	$127	$149,893	$(222,440)	$(72,420)

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(unaudited)
(in thousands)
Six Months Ended June 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	—	—	7,357	—	—	7,357
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,252	15	215,483	—	—	215,498
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—
Preferred cumulative dividends plus accretion	13	23,788	—	—	—	—	(23,788)	—	—	(23,788)
Net loss	—	—	—	—	—	—	—	(24,831)	—	(24,831)
Other comprehensive income	—	—	—	—	—	—	—	—	(38,729)	(38,729)
Balance at June 30, 2022	413	$293,974	—	$—	150,279	$150	$401,614	$(296,733)	$(38,729)	$66,302

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(unaudited)
(in thousands)
Six Months Ended June 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity-based compensation	—	—	—	—	9,420	—	9,420
Net loss	—	—	—	—	—	(941)	(941)
Balance at June 30, 2021	—	$—	126,994	$127	$149,893	$(222,440)	$(72,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(24,831)	$(941)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) bad debts	510	(551)
Deferred tax expense	(19,984)	(538)
Depreciation and amortization	47,579	12,964
Amortization of debt discount and issuance costs	3,286	5,118
Equity-based compensation	7,472	9,467
Contingent consideration	(5,409)	135
Warranty provision	1,215	425
Provision for inventory obsolescence	409	1,236
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(111,612)	(30,393)
Inventories	(77,191)	(20,443)
Income tax receivables	(7,062)	9,236
Prepaid expenses and other	(376)	826
Accounts payable	74,645	(1,378)
Accounts payable - related party	(132)	(1,622)
Accrued expenses and other	3,356	(10,541)
Income tax payable	(4,602)	(8,814)
Lease liabilities	4,700	68
Deferred revenue	47,263	(98,363)
Net cash used in operating activities	(60,764)	(134,109)
Cash flows from investing activities
Purchase of property, plant and equipment	(3,895)	(1,200)
Acquisition of STI, net of cash acquired	(373,818)	—
Investment in equity security	—	(11,975)
Net cash used in investing activities	(377,713)	(13,175)
Cash flows from financing activities
Proceeds from Series A issuance	33,098	—
Proceeds from common stock issuance	15,885	—
Series A equity issuance costs	(575)	—
Common stock issuance costs	(450)	—
Payments on revolving credit facility	(33,000)	—
Proceeds from issuance of other debt	30,599	—
Proceeds from revolving credit facility	101,000	102,000
Principal payments on debt	(22,377)	(31,075)
Contingent consideration	(1,483)	(7,810)
Debt issuance costs	—	(6,590)

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Net cash provided by financing activities	122,697	56,525
Effect of exchange rate changes on cash and cash equivalent balances	(844)	—
Net change in cash and cash equivalents	(316,624)	(90,759)
Cash and cash equivalents, beginning of period	367,670	108,441
Cash and cash equivalents, end of period	$51,046	$17,682

Supplemental Cash Flow Information
Stock consideration paid for acquisition of STI	$200,224	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”), formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiary, ATI Investment Sub, Inc. (“ATI Investment”) owns subsidiaries through which it conducts substantially all operations.
Acquisition of STI
On January 11, 2022 (the “Acquisition Date”), the Company acquired 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability Company, and its subsidiaries (collectively, “STI”) with cash and common stock of the Company (the “STI Acquisition”). The STI Acquisition was accounted for as a business combination. See Note 3 – Acquisition of STI.

After the acquisition of STI, the Company began operating as two reportable operating segments. The Array legacy operating segment (the “Array Legacy Operations”) and the newly acquired operations (the “STI Operations”) pertaining to STI.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2022, as amended by the Form 10-K/A filed with the SEC on April 6, 2022 (the “2021 Annual Report”).

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Array Technologies, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include evaluation for any impairment of goodwill, impairment of long-lived assets, fair value of contingent consideration, Series A Redeemable Perpetual Preferred Stock and the related future tranche, allowance for credit losses, reserve for excess or obsolete inventories, valuation of deferred tax assets and warranty reserve.

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

Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions, the Company’s industry has seen rapid commodity price increases and strained logistics, causing the Company to experience decreased margins and thus decreased cash from operations which has adversely impacted the Company’s business. In addition, due to global tightening of supply chain and strained logistics issues the Company has experienced an increase in unbilled revenues and in some instances incurred liquidated damages. The Company has taken, and continues to take, mitigating steps to overcome the economic challenges and, therefore, believes the impact to be temporary, but cannot be certain the timing of when it will achieve better margins. The extent to which the COVID-19 pandemic and recent supply chain constraints and price increases may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

The Company believes it has sufficient liquidity and financing options available and expects to have sufficient liquidity to operate for the next 12 months. The Company expects to use cash generated from operations and if needed, can access funds from the Revolving Credit Facility (as defined below). The Company also has $100 million in delayed draw ability under the Series A Redeemable Perpetual Preferred Stock (as defined below) future draw commitment; however, such a draw would increase the Company’s dividend obligations and outstanding common stock and failure to draw the delayed commitments will result in interest expense payable by the company. See Note 13 – Redeemable Perpetual Preferred. The Revolving Credit Facility has $96.7 million of availability; however, the Company may have limited ability to draw on the funds due to existing debt covenants.

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

Inflation
The Company could see an impact from inflationary pressures. Inflation has continued to accelerate in the wake of Russia’s invasion of Ukraine, driving up energy prices, freight premiums, and other operating costs. Interest rates, notably mature market government bond yields, remain low by historical standards but are rising as central banks around the world tighten monetary policy in response to inflation pressures, while government deficits and debt remain at high levels in many major markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

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

Recent Accounting Pronouncements
Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the recent update, such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted ASU 2021-08 as of January 1, 2022. See Note 3 – Acquisition of STI for further information and disclosures related to the STI Acquisition. The standard was applied to the acquisition accounting for STI. A review of the deferred revenue of the acquiree of $20.3 million was reviewed for consistency in application with the Company’s policies and U.S. GAAP and the contract liability balance was carried over at its carrying value.

3.    Acquisition of STI

On the Acquisition Date, the Company completed the STI Acquisition pursuant to the purchase agreement, dated November 10, 2021, by and among Amixa Capital, S.L. and Aurica Trackers, S.L., each a company duly organized under the laws of the Kingdom of Spain (together, the “Sellers”) and Mr. Javier Reclusa Etayo (the “STI Purchase Agreement”). The STI Acquisition was funded primarily with borrowings from the Convertible Notes (as defined below) and the issuance of Series A redeemable perpetual preferred stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock”). The STI Acquisition provided the Company with an immediate presence in Brazil, Western Europe and South Africa. Transaction expenses incurred in connection with the acquisition are $5.6 million recorded in the General and administrative line item on the condensed consolidated statement of operations for the six months ended June 30, 2022. In accordance with the STI Purchase Agreement, the Company paid closing consideration to the Sellers consisting of $410.5 million in cash and 13,894,800 shares of the Company’s common stock. The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the interests in STI. The Company has performed a valuation of the acquisition assets and liabilities and determined the related accounting impact.

The purchase price consideration to acquire STI consisted of the following (in thousands):

Cash consideration for STI	$409,647
Cash consideration for transaction expenses of STI	896
Total cash consideration	410,543
Non-cash equity consideration	200,224
Total consideration transferred	610,767
Total purchase price consideration	$610,767

The STI Acquisition was accounted for as a business combination applying ASC 805. The equity consideration transferred consisted of the Company’s common stock and was measured at fair value based on the closing stock price on the Acquisition Date. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the Acquisition Date. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the expected synergies of the combined entities that are expected to be realized from the STI Acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Preliminary Fair Value of Net Assets Acquired and Liabilities Assumed:	Acquisition Date	Measurement Adjustment	June 30, 2022
Cash and cash equivalents	$36,725	$—	$36,725
Accounts receivable	110,789	—	110,789
Inventories	47,517	—	47,517
Prepaid expenses and other	23,399	—	23,399
Property, plant and equipment	4,434	—	4,434
Other intangible assets	318,365	—	318,365
Other assets	325	—	325
Total assets acquired	$541,554	$—	$541,554

Accounts payable	65,761	—	65,761
Deferred revenue	20,345	—	20,345
Short-term debt	44,338	—	44,338
Other liabilities	10,115	—	10,115
Income tax payable	7,576	—	7,576
Deferred tax liability	93,823	7,611	101,434
Other long-term liabilities	4,524	—	4,524
Long-term debt	12,053	—	12,053
Total liabilities assumed	$258,535	$7,611	$266,146

Preliminary fair value of net assets acquired	283,019		275,408
Preliminary allocation to goodwill	$327,748		$335,359

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as the twelve months following the Acquisition Date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed as well as the tax impact. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the Acquisition Date throughout the remainder of the measurement period. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting. For assets and liabilities excluded from the scope of the intangible asset and property, plant and equipment valuation, the Company considered net book value to be a reasonable proxy as of the acquisition close date.

The preliminary purchase price allocation includes $318.4 million of acquired identifiable intangible assets.

	Estimated Fair Value	Estimated Weighted Average Useful Life in Years
(in thousands, except useful lives)
Backlog	$51,165	1
Customer relationships	238,770	10
Trade name	28,430	20
Total	$318,365

The preliminary fair value of the identifiable intangible assets has been estimated using the Excess Earnings Method (customer relationships and backlog) and Relief from Royalty Method (trade name). Significant inputs using the Excess Earnings Method include estimated revenue, expenses based on actuals and forecast, and a discount rate based on a weighted average cost of capital for customer relationships of 15% for Spain, 16.5% for Brazil and 14.0% for Spain foreign sourced projects and for order backlog of 8.5% for Spain, 9.5% for Brazil and 7.5% for Spain foreign sourced projects. Significant inputs to the Relief from Royalty method model include estimates of future revenue, economic life, estimated royalty rate of 1.25%, and a discount rate based on a weighted average cost of capital 15.2%. The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the STI Acquisition.

The amounts of revenue and net loss of STI included in the Company’s consolidated statement of operations from the Acquisition Date through June 30, 2022 are $122.6 million and $10.9 million, respectively.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and STI as if the acquisition had occurred on January 1, 2021, after giving effect to certain unaudited pro forma adjustments. The unaudited pro forma adjustments reflected herein include only those adjustments that are directly attributable to the STI Acquisition including amortization of intangibles, debt financing expenses and tax benefits. The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the STI Acquisition and is not necessarily indicative of the operating results that would have actually occurred had the STI Acquisition been consummated on January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$424.9	$263.1	$733.4	$536.9
Net income (loss)	$(2.8)	$5.0	$(23.9)	$(7.3)

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$458,438	$236,149
Less: allowance for doubtful accounts	(538)	(140)
Accounts receivable, net	$457,900	$236,009

5.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$195,600	$85,470
Finished goods	142,402	127,598
Reserve for excess or obsolete inventory	(8,051)	(7,415)
Total	$329,951	$205,653

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2022	December 31, 2021
Land	N/A	$1,550	$1,340
Buildings and land improvements	15-39	6,433	2,451
Manufacturing equipment	7	17,265	13,924
Furniture, fixtures and equipment	5-7	1,405	476
Vehicles	5	266	161
Hardware and software	3-5	2,305	1,683
Assets in progress		1,263	1,880
Total		30,487	21,915
Less: accumulated depreciation		(12,685)	(11,223)
Property, plant and equipment, net		$17,802	$10,692

Depreciation expense was $0.6 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, of which $0.4 million and $0.5 million, respectively, was allocated to cost of revenue and $0.2 million and $0.1 million, respectively, was included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021.

Depreciation expense was $1.2 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, of which $0.9 million and $1.0 million, respectively, was allocated to cost of revenue and $0.3 million and $0.2 million, respectively, was included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021.

7.    Goodwill and Other Intangible Assets

Goodwill
Prior to the STI Acquisition, goodwill, related to Former Parent’s acquisition of the Company, was recorded as $121.6 million and was subsequently impaired. Total accumulated impairment as of June 30, 2022 was $51.9 million.

With the STI Acquisition in January 2022, the Company recorded an additional $335.4 million of goodwill as a result of the STI acquisition and the Company’s reporting units became Array Legacy Operations and the newly acquired STI Operations, which had goodwill of $69.7 million and $309.0 million, respectively, at June 30, 2022 and $69.7 million and zero, respectively, at December 31, 2021. Goodwill is not deductible for tax purposes.

Changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2022 are shown below (in thousands):

	Array Legacy Operations Segment	STI Operations Segment	Total
Beginning Balance	$69,727	$—	$69,727
Acquisition of STI	—	335,359	$335,359
Foreign currency impact	—	(26,380)	$(26,380)
Ending Balance	$69,727	$308,979	$378,706

Each quarter the Company evaluates if facts and circumstances indicate that it is more-likely-than-not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. During the quarter ended March 31, 2022, the Company determined it was necessary to perform an interim goodwill impairment test for the Array Legacy Operations reporting unit. The Company performed a quantitative goodwill impairment test and determined the estimated fair value of the reporting unit exceeded the carrying value assigned to that reporting unit; as a result, goodwill was not impaired.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2022	December 31, 2021
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationships	10	309,601	89,500
Backlog	1	47,165	—
Trade name	20	26,203	—
Total amortizable intangibles		586,769	293,300
Accumulated amortization:
Developed technology		87,069	79,790
Customer relationships		64,310	49,057
Backlog		23,099	—
Trade name		729	—
Total accumulated amortization		175,207	128,847
Total amortizable intangibles, net		411,562	164,453

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$421,862	$174,753

Amortization expense related to intangible assets amounted to $24.1 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively, and $46.7 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively.

Estimated future annual amortization expense for the above amortizable intangible assets for the remaining periods through June 30, as follows (in thousands):

Amount
2022	$47,086
2023	48,402
2024	47,007
2025	47,007
2026	42,700
Thereafter	179,360
$411,562

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

During the quarter ended March 31, 2022, the Company determined it was necessary to review long-lived assets, including intangible assets related to the Array Legacy Operations reporting unit, for impairment. The Company determined the undiscounted cash flows expected to result from the use of the asset group and its eventual disposition were greater than the carrying amount and therefore concluded there was no impairment.

8.    Investment in Equity Security

The Company made a $10.0 million and $2.0 million investment in preferred stock of a private company in February 2021 and April 2021, respectively. The investment is accounted for in accordance with ASC Topic 321 Investments—Equity Securities at its cost, less any impairment. The investment balance as of June 30, 2022 was $12.0 million and is recorded in other assets on the condensed consolidated balance sheets. There is no impairment recorded for the six months ended June 30, 2022.

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

The Company recorded income tax benefit of $14.2 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and income tax benefit of $26.6 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The tax benefit in the three months ended June 30, 2022 was favorably impacted by non-taxable contingent income, lower transaction costs and mix of income. The tax benefit in the three months ended June 30, 2021 was unfavorably impacted by non-deductible amounts for equity-based compensation and Follow-on Offering costs. The tax benefit in the six months ended June 30, 2022 was favorably impacted by mix of earnings in foreign jurisdictions offset by non-deductible amounts for officers’ compensation and transaction costs. The tax benefit in the six months ended June 30, 2021 was unfavorably impacted by non-deductible equity based compensation as well as initial public offering and secondary offering costs.

For the three and six months ended June 30, 2022 and 2021, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

10.    Senior Secured Credit Facility

Long-term senior secured credit facility consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loan facility	$324,625	$326,775
Revolving credit facility	68,000	—
	392,625	326,775
Less discount and issuance costs	(21,206)	(23,291)
Long-term portion, net of debt discount and issuance costs	371,419	303,484
Less current portion of credit facility	(4,300)	(4,300)
Long-term senior secured facility debt, net of current portion, debt discount and issuance costs	$367,119	$299,184

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility, which was amended on February 23, 2021 (the “First Amendment”) and again on February 26, 2021 (the “Second Amendment”). The senior secured facility consisted originally of (i) a $575 million senior secured 7-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The First Amendment, in the case of Eurocurrency borrowings, lowered the London interbank offered rate floor to 50 basis points from 100 basis points and lowered the applicable margin to 325 basis points from 400 basis points per annum. This resulted in the current rate on the Term Loan Facility decreasing to 3.75% down from 5% prior to the First Amendment. The Second Amendment increased the $150.0 million Revolving Credit Facility from $150.0 million to $200.0 million.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had $68.0 million and no outstanding balance as of June 30, 2022 and December 31, 2021, respectively, $35.3 million and $13.6 million in standby letters of credit at June 30, 2022 and December 31, 2021, respectively, and availability of $96.7 million and $186.4 million at June 30, 2022 and December 31, 2021, respectively. The Revolving Credit Facility pays interest depending on the contracted rate for the loan which is either for the Eurocurrency Rate Loans at LIBOR plus 3.25% and for Base Rate Loans at the higher of the Prime Rate, 1/2 of 1% above the Federal Funds Rate or the Eurocurrency rate for the Dollar deposits for one month Interest Period, after giving effect to any floor plus 1%, plus 2.25%.

Term Loan Facility
The Term Loan Facility had a balance of $324.6 million and $326.8 million as of June 30, 2022 and December 31, 2021, respectively. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $21.2 million and $23.3 million as of June 30, 2022 and December 31, 2021, respectively. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of June 30, 2022 is 6.03%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make any advance principal payments for the six months ended June 30, 2022 and 2021.

11.    Convertible Debt

Convertible debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
1.00% Senior unsecured convertible notes	$425,000	$425,000
Less: unamortized discount and issuance costs	(12,192)	(13,137)
1.00% Senior unsecured convertible notes, net (1)	$412,808	$411,863
(1) Effective interest rate for the Convertible Notes as of June 30, 2022 and December 31, 2021 was 1.5%.

On December 3, 2021 and December 9, 2021, the Company completed a private offering of $375 million and $50 million over allotment, respectively, in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”), resulting in proceeds of $364.7 million and $48.6 million, respectively, after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted redeemed or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.

The Convertible Notes were not convertible during the six months ended June 30, 2022 and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the six months ended June 30, 2022.

Capped Calls

In connection with the issuances of the Convertible Notes, the Company paid $52.9 million, in aggregate, to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Convertible Notes. Specifically, upon the exercise of the capped call instruments issued pursuant to the agreements (the “Capped Calls”), the Company would receive shares of its common stock equal to approximately 17.8 million shares (a) multiplied by (i) the lower of $36.0200 or the then-current market price of its common stock, less (ii) the applicable exercise price, and (b) divided by the then-current market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds the exercise price and approaches the cap, which was initially $36.0200 per share.

Consequently, if the Convertible Notes are converted, then the number of shares to be issued by the Company would be effectively partially offset by the shares of common stock received by the Company under the Capped Calls as they are exercised. The formula above would be adjusted in the event of certain specified extraordinary events affecting the Company, including a merger; a tender offer; nationalization, insolvency or delisting of the Company’s common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events; or an announcement of certain of the preceding actions.

The Company can also elect to receive the equivalent value of cash in lieu of shares of common stock upon settlement, except in certain circumstances. The Capped Calls expire on December 1, 2028 and terminate upon the occurrence of certain extraordinary events such as a merger, tender offer, nationalization, insolvency, delisting, event of default, a change in law, failure to deliver, an announcement of certain of these events, or an early conversion of the Convertible Notes. Although intended to reduce the net number of shares of common stock issued after a conversion of the Convertible Notes, the Capped Calls were separately negotiated transactions, are not a part of the terms of the Convertible Notes, and do not affect the rights of the holders of the Convertible Notes. The Capped Calls meet the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to additional paid-in capital. The Capped Calls are excluded from the calculation of diluted net income (loss) per share attributable to common stockholders as their effect is antidilutive.

12.     Other Debt

In connection with the STI Acquisition, the Company assumed debt obligations of STI. As of June 30, 2022, related debt balances were $47.0 million in short-term debt and $13.6 million in long-term debt. Interest rates on the acquired debt range from 0.55% to 2.76% annually and maturities for the short-term portion of loans range from April 2022 to March 2023. Maturities for the long-term portion of loans are $5.2 million due in 2024 and $8.4 million due in March 2027.

13.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which, on August 11, 2021, the Company issued and sold to certain investors (the “Purchasers”) 350,000 shares of its newly designated Series A Redeemable Perpetual Preferred Stock and 7,098,765 shares of the Company’s common stock for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, on September 27, 2021, the Company issued and sold to the Purchasers 776,235 shares of common stock for an aggregate purchase price of $776 (the “Prepaid Forward Contract”). The Company used net proceeds from the Initial Closing to repay the entire $102.0 million amount outstanding under its existing Revolving Credit Facility and prepay $100 million under the Company’s Term Loan. Additionally, the Securities Purchase Agreement entitles the Purchasers to designate one representative to be appointed to the Company’s board of directors (the “Board”) and to appoint three non-voting observers to the Board, in each case until such time as the Purchasers no longer beneficially own shares of the Series A Redeemable Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below). The Series A Redeemable Perpetual Preferred Stock has no maturity date.

On January 7, 2022, the Company issued and sold to the Purchasers 50,000 shares of Series A Redeemable Perpetual Preferred Stock and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”).

Additional Closings
The Securities Purchase Agreement gives the Company the option to require the Purchasers to purchase, in one or more additional closings, up to 150,000 shares of Series A Redeemable Perpetual Preferred Stock until

June 30, 2023 and up to 3,375,000 shares of common stock (or up to 6,100,000 shares of common stock in the event of certain price-related adjustments) (subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction) for an aggregate purchase price up to $148.0 million (the “Delayed Draw Commitment”). This commitment has been reduced by the Additional Closing.

The Company evaluated the accounting for the instruments issued in the Securities Purchase Agreement and determined the Series A Redeemable Perpetual Preferred Stock and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Delayed Draw Commitment are freestanding instruments accounted for in equity.

The Series A Redeemable Perpetual Preferred Stock is recorded in temporary equity on the condensed consolidated balance sheets as it has redemption features upon certain triggering events that are outside the Company’s control, such as a fundamental change. The proceeds of the Series A Redeemable Perpetual Preferred Stock, transactions costs and discount of $334.6 million have been allocated to each instrument based on its relative fair value. At the Initial Closing date, $229.8 million was allocated to the Series A Redeemable Perpetual Preferred Stock, $105.4 million to common stock, $12.4 million to the Delayed Draw Commitment, which was recorded as a debit to additional paid-in capital, and $11.7 million to the Prepaid Forward Contract.

The Additional Closing carried issuance and original issuance discount costs of $1.3 million. The net proceeds were allocated amongst the Series A Redeemable Perpetual Preferred Stock and common stock based on the proceeds of $33.1 million and $15.9 million, respectively.

Dividends
On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Redeemable Perpetual Preferred Stock either in cash at the then-applicable Cash Regular Dividend Rate (as defined below), through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate (as defined below) of 6.25% (the “Permitted Accrued Dividends”) or a combination thereof. Following the fifth anniversary of the Initial Closing, dividends are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Redeemable Perpetual Preferred Stock, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of the Company’s common stock equal to the quotient of (i) the amount of Default Accrued Dividends divided by (ii) 95% of the 30-day VWAP of the Company’s common stock.

As used herein, “Liquidation Preference” means, with respect to any shares of the Series A Redeemable Perpetual Preferred Stock, the initial liquidation preference of $1000 per share plus any Accrued Dividends of such share as the time of the determination.

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

Permitted Accrued Dividends accrued as of June 30, 2022 are $12.2 million with no dividends paid for the six months ended June 30, 2022 as dividends are accruing to the Liquidation Preference. Permitted Accrued Dividends resulted in 13 shares of the Series A Redeemable Perpetual Preferred being issued as of June 30, 2022. Dividends declared and paid as of December 31, 2021 were $8.2 million.

The shares of Series A Redeemable Perpetual Preferred Stock have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A Redeemable Perpetual Preferred Stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series A Redeemable Perpetual Preferred Stock by a corresponding amount. The discount of $120.2 million is therefore being amortized over five years using the effective yield method. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Series A Redeemable Perpetual Preferred Stock.

The Company has presented the Series A Redeemable Perpetual Preferred Stock in temporary equity and is accreting the discount on the increasing rate dividends using the effective interest method. Such accretion totaled $11.1 million for the six months ended June 30, 2022.

The Company had $12.2 million in dividends accreted on the carrying value of the Series A Redeemable Perpetual Preferred Stock at an accrual rate of 6.25% as of June 30, 2022.

Fees
Until June 30, 2023, the Company will pay the Purchasers a cash commitment premium on the unpurchased portion of Delayed Draw Commitment as follows:
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

14.    Revenue

Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over-time revenue	$329,915	$114,548	$537,986	$232,398
Point in time revenue	95,014	81,968	187,529	212,358
Total revenue	$424,929	$196,516	$725,515	$444,756

As discussed in the consolidated financial statements included in the 2021 Annual Report, contracts related to the Company’s federal investment tax credit (“ITC”) were determined to have multiple performance obligations satisfied at a point in time instead of one performance obligation satisfied over time. The disaggregated revenue information above for the six months ended June 30, 2021 has been restated to correct this error, which resulted in $185.1 million of revenue being reclassified from over-time revenue to point in time revenue for the six months ended June 30, 2021.

Revenue recognized for the ITC-related contracts and standalone system component sales is recorded at a point in time and recognized when obligations under the terms of the contract with the Company’s customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms.

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. When this occurs, the customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the ITC. Because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in its custody. The material is bundled or palletized in the Company’s warehouses, identified separately as belonging to the respective customer and is ready for immediate transport to the customer project upon customer request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer. As of June 30, 2022, the Company had no contracts with customers for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties for the three and six months ended June 30, 2022. Any losses incurred on point-in-time projects are recognized as the goods are delivered.

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

	June 30, 2022	December 31, 2021
Unbilled receivables	$111,908	$111,224

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

	June 30, 2022	December 31, 2021
Deferred revenue	$167,556	$99,575

During the six months ended June 30, 2022, the Company converted $61.8 million in deferred revenue to revenue, which represented 62% of the prior year’s deferred revenue balance.

Remaining Performance Obligations
As of June 30, 2022, the Company had $477 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

15.    Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(2,777)	$(5,517)	$(24,831)	$(941)
Preferred dividends and accretion	12,182	—	23,788	—
Net loss to common shareholders	$(14,959)	$(5,517)	$(48,619)	$(941)
Basic:
Weighted average shares	150,203	126,994	149,246	126,994
Loss per share	$(0.10)	$(0.04)	$(0.33)	$(0.01)
Diluted:
Weighted average shares	150,203	126,994	149,246	126,994
Loss per share	$(0.10)	$(0.04)	$(0.33)	$(0.01)

Potentially dilutive common shares issuable pursuant to equity-based awards of 2,413,230 and 970,424 were not included as of June 30, 2022 and 2021, respectively, as their potential effect was anti-dilutive as the Company generated a net loss. There were no potentially dilutive common shares issuable pursuant to the Convertible Notes as the stock price is below the strike price and the Company generated a net loss.

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

On August 30, 2017, the Company filed its first amended complaint in the U.S. District Court for the District of New Mexico against Nextracker LLC, Daniel S. Shugar, Marco Garcia, Flextronics International U.S.A., Inc., Scott Graybeal and Colin Mitchell (collectively, the “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract (the “Nextracker Litigation”). On July 15, 2022, the Company settled its claims against Defendants for $42.8 million and received payment on August 4, 2022.

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

On July 30, 2021, a second and related verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“Second Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/

misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second Derivative Action was consolidated with the First Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

On September 21, 2021, the Court in the Plymouth Action appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiff.

On December 7, 2021, an amended class action complaint was filed by lead plaintiff in the Plymouth Action against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Exchange Act of 1933, on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s securities during the period from October 14, 2020 through May 11, 2021 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint alleges misstatements and/or omissions in: (1) certain of the Company’s registration statements and prospectuses related to the Company’s IPO, the Company’s 2020 Follow-On Offering, and the Company’s 2021 Follow-On Offering; (2) in the Company’s Annual Report on Form 10-K and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (3) in the Company’s November 5, 2020 and March 9, 2021 earnings calls.

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

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of June 30, 2022 or December 31, 2021.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, Array Tech, Inc. entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the fair value of the TRA was $7.7 million and $14.6 million, respectively.

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

The following table summarizes the liability related to the estimated TRA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$9,364	$19,839	$14,577	$19,691
Payments	—	(7,810)	(1,483)	(7,810)
Fair value adjustment	(1,678)	(13)	(5,408)	135
Ending balance	$7,686	$12,016	$7,686	$12,016

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of June 30, 2022, the Company posted surety bonds in the total amount of approximately $189.8 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

17.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$412,808	$299,506	$411,863	$410,771

The carrying values of the Revolving Credit Facility recorded in long-term debt on the condensed consolidated balance sheets approximate fair value due to the variable interest rate. The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

18.    Equity-Based Compensation

2020 Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

During the six months ended June 30, 2022, the Company granted an aggregate of 1,378,851 restricted stock units (“RSUs”) to employees and board of director members and 451,671 Performance Stock Units (“PSUs”) to certain executives. The fair value of the RSUs is determined using the market value of common stock on the grant date. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (TSR) compared to a certain Index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method with a volatility assumption of 66%, risk free interest rate of 0.28% based on the United States Treasury Constant Maturity rates and no dividends paid assumption.

Activity under the 2020 Plan was as follows:

RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	930,409	$21.66
Granted	1,378,851	$9.99
Vested	(248,661)	$19.14
Forfeited	(99,040)	$19.89
Unvested, June 30, 2022	1,961,559	$14.05

PSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	147,687	$27.75
Granted	451,671	$10.63
Vested	—	$—
Forfeited	(20,027)	$30.74
Unvested, June 30, 2022	579,331	$14.30

Class B Units and Class C Units of Former Parent
The Company accounted for equity grants to employees of Class B Units and Class C Units (collectively, the “Units”) of Former Parent as equity-based compensation under ASC 718, Compensation-Stock Compensation. The Units contain vesting provisions as defined in the agreement. Vested Units do not forfeit upon termination and represent a residual interest in Former Parent. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those Units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Former Parent. However, the amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

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

On March 23, 2021, in connection with the closing of the 2021 Follow-on Offering, all of the outstanding Class B Units of Former Parent were immediately vested per the terms of the equity awards, resulting in the Company accelerating the recognition of equity-based compensation of $8.9 million for the six months ended June 30, 2021.

For the three months ended June 30, 2022 and 2021, the Company recognized $3.0 million and $4.1 million in equity-based compensation, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized $7.5 million and $12.0 million in equity-based compensation, respectively. As of June 30, 2022, the Company had $25.4 million of unrecognized compensation costs related to RSUs which is expected to be recognized over a period of 2.4 years. There were 119,067 forfeitures during the three and six months ended June 30, 2022 and 57,424 forfeitures during both the three and six months ended June 30, 2021.

19.    Related Party Transactions

Accounts Payable-Related Party
The Company had $0.5 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively, of accounts payable-related party with the former shareholders of Array. The payables relate to a federal tax refund related to the pre-acquisition periods and restricted cash related to Former Parent’s acquisition of the Company which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-acquisition period for which the seller provided the Company with indemnification.

Tax Receivable Agreement
See Note 16 – Commitments and Contingencies – Tax Receivable Agreement.

20    Segment Reporting

ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Historically, the Company managed its business on the basis of one operating and reportable segment. During the six months ended June 30, 2022, the Company changed its reportable segments as a result of the STI Acquisition; the Company now operates as two segments; Array Legacy Operations and STI Operations.

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations
Revenue	$352,241	$72,688	$424,929	$196,516
Gross Profit	$38,904	$8,472	$47,376	$20,507

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations
Revenue	$602,893	$122,622	$725,515	$444,756
Gross Profit	$60,172	$13,791	$73,963	$66,673

21    Subsequent Events

On July 15, 2022, the Company and Nextracker LLC, Daniel S. Shugar, Marco Garcia, Flextronics International U.S.A., Inc., Scott Graybeal and Colin Mitchell entered into a monetary settlement agreement (the “Settlement”) to resolve the Nextracker Litigation. The Company’s claims in the lawsuit included misappropriation of the Company’s trade secrets, tortious interference of contract, and breach of contract. The Settlement provides for, among other things, a payment of $42.8 million which was made by Defendants and received by the Company on August 4, 2022, in resolution of the Company’s claims and a mutual limited release of all claims asserted, or that could have been asserted, in connection with the Nextracker Litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our 2021 Annual Report.

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

Important factors that could cause actual results to differ materially from our expectations include factors in “Summary Risk Factors” and the “Risk Factors” sections of this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors
Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. Our principal risks include the following:

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
•a failure to retain key personnel or a failure to attract additional qualified personnel may affect our ability to achieve our anticipated level of growth adversely affect our business;
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
•the interruption of the flow of materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges or restrictions on imports and exports;
•changes in the U.S. trade environment, including the imposition of import tariffs or other import restrictions, could adversely affect the amount or timing of our revenues, results of operations or cash flows;
•the impact of the ongoing conflict in Ukraine on our supply chain and cost of logistics could adversely affect the amount or timing of our revenues, results of operations or cash flows;
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

•we are dependent on transportation and logistics providers to deliver our products in a cost-efficient manner. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations;
•the determination to restate prior period financial statements could negatively affect investor confidence and raise reputational issues;
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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the six months ended June 30, 2022, we derived 81% and 19% of our revenues from customers in the United States and the rest of the world, respectively.

We are a U.S. company, and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of June 30, 2022, we had 1,135 full-time employees, up from 471 as of December 31, 2021, with the increase primarily due to the STI Acquisition (as defined below).

Acquisition of STI
On January 11, 2022 (the “Acquisition Date”), the Company closed the acquisition (the “STI Acquisition”) of Soluciones Técnicas Integrales Norland, S.L. and its subsidiaries (collectively, “STI”) pursuant to that certain purchase agreement, dated November 10, 2021, by and among Amixa Capital, S.L. and Aurica Trackers, S.L., each a company duly organized under the laws of the Kingdom of Spain (together, the “Sellers”) and Mr. Javier Reclusa Etayo (the “STI Purchase Agreement”). In accordance with the STI Purchase Agreement, the Company paid closing consideration to the Sellers consisting of $410.5 million in cash (the “Cash Consideration”) and 13,894,800 shares of the Company’s common stock (the “Stock Consideration”). The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the equity interests in STI.

The STI Acquisition provided the Company with an immediate presence in Brazil, Western Europe and South Africa.

As a result of the STI Acquisition, the Company began reporting its results of operations in two segments: its Array legacy operating segment (the “Array Legacy Operations”) and the newly acquired operations (the “STI Operations”) pertaining to STI. The primary source of revenue of the STI Operations is the design, manufacture and sale of its solar tracker system to utility scale customers in principal markets to include Spain, Brazil, South Africa and other international markets.

Update on the Impact of COVID-19
We continue to closely monitor the ongoing impact of the COVID-19 pandemic in all the locations where we operate. Our priority remains the welfare of our employees. We expect persistent waves of COVID-19, including variants of the virus, to remain a headwind into the near future. The duration and extent to which it will continue to adversely impact our business and results of operations remain uncertain and could be material.

We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources will be adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.

Inflation
We could see an impact from inflationary pressures which has continued to accelerate in the wake of Russia’s invasion of Ukraine, driving up energy prices, freight premiums, and other operating costs. Inflation in the United States rose by 9.1% on an annual basis in June 2022, which represents a 40-year high. Surging energy prices drove the inflation rate for the euro zone 8.6% higher on an annual basis in June 2022. Interest rates, notably mature market government bond yields, remain low by historical standards but are rising as central banks around the world tighten monetary policy in response to inflation pressures, while government deficits and debt remain at high levels in many major markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

Impact of Potential Solar Module Supply Chain Disruptions
In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the U.S. Department of Commerce (“USDOC”) to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. On March 28, 2022, the USDOC announced that it would investigate the circumvention alleged in the petition. As disclosed in our quarterly report on Form 10-Q for the three months ended March 31, 2022, the investigation created uncertainty related to the supply of solar modules. As a result of the USDOC’s investigation, the Company saw a number of projects in its order book initially delayed; however, on June 6, 2022, President Biden suspended, for a period of 24 months, certain antidumping and countervailing duties on crystalline silicon PV cells and module imports assembled and completed in southeast Asia. Due to these developments the Company has not observed a material decrease in customer demand for our product, and unless the duties are reinstated, the Company does not currently believe the investigation is reasonably likely to have a material adverse effect on future periods.

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

Revenue
Our operating segments generate revenue from the sale of solar tracking systems and parts. Our customers include EPCs, utilities, solar developers and independent power producers. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars.

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

Our revenue growth is dependent on continued growth in the amount of solar energy projects installed each year as well as our ability to increase our share of demand in each of the geographies where we compete, expanding our global footprint to new evolving markets, growing our production capabilities to meet demand and continuing to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenue and Gross Profit
Cost of revenue for both segments consists primarily of product costs, including purchased components, as well as costs related to shipping, tariffs, customer support, product warranty, personnel and depreciation of test and manufacturing equipment. Personnel costs in cost of revenue includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Our product costs are affected by the underlying cost of raw materials, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation; economies of scale resulting in lower component costs and improvements in production processes and automation. In 2021, our business was impacted by the COVID-19 pandemic by increased raw materials and shipping costs and shipping delays which have resulted in reduced margins and in certain instances have incurred remediation costs and liquidated damages owed to the customer. We have modified our processes in order to decrease the impact on our margins from these cost increases; however, we do not know how long the current operating environment will persist. We do not currently hedge against changes in the price of raw materials. Some of these costs, primarily personnel and depreciation of test and manufacturing equipment, are not directly affected by sales volume.

Gross profit may vary from quarter to quarter and is primarily affected by our ASPs, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 210 as of December 31, 2021 to approximately 415, due in part to the STI Acquisition, as of June 30, 2022, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

General and administrative expenses
General and administrative expenses consist primarily of salaries, equity-based compensation, employee benefits and payroll taxes related to our executives, sales, finance, human resources, information technology, engineering and legal organizations, as well as travel, facilities costs, marketing, bad debt and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect an increase in the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. The majority of our sales in 2022 were in the U.S.; however, with the STI Acquisition, we continue to expand our international presence with additional global sales staff. We currently have a sales presence in the U.S., Australia, the U.K., Spain, South Africa and Brazil. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also expect that as a public company we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities laws and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company. We also anticipate an increase in our spend related to product innovation as we hire additional engineering resources and increase our external research & development spend.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the Taxes Receivable Agreement (“TRA”) entered into with Ron P. Corio, a former indirect stockholder, concurrent with the Acquisition of Array Technologies Patent Holdings Co., LLC (“Patent LLC”) by ATI Investment Parent, LLC (“Former Parent”) Former Parent’s acquisition of Patent LLC.

The TRA liability is recorded at fair value and changes in the fair value are recognized in earnings. The TRA will generally provide for the payment by Array Tech, Inc. (f/k/a Array Technologies, Inc.) to Ron P. Corio for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc. from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating fair value of the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Ron P. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA.

Depreciation
Depreciation in our operating expense consists of costs associated with property, plant and equipment (“PP&E”) not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel, we will require some additional PP&E to support this growth resulting in additional depreciation expense.

Amortization
Amortization of intangibles consists of developed technology, customer relationships, backlog, and trade name amortized over their expected period of use.

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility and our 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”) issued in December 2021, as well as other debt assumed in the STI Acquisition.

Income Tax Expense
We are subject to federal and state income taxes in the United States.

Results of Operations

The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2022	2021	$	%	2022	2021	$	%
Revenue	$424,929	$196,516	$228,413	116%	$725,515	$444,756	$280,759	63%
Cost of revenue	377,553	176,009	201,544	115%	651,552	378,083	273,469	72%
Gross profit	47,376	20,507	26,869	131%	73,963	66,673	7,290	11%

Operating expenses
General and administrative	31,509	15,113	16,396	108%	71,336	39,786	31,550	79%
Contingent consideration	(1,678)	(13)	(1,665)	12808%	(5,409)	135	(5,544)	(4107)%
Depreciation and amortization	24,389	5,981	18,408	308%	47,041	11,965	35,076	293%
Total operating expenses	54,220	21,081	33,139	157%	112,968	51,886	61,082	118%

Income (loss) from operations	(6,844)	(574)	(6,270)	1092%	(39,005)	14,787	(53,792)	(364)%

Other expense
Other income (expense), net	(371)	(122)	249	(204)%	372	(200)	(572)	(286)%
Foreign currency gain (loss)	(1,736)	—	1,736	100%	2,127	—	2,127	100%
Interest expense	(8,021)	(6,651)	1,370	(21)%	(14,963)	(15,660)	(697)	(4)%
Total other expense	(10,128)	(6,773)	3,355	(50)%	(12,464)	(15,860)	(3,396)	(21)%
Loss before income tax benefit	(16,972)	(7,347)	(9,625)	131%	(51,469)	(1,073)	(50,396)	4697%
Income tax benefit	(14,195)	(1,830)	(12,365)	676%	(26,638)	(132)	(26,506)	20080%
Net loss	$(2,777)	$(5,517)	$2,740	(50)%	$(24,831)	$(941)	$(23,890)	2539%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
Revenue:	2022	2021	$	%	2022	2021	$	%
Array Legacy Operations	$352,241	$196,516	$155,725	79%	$602,893	$444,756	$158,137	36%
STI Operations	72,688	—	72,688	100%	122,622	—	122,622	100%
Total Revenue	$424,929	$196,516	$228,413	116%	$725,515	$444,756	$280,759	63%
Gross Profit:
Array Legacy Operations	$38,904	$20,507	$18,397	90%	$60,172	$66,673	$(6,501)	(10)%
STI Operations	8,472	—	8,472	100%	13,791	—	13,791	100%
Total Gross Profit	$47,376	$20,507	$26,869	131%	$73,963	$66,673	$7,290	11%

Comparison of three months ended June 30, 2022 and 2021

Revenue
Our consolidated revenue increased by $228.4 million, or 116%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was partially driven by the STI Acquisition, which added $72.7 million of revenue when compared to the three months ended June 30, 2021. Excluding the impact of the STI Acquisition, revenue was up $155.7 million, or 79%, driven by both an increase in the total number of MWs shipped and an increase in ASP.

Revenue for Array Legacy Operations increased 79% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Total MWs shipped were up approximately 54% for the three months ended June 30, 2022, driven by increased customer demand for our product. ASP for the three months ended June 30, 2022 was up 16% compared to the three months ended June 30, 2021, which is reflective of higher pass-through pricing to our customers, driven by an increase in the Company’s input costs.

Revenue for STI Operations increased by $72.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the STI Acquisition occurring in January 2022 with no activity in the prior period.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $201.5 million, or 115%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the STI Acquisition, the increase in the number of MWs delivered, and increased input costs from raw materials and logistics. Gross profit as a percentage of revenue increased from 10% for the three months ended June 30, 2021 to 11% for the three months ended June 30, 2022. The increase in Gross Profit as a percentage of revenue reflects higher prices, which are generally passed through to our customers, to offset the increase in input costs.

Gross profit as a percentage of revenue for the Array Legacy Operations increased to 11% for the three months ended June 30, 2022 from 10% for the three months ended June 30, 2021. The increase was due to a higher proportion of our projects being priced to incorporate higher input costs when compared to the prior year comparable period.

Gross profit as a percentage of revenue for the STI segment was 12% for the three months ended June 30, 2022.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses increased by $16.4 million, or 108%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in expense was primarily due to increased consulting costs, professional fees, legal costs, as well as higher payroll and related costs due to our growing internal headcount and the STI Acquisition, which had $5.7 million in general and administrative costs.

Contingent Consideration
Consolidated contingent consideration expense decreased by $1.7 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was due to a decrease in the valuation of the associated liability.

Depreciation
Consolidated depreciation expense for the three months ended June 30, 2022 was similar to the three months ended June 30, 2021.

Amortization of Intangibles
Consolidated amortization of intangibles increased by $18.3 million, or 311%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to intangibles added as a result of the STI Acquisition.

Interest Expense
Consolidated interest expense increased by $1.4 million, or 21%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to interest on the higher average balance of debt. As of June 30, 2022, we had $425 million outstanding on the Convertible Notes, $324.6 million outstanding under the Term Loan and $68.0 million balance outstanding under the Revolving Credit Facility. We expect interest expense to be higher for the remainder of 2022 compared to 2021 as a result of the debt outstanding under the Convertible Notes. In addition, the Credit Facility has variable interest rates expected to fluctuate with the Federal Funds rate so interest expense could increase for the Term Loan and the Revolving Facility.

Income Tax Benefit
Consolidated income tax benefit increased by $12.4 million, or 676% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our effective tax rate was 83.6% for the three months ended June 30, 2022 and 24.9% for the three months ended June 30, 2021. The tax benefit increase is primarily related to non-taxable contingent income, lower non-deductible transaction costs and a favorable mix of income for the three months ended June 30, 2022 and a favorable tax benefit related to an NOL carryback as a result of the CARES Act for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

Revenue
Consolidated revenue increased by $280.8 million, or 63%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the STI Acquisition, which resulted in added revenue of $122.6 million. Excluding the impact of the STI Acquisition, revenue was up $158.1 million, or 36%, driven by both an increase in the total number of MWs shipped and an increase in ASP.

Revenue for Array Legacy Operations increased 36% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Total MWs shipped were up approximately 17% for the six months ended June 30, 2022, driven by increased customer demand for our product. ASP for the six months ended June 30, 2022 was up 16% compared to the six months ended June 30, 2021, which is reflective of higher pass-through pricing to our customers, driven by an increase in the Company’s input costs.

Revenue for STI Operations increased by $122.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the STI Acquisition occurring in January 2022 with no activity in the prior period.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $273.5 million, or 72%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the STI Acquisition and the higher cost of raw materials and logistics compared to the prior year period. Gross profit as a percentage of revenue decreased from 15% for the six months ended June 30, 2021 to 10% for the six months ended June 30, 2022. The decrease in Gross Profit as a percentage of revenue reflects higher commodity prices and logistics costs, which were not offset by commensurate pricing increases.

Gross profit as a percentage of revenue decreased for Array Legacy Operations to 10% for the six months ended June 30, 2022 from 15% for the six months ended June 30, 2021 due to a higher proportion of contracts delivered under our previous business processes, which did not match rapid increases in input costs with increases to customer pricing.

Gross profit as a percentage of revenue was 11% for STI for the six months ended June 30, 2022.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses increased by $31.6 million, or 79%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in expense was primarily due to the STI Acquisition, which resulted in an increase of $11.6 million. Additionally, increased consulting costs and other professional fees, as well as increased headcount, led to higher payroll and related costs.

Contingent Consideration
Consolidated contingent consideration expense decreased by $5.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was due to a decrease in the valuation of the associated liability.

Depreciation
Consolidated depreciation expense for the six months ended June 30, 2022 was similar to the six months ended June 30, 2021.

Amortization of Intangibles
Consolidated amortization of intangibles increased by $35.0 million, or 298%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to intangibles added as a result of the STI Acquisition.

Other Expense, Net
Consolidated other income (expense) increased by $0.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the STI Acquisition.

Foreign Currency Gain
Consolidated foreign currency gain increased by $2.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the foreign currency translation gain resulting from the STI Acquisition.

Interest Expense
Consolidated interest expense decreased by $0.7 million, or 4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the write-off of fees associated with refinancing our debt that occurred in the six months ended June 30, 2021 for which we have no similar fees in the current period. In the six months ended June 30, 2021, we paid off a portion of our Term Loan Facility and therefore expensed the associated fees that were capitalized. Our outstanding debt as of June 30, 2022 for which interest expense is associated includes $425.0 million outstanding on the Convertible Notes, $324.6 million outstanding under the Term Loan and $68.0 million balance outstanding under the Revolving Credit Facility. We expect interest expense to be higher for the remainder of 2022 compared to 2021 as a result of the debt outstanding under the Convertible Notes. In addition, the Credit Facility has variable interest rates expected to fluctuate with the Federal Funds rate so interest expense could increase for the Term Loan and the Revolving Facility.

Income Tax Benefit
Consolidated income tax benefit increased by $26.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our effective tax rate benefit was 51.8% for the six months ended June 30, 2022 and 12.3% for the six months ended June 30, 2021. The increase in the effective tax rate is primarily related to non-taxable contingent consideration and the mix of earnings in foreign jurisdictions for the six months ended June 30, 2022.

Liquidity and Capital Resources

Historical Cash Flow
The following table compares the historical cash flow (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(60,764)	$(134,109)
Net cash used in investing activities	(377,713)	(13,175)
Net cash provided by financing activities	122,697	56,525
Effect of exchange rate changes on cash and cash equivalents	(844)	—
Net change in cash and cash equivalents	$(316,624)	$(90,759)

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, adversely impacting our business and causing us to experience decreased margins and thus decreased cash from operations. Due to global tightening of supply chain and strained logistics issues, we could experience an increase in our unbilled revenues and also in some instances incurred liquidated damages owed to our customers. Unbilled receivables, which represent temporary timing differences between shipments made and billing milestones achieved, were $111.9 million and $111.2 millions of the accounts receivable balances as of June 30, 2022 and December 31, 2021, respectively. These amounts have not been billed because we are waiting for agreed upon billing stipulations such as billing on a specified date of the month or upon completion of MW deliveries. The Company continues to work through supply chain logistics issues and labor shortage issues in some instances causing delays delivering specific components to complete a MW delivery. These will be invoiced once the commercial criteria have been met, at which point we will invoice and expect payment within 30 to 60 days. The extent to which the COVID-19 pandemic and recent supply chain constraints and price increases may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We have taken mitigating steps to overcome the economic challenges and, therefore, believe the impact to be temporary, but cannot be certain the timing of when we will achieve better margins. Mitigation efforts to date have generally consisted of the introduction of new supply routes, the use of bulk shipping (to a limited degree), and—with respect to commodity price increases—changes in the Company’s contracting process that are designed to narrow the timeframe between when a price is agreed upon to when prices for the Company’s most volatile cost inputs are fixed. The Company has utilized these strategies in combination over the last twelve months and expects to continue to do so in response to the recent challenging environment. We continuously evaluate our ability to meet our obligations over the next 12 months and we have sufficient liquidity as well as financing options available to fund current and future commitments.

In January 2022, we issued 50,000 of Series A Redeemable Perpetual Preferred Stock (as defined below), and 1,125,000 shares of our common stock in an Additional Closing (as defined below) for an aggregate purchase price of $49.4 million.

As of June 30, 2022, our cash and cash equivalents were $51.0 million. Net working capital as of June 30, 2022 was $392.7 million.

As of June 30, 2022, we had outstanding borrowings of $324.6 million under the Term Loan Facility and a $200.0 million commitment under our Revolving Credit Facility, of which $68.0 million balance is outstanding and $96.7 million was available to borrow to fund operations. Due to covenant requirements, we do not expect to maximize the available balance.

Operating Activities
For the six months ended June 30, 2022, cash used in operating activities was $60.8 million, primarily due to an increase in inventories and accounts receivable of $111.6 million and $77.2 million respectively. Inventories increased as a result of a build up of product due to supply chain difficulties and accounts receivable is higher due to higher sales. This increase was offset in part by an increase in accounts payable of $74.6 million due to higher expenses associated with increased sales.

For the six months ended June 30, 2021, cash used in operating activities was $134.1 million, primarily due to a decrease in deferred revenue of $98.4 million for which we made payments to our suppliers for products that we received the cash for in 2020 but that we did not ship until 2021.

Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $377.7 million, primarily due to cash used in the STI Acquisition.

For the six months ended June 30, 2021, net cash used in investing activities was $13.2 million, due to a $12.0 million investment in equity securities.

Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was $122.7 million, of which $101.0 million related to proceeds under the Revolving Facility and $48.4 million related to proceeds from the Additional Closing in January 2022 offset by payments of $33.0 million on the Revolving Facility.

For the six months ended June 30, 2021, net cash used by financing activities was $56.5 million, which was attributable to $31.1 million principal payments on the Term Loan Facility and $6.6 million on debt issuance costs related to the first and second amendment of the Revolving Credit Facility.

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

In January 2022, we issued 50,000 of Series A Redeemable Perpetual Preferred Stock, and 1,125,000 shares of our common stock in an Additional Closing for an aggregate purchase price of $49,376,125.

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

Direct costs associated with the issuance of the Securities were $11.1 million, which along with the $4.4 million discount, have been accounted for as a reduction in the proceeds of the Securities. These net proceeds of $334.6 million have been allocated on the balance sheet to the Preferred Shares of $229.8 million, common stock of $105.4 million and additional paid-in capital of $12.4 million for the committed financing put right. The Company has presented the Preferred Shares in temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $5.8 million and $11.1 million for the three and six months ended June 30, 2022.

The Company accreted the dividends at an accrual rate of 6.25% to the Liquidation Preference of the Series A Redeemable Perpetual Preferred Stock, or $6.4 million and $12.6 million in dividends, for the three and six months ended June 30, 2022, respectively.

Debt Obligations
For a discussion of our debt obligations see Note 10 – Senior Secured Credit Facility and Note 11 – Convertible Debt in our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
As of June 30, 2022, we posted surety bonds in the total amount of approximately $189.8 million. We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates
As of June 30, 2022, there were the following changes in the application of our critical accounting policies or estimation procedures from those presented in our 2021 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Potential Solar Module Supply Chain Disruptions and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the Ongoing Conflict in Ukraine in this Quarterly Report. There have been no other material changes to the market risk disclosures set forth in Item 7A in our 2021 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our 2021 Annual Report and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting continue to exist at June 30, 2022. Specifically:

Control Environment and Monitoring Activities – We did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) a lack of a sufficient number of qualified resources and inadequate oversight and accountability over the performance of control activities, and (ii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities – These material weaknesses contributed to the following additional material weaknesses within certain business processes:
•Inventory – We did not appropriately design and implement controls over the existence, accuracy, and cutoff of inventory. As previously reported, we identified a material weakness relating to inventory cut-off and in-transit inventory.
•Revenue Recognition – We did not design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Specifically, we did not maintain effective controls relating to the (1) identification and recognition of performance obligations for customer contracts and (2) evaluation of customer contracts for potential combination.
•Accounts Receivable – We did not fully design, implement and maintain effective controls over the existence of accounts receivable. Specifically, we did not design certain controls at an appropriate precision level to identify material misstatements.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plan for Existing Material Weaknesses
We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. Our planned remediation efforts include the following:

Control Environment and Monitoring – Consistent with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control — Integrated Framework (COSO 2013 Framework), Principle 4, attracting, developing, and retaining competent personnel, we hired a Chief Accounting Officer who is providing an additional level of technical accounting expertise, oversight, and monitoring of the design and performance of both existing and newly implemented controls as noted below. We plan continue to hire additional resources throughout 2022 in accounting and IT to supplement our existing capabilities and capacity, and we will concentrate on retaining key accounting, IT, and operational personnel. These actions will further serve to remediate the material weakness under the COSO 2013 Framework, Principle 16, by enhancing the efforts towards separate evaluations regarding the presence and functionality of the components of internal control, specifically in the areas of inventory, revenue recognition, and accounts receivable, as noted below.

Control Activities:
•Inventory – We are enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. Additionally, we have implemented processes to ensure timely identification and evaluation of inventory cut-off and are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We also plan to deploy information system enhancements and better use of current system capabilities in order to improve the accuracy of inventory cut-off, reporting, and reconciliation.
•Revenue Recognition – We are enhancing the design of existing controls and are implementing new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We are also designing and implementing more precise reviews regarding evaluation of contract terms and whether contracts should be combined. These reviews include increased contract analysis from our legal team as well as ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.
•Accounts Receivable – We are enhancing the design of existing controls and implementing new controls over the processing and review of accounts receivable billings. We are supplementing our accounting staff with more experienced personnel. In addition, we will evaluate information system capabilities in order to reduce the manual calculations within this business process.

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

Changes in Internal Control over Financial Reporting
We acquired STI on January 11, 2022. As a result, we are reviewing the impact of the acquisition to our overall control environment and are making appropriate changes as deemed necessary to our control structure. We currently anticipate that the scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures for fiscal year end 2022 will not include the internal control over the financial reporting of STI, in accordance with the SEC’s staff guidance that permits exclusion of acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of STI’s global operation, we currently anticipate that management’s evaluation of internal control over financial reporting for the fiscal year ended December 31, 2022 will exclude the internal control activities of STI. STI represented 14% of total consolidated assets of the Company at June 30, 2022, excluding goodwill and intangible assets which are included within the scope of management’s assessment, and approximately 17% and 17% of total consolidated revenues of the Company for the three and six months ended June 30, 2022, respectively. Except for the changes in internal control related to the acquisition of STI, there have been no changes to our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2017, Array filed its first amended complaint in the U.S. District Court for the District of New Mexico against Nextracker LLC, Daniel S. Shugar, Marco Garcia, Flextronics International U.S.A., Inc., Scott Graybeal and Colin Mitchell (collectively “Defendants”) asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract. On July 15, 2022, the Company settled its claims against Defendants for $42.8 million and the settlement was paid on August 4, 2022.

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

Consistent with the individual rules of practice for the Court in the Plymouth Action, on January 24, 2022, the defendants in the Plymouth Action, including the Company and certain of its officers and directors named as defendants therein, served on lead plaintiff and the Court a letter outlining why the Consolidated Amended Complaint should be dismissed in its entirety. Lead plaintiff responded to that letter on February 23, 2022 disagreeing with the grounds for dismissal outlined in the defendants’ initial letter and contending that its Consolidated Amended Complaint should not be dismissed. Because the parties could not agree that the Consolidated Amended Complaint was deficient in any respect, the defendants, including the Company, submitted a letter to the Court on March 21, 2022 setting forth the reasons why the Consolidated Amended Complaint should be dismissed and requesting the Court’s leave to file a motion to dismiss.

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

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2021 Annual Report.

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

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	August 9, 2022
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	August 9, 2022
Nipul Patel
Chief Financial Officer