Form 10-Q/A
period 2022-06-30
Array Technologies, Inc.
filed 2022-11-08
CIK 1820721

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

EXPLANATORY NOTE

On August 9, 2022, Array Technologies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (the “Original Form 10-Q”). This Amendment No. 1 (this “Amendment”) amends the Original Form 10-Q.

Background of Restatement

On November 7, 2022, management and the Audit Committee of the Company, in consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s previously issued interim financial statements filed on the Original Form 10-Q, as of June 30, 2022, and for the three and six months ended June 30, 2022 (the “Non-Reliance Periods”), should no longer be relied upon due to:
(i) an accounting error caused by an error in the sales order entry process. A clerical error incorrectly overstated the value of a contract by adding a customer down payment to the total contract value. The result was to overstate revenue recorded for the respective contract during the three and six months ended June 30, 2022. Correcting the contract value had the effect of decreasing our revenue and gross profit for the three and six months ended June 30, 2022 by $5.1 million.

(ii) a consolidation error that resulted in the misclassification of foreign subsidiary personnel costs within general and administrative (“G&A”) expense instead of cost of revenue on the income statement. Reclassifying the correct amount of personnel costs from G&A expense to cost of revenue had the effect of decreasing our gross profit for the three and six months ended June 30, 2022 by $2.4 million with no impact on net income.

Management and the Audit Committee have determined that the overstatement of revenue and the unrelated understatement of cost of revenue during the three and six months ended June 30, 2022, required a restatement of the previously issued interim financial statements (the “Restatement”). Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the Non-Reliance Periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Amendment.

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. For the convenience of the reader, this Amendment sets forth the information in the Original Form 10-Q in its entirety, as such information, is modified and superseded where necessary to reflect the Restatement. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and does not amend or otherwise update any information in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission (the “SEC”) subsequent to the date on which we filed the Original Form 10-Q with the SEC.

Internal Control Considerations

In connection with the Restatement, management identified two additional material weaknesses in our internal control over financial reporting. Specifically, (i) we did not design, implement and maintain effective controls over the sales order entry process which resulted in an overstatement of revenue and (ii) we did not design, implement and maintain effective controls over the consolidation of our newly acquired foreign subsidiary into the Company’s consolidated financial statements to ensure costs were appropriately classified. Management is taking steps to remediate these material weaknesses in our internal control over financial reporting, including enhancing the design of our existing controls over contract value adjustments and the consolidation of newly acquired foreign entities into the Company’s consolidated financial statements concurrently with the remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2022, as amended by the Form 10-K/A filed with the SEC on April 6, 2022, as described in Item 4. Controls and Procedures.

Array Technologies, Inc.

5

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	June 30, 2022	December 31, 2021
	As Restated
ASSETS
Current assets
Cash and cash equivalents	$51,046	$367,670
Accounts receivable, net	452,836	236,009
Inventories, net	329,951	205,653
Income tax receivables	16,217	9,052
Prepaid expenses and other	52,831	33,649
Total current assets	902,881	852,033
Property, plant and equipment, net	17,802	10,692
Goodwill	378,706	69,727
Other intangible assets, net	421,862	174,753
Deferred tax assets	18,521	9,345
Other assets	30,573	26,429
Total assets	$1,770,345	$1,142,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$231,798	$91,392
Accounts payable - related party	478	610
Accrued expenses and other	51,072	38,494
Accrued warranty reserve	2,911	3,192
Income tax payable	419	60
Deferred revenue	167,556	99,575
Current portion of contingent consideration	—	1,773
Current portion of debt	51,494	4,300
Other current liabilities	6,949	5,909
Total current liabilities	512,677	245,305
Long-term liabilities
Deferred tax liability	84,819	—
Contingent consideration, net of current portion	7,686	12,804
Other long-term liabilities	9,723	5,557
Long-term warranty	4,056	—
Long-term debt, net of current portion	793,557	711,056
Total long-term liabilities	899,841	729,417

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	June 30, 2022	December 31, 2021
	As Restated
Total liabilities	1,412,518	974,722
Commitments and contingencies (Note 16)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 412,606 and 350,000 shares issued as of June 30, 2022 and December 31, 2021, respectively; liquidation preference of $413.0 million and $350.0 million as of June 30, 2022 and December 31, 2021, respectively	293,974	237,462
Stockholders’ equity (deficit)
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued as of June 30, 2022 and December 31, 2021	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,279,160 and 135,026,940 shares issued as of June 30, 2022 and December 31, 2021, respectively	150	135
Additional paid-in capital	401,614	202,562
Accumulated deficit	(299,182)	(271,902)
Accumulated other comprehensive income	(38,729)	—
Total stockholders’ equity (deficit)	63,853	(69,205)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,770,345	$1,142,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	As Restated		As Restated
Revenue	$419,865	$196,516	$720,451	$444,756
Cost of revenue	379,919	176,009	653,918	378,083
Gross profit	39,946	20,507	66,533	66,673

Operating expenses
General and administrative	29,143	15,113	68,970	39,786
Contingent consideration	(1,678)	(13)	(5,409)	135
Depreciation and amortization	24,389	5,981	47,041	11,965
Total operating expenses	51,854	21,081	110,602	51,886

Income (loss) from operations	(11,908)	(574)	(44,069)	14,787

Other expense
Other income (expense), net	(371)	(122)	372	(200)
Foreign currency gain (loss)	(1,736)	—	2,127	—
Interest expense	(8,021)	(6,651)	(14,963)	(15,660)
Total other expense	(10,128)	(6,773)	(12,464)	(15,860)
Loss before income tax benefit	(22,036)	(7,347)	(56,533)	(1,073)
Income tax benefit	(16,810)	(1,830)	(29,253)	(132)
Net loss	(5,226)	(5,517)	(27,280)	(941)
Preferred dividends and accretion	12,182	—	23,788	—
Net loss to common shareholders	$(17,408)	$(5,517)	$(51,068)	$(941)

Loss per common share
Basic	$(0.12)	$(0.04)	$(0.34)	$(0.01)
Diluted	$(0.12)	$(0.04)	$(0.34)	$(0.01)
Weighted average number of common shares
Basic	150,203	126,994	149,246	126,994
Diluted	150,203	126,994	149,246	126,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	As Restated		As Restated
Net loss	$(5,226)	$(5,517)	$(27,280)	$(941)
Change in foreign currency translation adjustments	(29,718)	—	(38,729)	—
Comprehensive loss	$(34,944)	$(5,517)	$(66,009)	$(941)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

Three Months Ended June 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
								As Restated		As Restated
Balance at March 31, 2022	400	$281,792	—	$—	150,174	$150	$411,232	$(293,956)	$(9,011)	$108,415
Equity-based compensation	—	—	—	—	105	—	2,944	—	—	2,944
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(380)	—	—	(380)
Preferred cumulative dividends plus accretion	13	12,182	—	—	—	—	(12,182)	—	—	(12,182)
Net loss, as restated	—	—	—	—	—	—	—	(5,226)	—	(5,226)
Other comprehensive income	—	—	—	—	—	—	—	—	(29,718)	(29,718)
Balance at June 30, 2022, as restated	413	$293,974	—	$—	150,279	$150	$401,614	$(299,182)	$(38,729)	$63,853

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

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(unaudited)
(in thousands)

Six Months Ended June 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
								As Restated		As Restated
Balance at December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	—	—	7,357	—	—	7,357
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,252	15	215,483	—	—	215,498
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—
Preferred cumulative dividends plus accretion	13	23,788	—	—	—	—	(23,788)	—	—	(23,788)
Net loss, as restated	—	—	—	—	—	—	—	(27,280)	—	(27,280)
Other comprehensive income	—	—	—	—	—	—	—	—	(38,729)	(38,729)
Balance at June 30, 2022, as restated	413	$293,974	—	$—	150,279	$150	$401,614	$(299,182)	$(38,729)	$63,853

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

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
	As Restated
Cash flows from operating activities
Net loss	$(27,280)	$(941)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) bad debts	510	(551)
Deferred tax expense	(19,984)	(538)
Depreciation and amortization	47,579	12,964
Amortization of debt discount and issuance costs	3,286	5,118
Equity-based compensation	7,472	9,467
Contingent consideration	(5,409)	135
Warranty provision	1,215	425
Provision for inventory obsolescence	409	1,236
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(106,548)	(30,393)
Inventories	(77,191)	(20,443)
Income tax receivables	(7,062)	9,236
Prepaid expenses and other	(376)	826
Accounts payable	74,645	(1,378)
Accounts payable - related party	(132)	(1,622)
Accrued expenses and other	3,356	(10,541)
Income tax payable	(7,217)	(8,814)
Lease liabilities	4,700	68
Deferred revenue	47,263	(98,363)
Net cash used in operating activities	(60,764)	(134,109)
Cash flows from investing activities
Purchase of property, plant and equipment	(3,895)	(1,200)
Acquisition of STI, net of cash acquired	(373,818)	—
Investment in equity security	—	(11,975)
Net cash used in investing activities	(377,713)	(13,175)
Cash flows from financing activities
Proceeds from Series A issuance	33,098	—
Proceeds from common stock issuance	15,885	—
Series A equity issuance costs	(575)	—
Common stock issuance costs	(450)	—
Payments on revolving credit facility	(33,000)	—
Proceeds from issuance of other debt	30,599	—
Proceeds from revolving credit facility	101,000	102,000
Principal payments on debt	(22,377)	(31,075)
Contingent consideration	(1,483)	(7,810)

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Debt issuance costs	—	(6,590)
Net cash provided by financing activities	122,697	56,525
Effect of exchange rate changes on cash and cash equivalent balances	(844)	—
Net change in cash and cash equivalents	(316,624)	(90,759)
Cash and cash equivalents, beginning of period	367,670	108,441
Cash and cash equivalents, end of period	$51,046	$17,682

Supplemental Cash Flow Information
Stock consideration paid for acquisition of STI	$200,224	$—

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

2.    Summary of Significant Accounting Policies and Restatement

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the SEC. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2022, as amended by the Form 10-K/A filed with the SEC on April 6, 2022 (the “2021 Annual Report”).

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

Subsequent to the issuance of the financial statements for the quarter ended June 30, 2022, the Company identified (i) an accounting error resulting in the overstatement of revenue (“Contract Error”) by $5.1 million for the three- and six-months ending June 30, 2022. The Contract Error overstated the value of a contract by incorrectly adding a customer down payment to the total contract value and (ii) a consolidation error relating to $2.4 million of certain personnel costs that were reflected in general and administrative (“G&A”) expense but should have been in cost of revenue on the income statement (“Personnel Cost Error”).

The Personnel Cost Error had no impact to the balance sheet and no impact to Net loss to common shareholders. The following tables present the effect of the corrections on selected line items of our previously reported condensed consolidated balance sheets as of June 30, 2022, the Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2022 (in thousands).

Condensed Consolidated Balance Sheet

	June 30, 2022
	As Previously Reported	Adjustments	As Restated

Accounts receivable, net	457,900	(5,064)	452,836
Total current assets	907,945	(5,064)	902,881
Total assets	1,775,409	(5,064)	1,770,345
Income tax payable	3,034	(2,615)	419
Total current liabilities	515,292	(2,615)	512,677
Total Liabilities	1,415,133	(2,615)	1,412,518
Accumulated deficit	(296,733)	(2,449)	(299,182)
Total stockholders’ equity (deficit)	66,302	(2,449)	63,853
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	1,775,409	(5,064)	1,770,345

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
Revenue	$424,929	$(5,064)	$419,865
Cost of revenue	377,553	2,366	379,919
Gross profit	47,376	(7,430)	39,946
General and administrative	31,509	(2,366)	29,143
Total operating expenses	54,220	(2,366)	51,854
Loss from operations	(6,844)	(5,064)	(11,908)
Loss before income tax benefit	(16,972)	(5,064)	(22,036)
Income tax benefit	(14,195)	(2,615)	(16,810)
Net loss	(2,777)	(2,449)	(5,226)
Net loss to common shareholders	(14,959)	(2,449)	(17,408)
Loss per common share
Basic	$(0.10)	(0.02)	$(0.12)
Diluted	$(0.10)	(0.02)	$(0.12)
Weighted average number of common shares
Basic	150,203	—	150,203
Diluted	150,203	—	150,203

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
Revenue	$725,515	$(5,064)	$720,451
Cost of revenue	651,552	2,366	653,918
Gross profit	73,963	(7,430)	66,533
General and administrative	71,336	(2,366)	68,970
Total operating expenses	112,968	(2,366)	110,602
Loss from operations	(39,005)	(5,064)	(44,069)
Loss before income tax benefit	(51,469)	(5,064)	(56,533)
Income tax benefit	(26,638)	(2,615)	(29,253)
Net loss	(24,831)	(2,449)	(27,280)
Net loss to common shareholders	(48,619)	(2,449)	(51,068)
Loss per common share
Basic	$(0.33)	$(0.01)	$(0.34)
Diluted	$(0.33)	$(0.01)	$(0.34)
Weighted average number of common shares
Basic	149,246	—	149,246
Diluted	149,246	—	149,246

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
Net loss	$(2,777)	$(2,449)	$(5,226)
Comprehensive loss	(32,495)	(2,449)	(34,944)

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
Net loss	$(24,831)	$(2,449)	$(27,280)
Comprehensive loss	(63,560)	(2,449)	(66,009)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated

Net loss	$(24,831)	$(2,449)	$(27,280)
Change in:
Accounts receivable	(111,612)	5,064	(106,548)
Income tax payable	(4,602)	(2,615)	(7,217)

Net cash flows from operations was not impacted by the errors. In addition, the Statement of Shareholders’ Equity and footnote disclosures impacted by the errors have also been restated.

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

Foreign Currency Translation
For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated into the U.S. dollar at period end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired, and all other assets and liabilities are translated at period end exchange rates. Inventories charged to cost of revenue and depreciation are remeasured at historical rates, and all other income and expense items are translated at average exchange rates prevailing during the period. Gains and losses which result from remeasurement are included in earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$424.9	$263.1	$733.4	$536.9
Net income (loss)	$(2.8)	$5.0	$(23.9)	$(7.3)

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30, 2022	December 31, 2021
	As Restated
Accounts receivable	$453,374	$236,149
Less: allowance for doubtful accounts	(538)	(140)
Accounts receivable, net	$452,836	$236,009

5.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$195,600	$85,470
Finished goods	142,402	127,598
Reserve for excess or obsolete inventory	(8,051)	(7,415)
Total	$329,951	$205,653

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2022	December 31, 2021
Land	N/A	$1,550	$1,340
Buildings and land improvements	15-39	6,433	2,451
Manufacturing equipment	7	17,265	13,924
Furniture, fixtures and equipment	5-7	1,405	476
Vehicles	5	266	161
Hardware and software	3-5	2,305	1,683
Assets in progress		1,263	1,880
Total		30,487	21,915
Less: accumulated depreciation		(12,685)	(11,223)
Property, plant and equipment, net		$17,802	$10,692

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

The Company recorded income tax benefit of $16.8 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and income tax benefit of $29.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The tax benefit in the three months ended June 30, 2022 was favorably impacted by non-taxable contingent income, lower transaction costs and mix of income. The tax benefit in the three months ended June 30, 2021 was unfavorably impacted by non-deductible amounts for equity-based compensation and Follow-on Offering costs. The tax benefit in the six months ended June 30, 2022 was favorably impacted by mix of earnings in foreign jurisdictions offset by non-deductible amounts for officers’ compensation and transaction costs. The tax benefit in the six months ended June 30, 2021 was unfavorably impacted by non-deductible equity based compensation as well as initial public offering and secondary offering costs.

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

14.    Revenue

Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	As Restated		As Restated
Over-time revenue	$324,851	$114,548	$532,922	$232,398
Point in time revenue	95,014	81,968	187,529	212,358
Total revenue	$419,865	$196,516	$720,451	$444,756

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

	June 30, 2022	December 31, 2021
	As Restated
Unbilled receivables	$106,844	$111,224

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

Remaining Performance Obligations
As of June 30, 2022, the Company had $476 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

15.    Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	As Restated		As Restated
Net loss	$(5,226)	$(5,517)	$(27,280)	$(941)
Preferred dividends and accretion	12,182	—	23,788	—
Net loss to common shareholders	$(17,408)	$(5,517)	$(51,068)	$(941)
Basic:
Weighted average shares	150,203	126,994	149,246	126,994
Loss per share	$(0.12)	$(0.04)	$(0.34)	$(0.01)
Diluted:
Weighted average shares	150,203	126,994	149,246	126,994
Loss per share	$(0.12)	$(0.04)	$(0.34)	$(0.01)

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

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations
	As Restated	As Restated	As Restated
Revenue	$347,177	$72,688	$419,865	$196,516
Gross Profit	$33,840	$6,106	$39,946	$20,507

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations
	As Restated	As Restated	As Restated
Revenue	$597,829	$122,622	$720,451	$444,756
Gross Profit	$55,108	$11,425	$66,533	$66,673

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

Income Tax Expense
We are subject to federal and state income taxes in the United States.

Results of Operations

The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2022	2021	$	%	2022	2021	$	%
	As Restated				As Restated
Revenue	$419,865	$196,516	$223,349	114%	$720,451	$444,756	$275,695	62%
Cost of revenue	379,919	176,009	203,910	116%	653,918	378,083	275,835	73%
Gross profit	39,946	20,507	19,439	95%	66,533	66,673	(140)	—%

Operating expenses
General and administrative	29,143	15,113	14,030	93%	68,970	39,786	29,184	73%
Contingent consideration	(1,678)	(13)	(1,665)	12808%	(5,409)	135	(5,544)	(4107)%
Depreciation and amortization	24,389	5,981	18,408	308%	47,041	11,965	35,076	293%
Total operating expenses	51,854	21,081	30,773	146%	110,602	51,886	58,716	113%

Income (loss) from operations	(11,908)	(574)	(11,334)	1975%	(44,069)	14,787	(58,856)	(398)%

Other expense
Other income (expense), net	(371)	(122)	249	(204)%	372	(200)	(572)	(286)%
Foreign currency gain (loss)	(1,736)	—	1,736	100%	2,127	—	2,127	100%
Interest expense	(8,021)	(6,651)	1,370	(21)%	(14,963)	(15,660)	(697)	(4)%
Total other expense	(10,128)	(6,773)	3,355	(50)%	(12,464)	(15,860)	(3,396)	(21)%
Loss before income tax benefit	(22,036)	(7,347)	(14,689)	200%	(56,533)	(1,073)	(55,460)	5169%
Income tax benefit	(16,810)	(1,830)	(14,980)	819%	(29,253)	(132)	(29,121)	22061%
Net loss	$(5,226)	$(5,517)	$291	(5)%	$(27,280)	$(941)	$(26,339)	2799%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
Revenue:	2022	2021	$	%	2022	2021	$	%
	As Restated				As Restated
Array Legacy Operations	$347,177	$196,516	$150,661	77%	$602,893	$444,756	$158,137	36%
STI Operations	72,688	—	72,688	100%	122,622	—	122,622	100%
Total Revenue	$419,865	$196,516	$223,349	114%	$725,515	$444,756	$280,759	63%
Gross Profit:
Array Legacy Operations	$33,840	$20,507	$13,333	65%	$55,108	$66,673	$(11,565)	(17)%
STI Operations	6,106	—	6,106	100%	11,425	—	11,425	100%
Total Gross Profit	$39,946	$20,507	$19,439	95%	$66,533	$66,673	$(140)	—%

Comparison of three months ended June 30, 2022 and 2021

Revenue
Our consolidated revenue increased by $223.3 million, or 114%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was partially driven by the STI Acquisition, which added $72.7 million of revenue when compared to the three months ended June 30, 2021. Excluding the impact of the STI Acquisition, revenue was up $150.7 million, or 77%, driven by both an increase in the total number of MWs shipped and an increase in ASP.

Revenue for Array Legacy Operations increased 77% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Total MWs shipped were up approximately 54% for the three months ended June 30, 2022, driven by increased customer demand for our product. ASP for the three months ended June 30, 2022 was up 16% compared to the three months ended June 30, 2021, which is reflective of higher pass-through pricing to our customers, driven by an increase in the Company’s input costs.

Revenue for STI Operations increased by $72.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the STI Acquisition occurring in January 2022 with no activity in the prior period.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $203.9 million, or 116%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the STI Acquisition, the increase in the number of MWs delivered, and increased input costs from raw materials and logistics. Gross profit as a percentage of revenue remained flat from 10% for the three months ended June 30, 2022 and 10% for the three months ended June 30, 2021.

Gross profit as a percentage of revenue for the Array Legacy Operations remained flat at 10% for the three months ended June 30, 2022 and 10% for the three months ended June 30, 2021.

Gross profit as a percentage of revenue for the STI segment was 8% for the three months ended June 30, 2022.

Operating Expenses:
General and Administrative
Consolidated general and administrative expense increased by $14.0 million, or 93%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in expense was primarily due to increased consulting costs, professional fees, legal costs, as well as higher payroll and related costs due to our growing internal headcount and the STI Acquisition, which had $5.7 million in general and administrative expense.

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

Income Tax Benefit
Consolidated income tax benefit increased by $15.0 million, or 819% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our effective tax rate was 76.3% for the three months ended June 30, 2022 and 24.9% for the three months ended June 30, 2021. The tax benefit increase is primarily related to non-taxable contingent income, lower non-deductible transaction costs and a favorable mix of income for the three months ended June 30, 2022 and a favorable tax benefit related to an NOL carryback as a result of the CARES Act for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

Revenue
Consolidated revenue increased by $275.7 million, or 62%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the STI Acquisition, which resulted in added revenue of $122.6 million. Excluding the impact of the STI Acquisition, revenue was up $158.1 million, or 36%, driven by both an increase in the total number of MWs shipped and an increase in ASP.

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

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $275.8 million, or 73%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the STI Acquisition and the higher cost of raw materials and logistics compared to the prior year period. Gross profit as a percentage of revenue decreased from 15% for the six months ended June 30, 2021 to 9% for the six months ended June 30, 2022. The decrease in Gross Profit as a percentage of revenue reflects higher commodity prices and logistics costs, which were not offset by commensurate pricing increases.

Gross profit as a percentage of revenue decreased for Array Legacy Operations to 9% for the six months ended June 30, 2022 from 15% for the six months ended June 30, 2021 due to a higher proportion of contracts delivered under our previous business processes, which did not match rapid increases in input costs with increases to customer pricing.

Gross profit as a percentage of revenue was 9% for STI for the six months ended June 30, 2022.

Operating Expenses:
General and Administrative
Consolidated general and administrative expense increased by $29.2 million, or 73%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in expense was primarily due to the STI Acquisition, which resulted in an increase of $11.6 million. Additionally, increased consulting costs and other professional fees, as well as increased headcount, led to higher payroll and related costs.

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

Income Tax Benefit
Consolidated income tax benefit increased by $29.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our effective tax rate benefit was 51.7% for the six months ended June 30, 2022 and 12.3% for the six months ended June 30, 2021. The increase in the effective tax rate is primarily related to non-taxable contingent consideration and the mix of earnings in foreign jurisdictions for the six months ended June 30, 2022.

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

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Due to economic conditions our industry has seen rapid commodity price increases and strained logistics, adversely impacting our business and causing us to experience decreased margins and thus decreased cash from operations. Due to global tightening of supply chain and strained logistics issues, we could experience an increase in our unbilled revenues and also in some instances incurred liquidated damages owed to our customers. Unbilled receivables, which represent temporary timing differences between shipments made and billing milestones achieved, were $106.8 million and $111.2 millions of the accounts receivable balances as of June 30, 2022 and December 31, 2021, respectively. These amounts have not been billed because we are waiting for agreed upon billing stipulations such as billing on a specified date of the month or upon completion of MW deliveries. The Company continues to work through supply chain logistics issues and labor shortage issues in some instances causing delays delivering specific components to complete a MW delivery. These will be invoiced once the commercial criteria have been met, at which point we will invoice and expect payment within 30 to 60 days. The extent to which the COVID-19 pandemic and recent supply chain constraints and price increases may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

As of June 30, 2022, our cash and cash equivalents were $51.0 million. Net working capital as of June 30, 2022 was $390.2 million.

As of June 30, 2022, we had outstanding borrowings of $324.6 million under the Term Loan Facility and a $200.0 million commitment under our Revolving Credit Facility, of which $68.0 million balance is outstanding and $96.7 million was available to borrow to fund operations. Due to covenant requirements, we do not expect to maximize the available balance.

Operating Activities
For the six months ended June 30, 2022, cash used in operating activities was $60.8 million, primarily due to an increase in inventories and accounts receivable of $77.2 million and $106.5 million, respectively. Inventories increased as a result of a build up of product due to supply chain difficulties and accounts receivable is higher due to higher sales. This increase was offset in part by an increase in accounts payable of $74.6 million due to higher expenses associated with increased sales.

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

Foreign Currency Translation
For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated into the U.S. dollar at period end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated as a separate component of accumulated other comprehensive income in equity. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired, and all other assets and liabilities are translated at period end exchange rates. Inventories charged to cost of revenue and depreciation are remeasured at historical rates, and all other income and expense items are translated at average exchange rates prevailing during the period. Gains and losses which result from remeasurement are included in earnings.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses identified during the three months ended June 30, 2022, in addition to those previously identified and disclosed in our 2021 Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the following material weaknesses in its internal control over financial reporting continue to exist at June 30, 2022. Specifically,:

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
In addition, we identified the following material weaknesses during the three months ended June 30, 2022, related to our control activities:
•Sales Order Entry – We did not design, implement and maintain effective controls over the accuracy of revenue, specifically related to the sales order entry process. We did not maintain effective controls over contract entry to ensure accurate recording in our information systems.
•Consolidation Process – We did not design, implement and maintain effective controls over the consolidation of our foreign subsidiaries, which resulted in a classification error of certain personnel costs in the consolidated Company financial statements.

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

Remediation Plan for Material Weaknesses
We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. Our planned remediation efforts include the following:

Control Environment and Monitoring – Consistent with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control — Integrated Framework (COSO 2013 Framework), Principle 4,

attracting, developing, and retaining competent personnel, we hired a Chief Accounting Officer who is providing an additional level of technical accounting expertise, oversight, and monitoring of the design and performance of both existing and newly implemented controls as noted below. We plan continue to hire additional resources throughout 2022 in accounting and IT to supplement our existing capabilities and capacity, and we will concentrate on retaining key accounting, IT, and operational personnel. These actions will further serve to remediate the material weakness under the COSO 2013 Framework, Principle 16, by enhancing the efforts towards separate evaluations regarding the presence and functionality of the components of internal control, specifically in the areas of inventory, revenue recognition, accounts receivable, sales order entry process, and the consolidation process as noted below.

Control Activities:
•Inventory – We are enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. Additionally, we have implemented processes to ensure timely identification and evaluation of inventory cut-off and are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We also plan to deploy information system enhancements and better use of current system capabilities to improve the accuracy of inventory cut-off, reporting, and reconciliation.
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
•Accounts Receivable – We are enhancing the design of existing controls and implementing new controls over the processing and review of accounts receivable billings. We are supplementing our accounting staff with more experienced personnel. In addition, we will evaluate information system capabilities to reduce the manual calculations within this business process.
•Sales Order Entry Process – We are enhancing the design of our existing controls over contract value adjustments. Specifically, we have implemented additional procedures for our accounting staff to obtain and review documentation to confirm that contract value changes completed by the sales order entry process are accurate. In addition, we will evaluate information system capabilities to reduce the manual calculations within this business process.
•Consolidation Process – We are enhancing the design of existing controls over the consolidation of foreign entities into the Company’s consolidated financial statements. Additionally, we will strengthen the design of the management review control over the consolidation process include better-documented review criteria, review responsibilities and review expectations. In addition, we will evaluate information system capabilities to further automate the partially manual consolidation process.

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

Changes in Internal Control over Financial Reporting
We acquired STI on January 11, 2022. As a result, we are reviewing the impact of the acquisition to our overall control environment and are making appropriate changes as deemed necessary to our control structure. We currently anticipate that the scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures for fiscal year end 2022 will not include the internal control over the financial reporting of STI, in accordance with the SEC’s staff guidance that permits exclusion of acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of STI’s global operation, we currently anticipate that management’s evaluation of internal control over financial reporting for the fiscal year ended December 31, 2022 will exclude the internal control activities of STI. STI represented 14% of total consolidated assets of the Company at June 30, 2022, excluding goodwill and intangible assets which are included within the scope of management’s assessment, and approximately 17% and 17% of total consolidated revenues of the Company for the three and six months ended June 30, 2022, respectively. Except for the changes in internal control related to the acquisition of STI, and efforts to remedy the material weaknesses described above, there have been no changes to our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	November 8, 2022
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	November 8, 2022
Nipul Patel
Chief Financial Officer