Form 10-Q
period 2022-09-30
Array Technologies, Inc.
filed 2022-11-09
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 7, 2022, there were 150,490,517 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

3

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$62,778	$367,670
Accounts receivable, net	485,174	236,009
Inventories, net	269,775	205,653
Income tax receivables	12,765	9,052
Prepaid expenses and other	41,309	33,649
Total current assets	871,801	852,033
Property, plant and equipment, net	20,024	10,692
Goodwill	359,629	69,727
Other intangible assets, net	384,084	174,753
Deferred tax assets	18,785	9,345
Other assets	27,502	26,429
Total assets	$1,681,825	$1,142,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$199,358	$91,392
Accounts payable - related party	478	610
Accrued expenses and other	91,102	38,494
Accrued warranty reserve	4,237	3,192
Income tax payable	10,587	60
Deferred revenue	154,692	99,575
Current portion of contingent consideration	—	1,773
Current portion of debt	47,686	4,300
Other current liabilities	4,981	5,909
Total current liabilities	513,121	245,305
Long-term liabilities
Deferred tax liability	74,139	—
Contingent consideration, net of current portion	7,113	12,804
Other long-term liabilities	9,113	5,557
Long-term warranty	3,852	—
Long-term debt, net of current portion	725,109	711,056
Total long-term liabilities	819,326	729,417
Total liabilities	1,332,447	974,722

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	September 30, 2022	December 31, 2021
Commitments and contingencies (Note 16)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 400,000 and 350,000 shares issued as of September 30, 2022 and December 31, 2021, respectively; liquidation preference of $400.0 million and $350.0 million as of September 30, 2022 and December 31, 2021, respectively	287,561	237,462
Stockholders’ equity (deficit)
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued as of September 30, 2022 and December 31, 2021	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,334,261 and 135,026,940 shares issued as of September 30, 2022 and December 31, 2021, respectively	150	135
Additional paid-in capital	392,862	202,562
Accumulated deficit	(258,360)	(271,902)
Accumulated other comprehensive income	(72,835)	—
Total stockholders’ equity (deficit)	61,817	(69,205)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,681,825	$1,142,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$515,024	$188,686	$1,235,475	$633,442
Cost of revenue	434,801	182,789	1,088,719	560,872
Gross profit	80,223	5,897	146,756	72,570

Operating expenses
General and administrative	38,911	18,493	107,881	58,279
Contingent consideration	(572)	936	(5,981)	1,071
Depreciation and amortization	23,364	5,984	70,405	17,949
Total operating expenses	61,703	25,413	172,305	77,299

Income (loss) from operations	18,520	(19,516)	(25,549)	(4,729)

Other income (expense)
Other expense, net	(399)	(297)	(27)	(497)
Legal settlement	42,750	—	42,750	—
Foreign currency gain (loss)	(159)	—	1,968	—
Interest expense	(8,746)	(13,109)	(23,709)	(28,769)
Total other income (expense)	33,446	(13,406)	20,982	(29,266)
Income (loss) before income tax (benefit) expense	51,966	(32,922)	(4,567)	(33,995)
Income tax (benefit) expense	11,144	(5,361)	(18,109)	(5,493)
Net income (loss)	40,822	(27,561)	13,542	(28,502)
Preferred dividends and accretion	12,257	5,479	36,045	5,479
Net income (loss) to common shareholders	$28,565	$(33,040)	$(22,503)	$(33,981)

Income (loss) per common share
Basic	$0.19	$(0.25)	$(0.15)	$(0.26)
Diluted	$0.19	$(0.25)	$(0.15)	$(0.26)
Weighted average number of common shares
Basic	150,322	130,955	149,604	128,315
Diluted	151,382	130,955	149,604	128,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$40,822	$(27,561)	$13,542	$(28,502)
Change in foreign currency translation adjustments	(34,106)	—	(72,835)	—
Comprehensive income (loss)	$6,716	$(27,561)	$(59,293)	$(28,502)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

Three Months Ended September 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2022	413	$293,974	—	$—	150,279	$150	$401,614	$(299,182)	$(38,729)	$63,853
Equity-based compensation	—	—	—	—	55	—	4,097	—	—	4,097
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(592)	—	—	(592)
Preferred cumulative dividends plus accretion	—	12,257	—	—	—	—	(12,257)	—	—	(12,257)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	40,822	—	40,822
Other comprehensive loss	—	—	—	—	—	—	—	—	(34,106)	(34,106)
Balance at September 30, 2022	400	$287,561	—	$—	150,334	$150	$392,862	$(258,360)	$(72,835)	$61,817

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(unaudited)
(in thousands)

Three Months Ended September 30, 2021

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2021	—	$—	—	$—	126,994	$127	$149,893	$(222,440)	$(72,420)
Equity-based compensation	—	—	—	—	—	—	2,160	—	2,160
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	350	229,799	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	104,764
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—	(5,479)
Net loss	—	—	—	—	—	—	—	(27,561)	(27,561)
Balance at September 30, 2021	350	$235,278	—	$—	134,869	$135	$251,330	$(250,001)	$1,464

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(unaudited)
(in thousands)
Nine Months Ended September 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	350	$237,462	—	$—	135,026	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	161	—	11,454	—	—	11,454
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	—	—	(1,172)	—	—	(1,172)
Issuance of common stock, net	—	—	—	—	15,147	15	216,063	—	—	216,078
Preferred cumulative dividends plus accretion	13	36,045	—	—	—	—	(36,045)	—	—	(36,045)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	13,542	—	13,542
Other comprehensive loss	—	—	—	—	—	—	—	—	(72,835)	(72,835)
Balance at September 30, 2022	400	$287,561	—	$—	150,334	$150	$392,862	$(258,360)	$(72,835)	$61,817

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(unaudited)
(in thousands)
Nine Months Ended September 30, 2021

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	—	$—	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)
Equity-based compensation	—	—	—	—	—	—	11,580	—	11,580
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	350	229,799	—	—	—	—	—	—	—
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	104,764
Preferred cumulative dividends plus accretion	—	5,479	—	—	—	—	(5,479)	—	(5,479)
Net loss	—	—	—	—	—	—	—	(28,502)	(28,502)
Balance at September 30, 2021	350	$235,278	—	$—	134,869	$135	$251,330	$(250,001)	$1,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$13,542	$(28,502)
Adjustments to reconcile net income (loss) to net cash provided by, (used in) operating activities:
Provision for (recovery of) bad debts	660	(574)
Deferred tax expense	(30,928)	(7,036)
Depreciation and amortization	71,207	19,454
Amortization of debt discount and issuance costs	5,003	13,653
Equity-based compensation	11,677	11,706
Contingent consideration	(5,981)	1,071
Warranty provision	4,341	305
Provision for inventory obsolescence	(2,333)	654
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(139,036)	(50,840)
Inventories	(14,273)	(55,321)
Income tax receivables	(3,610)	9,676
Prepaid expenses and other	11,146	(5,770)
Accounts payable	42,205	1,948
Accounts payable - related party	(132)	(1,622)
Accrued expenses and other	41,271	1,683
Warranty payments	(373)	—
Income tax payable	2,951	(8,185)
Lease liabilities	1,914	337
Deferred revenue	34,772	(68,474)
Net cash provided by, (used in) operating activities	44,023	(165,837)
Cash flows from investing activities
Purchase of property, plant and equipment	(6,690)	(2,252)
Acquisition of STI, net of cash acquired	(373,816)	—
Investment in equity security	—	(11,975)
Net cash used in investing activities	(380,506)	(14,227)
Cash flows from financing activities
Proceeds from Series A issuance	33,098	224,987
Proceeds from common stock issuance	15,885	120,645
Series A equity issuance costs	(1,167)	(7,195)
Common stock issuance costs	(450)	(3,873)
Dividends paid on Series A Preferred	(18,670)	—
Payments on revolving credit facility	(116,000)	(102,000)
Proceeds from issuance of other debt	39,219	—
Proceeds from revolving credit facility	116,000	102,000

Array Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Principal payments on debt	(33,286)	(132,150)
Contingent consideration	(1,483)	(7,810)
Debt issuance costs	—	(6,590)
Net cash provided by financing activities	33,146	188,014
Effect of exchange rate changes on cash and cash equivalent balances	(1,555)	—
Net change in cash and cash equivalents	(304,892)	7,950
Cash and cash equivalents, beginning of period	367,670	108,441
Cash and cash equivalents, end of period	$62,778	$116,391

Supplemental Cash Flow Information
Stock consideration paid for acquisition of STI	$200,224	$—

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

After the acquisition of STI, the Company began operating as two reportable operating segments: the Array legacy operating segment (the “Array Legacy Operations”) and the newly acquired operations (the “STI Operations”) pertaining to STI.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 6, 2022, as amended by the Form 10-K/A filed with the SEC on April 6, 2022 (the “2021 Annual Report”).

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Impact of COVID-19 Pandemic
The Company continues to closely monitor the ongoing impact of the COVID-19 pandemic in all the locations where it operates. The Company’s priority remains the welfare of its employees. The Company expects persistent waves of COVID-19, including variants of the virus, to remain a headwind into the near future. The duration and extent to which it will continue to adversely impact the Company’s business and results of operations remain uncertain and could be material.

The Company believes it has sufficient liquidity and financing options available and expects to have sufficient liquidity to operate for the next 12 months. The Company expects to use cash generated from operations and if needed, can access funds from the Revolving Credit Facility (as defined below). The Company also has $100 million in delayed draw ability under the Series A Redeemable Perpetual Preferred Stock (as defined below) future draw commitment; however, such a draw would increase the Company’s dividend obligations and outstanding common stock and failure to draw the delayed commitments will result in interest expense payable by the Company. See Note 13 – Redeemable Perpetual Preferred Stock. The Revolving Credit Facility has $166.6 million of availability.

Impact of the Ongoing Conflict in Ukraine
The ongoing conflict in Ukraine has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know ultimate severity or duration of the conflict in Ukraine, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

Inflation
The Company could see an impact from elevated inflation and other operating costs. Interest rates have increased quickly and substantially as central banks in developed countries raise interest rates in an effort to subdue inflation, while government deficits and debt remain at high levels in many global markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

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

3.    Acquisition of STI

On the Acquisition Date, the Company completed the STI Acquisition pursuant to the purchase agreement, dated November 10, 2021, by and among Amixa Capital, S.L. and Aurica Trackers, S.L., each a company duly organized under the laws of the Kingdom of Spain (together, the “Sellers”) and Mr. Javier Reclusa Etayo (the “STI Purchase Agreement”). The STI Acquisition was funded primarily with borrowings from the Convertible Notes (as defined below) and the issuance of Series A redeemable perpetual preferred stock of the Company, par value $0.001 per share (the “Series A Redeemable Perpetual Preferred Stock”). The STI Acquisition provided the Company with an immediate presence in Brazil, Western Europe and South Africa. Transaction

expenses incurred in connection with the acquisition are $5.6 million recorded in the general and administrative line item on the condensed consolidated statement of operations for the nine months ended September 30, 2022. In accordance with the STI Purchase Agreement, the Company paid closing consideration to the Sellers consisting of $410.5 million in cash and 13,894,800 shares of the Company’s common stock. The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the interests in STI. The Company has performed a valuation of the acquisition assets and liabilities and determined the related accounting impact.

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

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Preliminary Fair Value of Net Assets Acquired and Liabilities Assumed:	Acquisition Date	Measurement Adjustment	September 30, 2022
Cash and cash equivalents	$36,725	$—	$36,725
Accounts receivable	110,789	—	110,789
Inventories	47,517	—	47,517
Prepaid expenses and other	23,399	—	23,399
Property, plant and equipment	4,434	—	4,434
Other intangible assets	318,365	—	318,365
Other assets	325	—	325
Total assets acquired	$541,554	$—	$541,554

Accounts payable	65,761	—	65,761
Deferred revenue	20,345	—	20,345
Short-term debt	44,338	—	44,338
Other liabilities	10,115	—	10,115
Income tax payable	7,576	—	7,576
Deferred tax liability	93,823	7,611	101,434
Other long-term liabilities	4,524	—	4,524
Long-term debt	12,053	—	12,053
Total liabilities assumed	$258,535	$7,611	$266,146

Preliminary fair value of net assets acquired	283,019		275,408
Preliminary allocation to goodwill	$327,748		$335,359

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as the twelve months following the Acquisition Date). The preliminary estimates of the fair values of the assets acquired and liabilities assumed were estimated to approximate carrying values since they are short term in nature, and they are receivable or payable on demand. These assets and liabilities were cash and cash equivalents, accounts receivable, prepaid expenses and other, accounts payable, other liabilities, and deferred revenue. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed as well as the tax impact. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the Acquisition Date throughout the remainder of the measurement period. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting. For assets and liabilities excluded from the scope of the intangible asset and property, plant and equipment valuation, the Company considered net book value to be a reasonable proxy as of the Acquisition Date.

The preliminary purchase price allocation includes $318.4 million of acquired identifiable intangible assets.

	Estimated Fair Value	Estimated Weighted Average Useful Life in Years
(in thousands, except useful lives)
Backlog	$51,165	1
Customer relationships	238,770	10
Trade name	28,430	20
Total	$318,365

The preliminary fair value of the identifiable intangible assets has been estimated using the Excess Earnings Method (customer relationships and backlog) and Relief from Royalty Method (trade name). Significant inputs using the Excess Earnings Method and Level 3 inputs in the fair value hierarchy include estimated revenue, expenses based on actuals and forecast, and a discount rate based on a weighted average cost of capital for customer relationships of 15% for Spain, 16.5% for Brazil and 14.0% for Spain foreign sourced projects and for order backlog of 8.5% for Spain, 9.5% for Brazil and 7.5% for Spain foreign sourced projects. Significant inputs to the Relief from Royalty method model include estimates of future revenue, economic life, estimated royalty rate of 1.25%, and a discount rate based on a weighted average cost of capital 15.2%. The weighted average cost of capital was determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations. The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the STI Acquisition.

The amounts of revenue and net loss of STI included in the Company’s consolidated statement of operations from the Acquisition Date through September 30, 2022 are $237.2 million and $14.1 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$515.0	$480.1	$1,243.0	$764.8
Net income (loss)	$52.1	$(22.7)	$48.7	$(44.6)

4.    Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$485,869	$236,149
Less: allowance for doubtful accounts	(695)	(140)
Accounts receivable, net	$485,174	$236,009

5.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$166,260	$85,470
Finished goods	108,597	127,598
Reserve for excess or obsolete inventory	(5,082)	(7,415)
Total	$269,775	$205,653

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2022	December 31, 2021
Land	N/A	$1,563	$1,340
Buildings and land improvements	15-39	7,318	2,451
Manufacturing equipment	7	17,893	13,924
Furniture, fixtures and equipment	5-7	3,341	476
Vehicles	5	527	161
Hardware and software	3-5	2,487	1,683
Assets in progress		3,684	1,880
Total		36,813	21,915
Less: accumulated depreciation		(16,789)	(11,223)
Property, plant and equipment, net		$20,024	$10,692

Depreciation expense was $0.7 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, of which $0.4 million and $0.5 million, respectively, was allocated to cost of revenue and $0.3 million and $0.1 million, respectively, was included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021.

Depreciation expense was $1.8 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively, of which $1.2 million and $1.5 million, respectively, was allocated to cost of revenue and $0.6 million and $0.3 million, respectively, was included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021.

7.    Goodwill and Other Intangible Assets

Goodwill
Prior to the STI Acquisition, goodwill, related to Former Parent’s acquisition of the Company, was recorded as $121.6 million and was subsequently impaired. Total accumulated impairment as of September 30, 2022 was $51.9 million.

The Company recorded an additional $335.4 million of goodwill as a result of the STI Acquisition and the Company’s reporting units became Array Legacy Operations and the newly acquired STI Operations, which had goodwill of $69.7 million and $289.9 million, respectively, at September 30, 2022 and $69.7 million and zero, respectively, at December 31, 2021. Goodwill is not deductible for tax purposes.

Changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2022 are shown below (in thousands):

	Array Legacy Operations Segment	STI Operations Segment	Total
Beginning Balance	$69,727	$—	$69,727
Acquisition of STI	—	335,359	$335,359
Foreign currency impact	—	(45,457)	$(45,457)
Ending Balance	$69,727	$289,902	$359,629

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

Other Intangible Assets
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2022	December 31, 2021
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationships	10	295,405	89,500
Backlog	1	44,132	—
Trade name	20	24,518	—
Total amortizable intangibles		567,855	293,300
Accumulated amortization:
Developed technology		90,709	79,790
Customer relationships		70,606	49,057
Backlog		31,794	—
Trade name		962	—
Total accumulated amortization		194,071	128,847
Total amortizable intangibles, net		373,784	164,453

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$384,084	$174,753

Amortization expense related to intangible assets amounted to $23.2 million and $5.9 million for the three months ended September 30, 2022 and 2021, respectively, and $69.8 million and $17.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated future annual amortization expense for the above amortizable intangible assets for the remaining periods through September 30, as follows (in thousands):

Amount
2022	$22,365
2023	46,633
2024	45,328
2025	45,328
2026	41,021
Thereafter	173,109
$373,784

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

8.    Investment in Equity Security

The Company made a $10.0 million and $2.0 million investment in preferred stock of a private company in February 2021 and April 2021, respectively. The investment is accounted for in accordance with ASC Topic 321 Investments—Equity Securities at its cost, less any impairment. The investment balance as of September 30, 2022 was $12.0 million and is recorded in other assets on the condensed consolidated balance sheets. There is no impairment recorded for the nine months ended September 30, 2022.

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

The Company recorded income tax expense (benefit) of $11.1 million and $(5.4) million for the three months ended September 30, 2022 and 2021, respectively, and income tax expense (benefit) of $(18.1) million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively. The tax expense in the three months ended September 30, 2022 includes tax expense of $8.7 million on the legal settlement income which was recorded discretely in the quarter. The tax, excluding the legal settlement, was favorably impacted by non-taxable contingent income, and mix of income by jurisdiction. The tax benefit in the three months ended September 30, 2021 was unfavorably impacted by non-deductible amounts for equity-based compensation and follow-on offering costs.

The tax benefit in the nine months ended September 30, 2022 includes tax expense of $8.7 million on the legal settlement which was recorded discretely in the quarter. The tax on the loss, excluding the legal settlement, was favorably impacted by mix of earnings by jurisdictions offset by non-deductible amounts for officers’ compensation and transaction costs. The tax benefit in the nine months ended September 30, 2021 was unfavorably impacted by non-deductible equity based compensation as well as initial public offering and secondary offering costs.

For the three and nine months ended September 30, 2022 and 2021, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

In August 2022, the U.S. Inflation Reduction Act (“IRA”) was enacted into law. The IRA contains a number of revisions to the Internal Revenue Code that generally take effect in tax years beginning after December 31, 2022. The Company is in the process of evaluating provisions included under the IRA and its impact to the Company’s consolidated financial statements.

10.    Senior Secured Credit Facility

Long-term senior secured credit facility consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loan facility	$323,550	$326,775
Revolving credit facility	—	—
	323,550	326,775
Less discount and issuance costs	(20,169)	(23,291)
Long-term portion, net of debt discount and issuance costs	303,381	303,484
Less current portion of credit facility	(4,300)	(4,300)
Long-term senior secured facility debt, net of current portion, debt discount and issuance costs	$299,081	$299,184

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

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had no outstanding balance as of both September 30, 2022 and December 31, 2021, respectively, $33.4 million and $13.6 million in standby letters of credit at September 30, 2022 and December 31, 2021, respectively, and availability of $166.6 million and $186.4 million at September 30, 2022 and December 31, 2021, respectively. The Revolving Credit Facility pays interest depending on the contracted rate for the loan which is either for the Eurocurrency Rate Loans at LIBOR plus 3.25% and for Base Rate Loans at the higher of the Prime Rate, 1/2 of 1% above the Federal Funds Rate or the Eurocurrency rate for the Dollar deposits for one month interest period, after giving effect to any floor plus 1%, plus 2.25%.

Term Loan Facility
The Term Loan Facility had a balance of $323.6 million and $326.8 million as of September 30, 2022 and December 31, 2021, respectively. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $20.2 million and $23.3 million as of September 30, 2022 and December 31, 2021, respectively. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of September 30, 2022 is 6.75%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2021.

11.    Convertible Debt

Convertible debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
1.00% Senior unsecured convertible notes	$425,000	$425,000
Less: unamortized discount and issuance costs	(11,721)	(13,137)
1.00% Senior unsecured convertible notes, net (1)	$413,279	$411,863
(1) Effective interest rate for the Convertible Notes as of September 30, 2022 and December 31, 2021 was 1.5%.

On December 3, 2021 and December 9, 2021, the Company completed a private offering of $375 million and $50 million over allotment, respectively, in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”), resulting in proceeds of $364.7 million and $48.6 million, respectively, after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee.

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.

The conversion rate for the Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the nine months ended September 30, 2022 and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the nine months ended September 30, 2022.

Capped Calls

In connection with the issuances of the Convertible Notes, the Company paid $52.9 million, in aggregate, to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Convertible Notes. Specifically, upon the exercise of the capped call instruments issued pursuant to the agreements (the “Capped Calls”), the Company would receive shares of its common stock equal to approximately 17.8 million shares (a) multiplied by (i) the lower of $36.0200 or the then-current market price of its common stock, less (ii) the applicable exercise price, $23.86, and (b) divided by the then-current market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds the exercise price and approaches the cap, which was initially $36.0200 per share.

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

12.     Other Debt

In connection with the STI Acquisition, the Company assumed debt obligations of STI. As of September 30, 2022, related debt balances were $43.3 million in short-term debt and $12.7 million in long-term debt. Interest rates on the acquired debt range from 0.55% to 2.76% annually and maturities for the short-term portion of loans range from December 2022 to March 2023. Maturities for the long-term portion of loans are $4.9 million due in 2024 and $7.8 million due in March 2027.

13.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which, on August 11, 2021, the Company issued and sold to certain investors (the “Purchasers”) 350,000 shares of its newly designated Series A Redeemable Perpetual Preferred Stock and 7,098,765 shares of the Company’s common stock for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, on September 27, 2021, the Company issued and sold to the Purchasers 776,235 shares of common stock for an aggregate purchase price of $776.0 (the “Prepaid Forward Contract”). The Company used net proceeds from the Initial Closing to repay the entire $102.0 million amount outstanding under its existing Revolving Credit Facility and prepay $100.0 million under the Company’s Term Loan Facility. Additionally, the Securities Purchase Agreement entitles the Purchasers to designate one representative to be appointed to the Company’s board of directors (the “Board”) and to appoint three non-voting observers to the Board, in each case until such time as the Purchasers no longer beneficially own shares of the Series A Redeemable Perpetual Preferred Stock with at least $100 million aggregate Liquidation Preference (as defined below). The Series A Redeemable Perpetual Preferred Stock has no maturity date.

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

There are no Permitted Accrued Dividends accrued as of September 30, 2022 with dividends paid for the nine months ended September 30, 2022 $18.7 million (the “Q3 Dividend Payment”). Permitted Accrued Dividends resulted in 13 shares of the Series A Redeemable Perpetual Preferred Stock being issued as of September 30, 2022 which were settled with the Q3 Dividend Payment and no longer outstanding. Dividends declared and paid as of December 31, 2021 were $8.2 million.

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

The Company has presented the Series A Redeemable Perpetual Preferred Stock in temporary equity and is accreting the discount on the increasing rate dividends using the effective interest method. Such accretion totaled $17.2 million for the nine months ended September 30, 2022.

The Company paid the cash dividend for the three months ended September 30, 2022 of $6.3 million in dividends at a rate of 5.75% as of September 30, 2022.

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

14.    Revenue

Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time. The following table presents the Company’s revenue disaggregated by sales recorded over-time and sales recorded at a point in time (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over-time revenue	$458,405	$128,183	$991,561	$360,581
Point in time revenue	56,619	60,503	243,914	272,861
Total revenue	$515,024	$188,686	$1,235,475	$633,442

As discussed in the consolidated financial statements included in the 2021 Annual Report, contracts related to the Company’s federal investment tax credit (“ITC”) were determined to have multiple performance obligations satisfied at a point in time instead of one performance obligation satisfied over time. The disaggregated revenue information above for the nine months ended September 30, 2021 has been restated to correct this error, which resulted in $223.2 million of revenue being reclassified from over-time revenue to point in time revenue for the nine months ended September 30, 2021.

Revenue recognized for the ITC-related contracts and standalone system component sales is recorded at a point in time and recognized when obligations under the terms of the contract with the Company’s customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms.

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. When this occurs, the customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the ITC. Because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in its custody. The material is bundled or palletized in the Company’s warehouses, identified separately as belonging to the respective customer and is ready for immediate transport to the customer project upon customer request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer. As of September 30, 2022, the Company had no contracts with customers for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties for the three and nine months ended September 30, 2022. Any losses incurred on point-in-time projects are recognized as the goods are delivered.

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

	September 30, 2022	December 31, 2021
Unbilled receivables	$136,953	$111,224

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

	September 30, 2022	December 31, 2021
Deferred revenue	$154,692	$99,575

During the nine months ended September 30, 2022, the Company converted $73.1 million in deferred revenue to revenue, which represented 73% of the prior year’s deferred revenue balance.

Remaining Performance Obligations
As of September 30, 2022, the Company had $386.3 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

15.    Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$40,822	$(27,561)	$13,542	$(28,502)
Preferred dividends and accretion	12,257	5,479	36,045	5,479
Net income (loss) to common shareholders	$28,565	$(33,040)	$(22,503)	$(33,981)
Basic:
Weighted average shares	150,322	130,955	149,604	128,315
Income (loss) per share	$0.19	$(0.25)	$(0.15)	$(0.26)
Diluted:
Effect of Restricted Stock and Performance Awards	1,060	—	—	—
Weighted average shares	151,382	130,955	149,604	128,315
Income (loss) per share	$0.19	$(0.25)	$(0.15)	$(0.26)

Potentially dilutive common shares issuance pursuant to equity-based awards of 108,111 were not included as their effect was anti-dilutive for the three months ended September 30, 2022. Potentially dilutive common shares issuable pursuant to equity-based awards of 2,504,046 and 1,203,520 were not included for the nine months ended September 30, 2022 and 2021, respectively, and 1,203,520 for the three months ended September 30, 2021, as their potential effect was anti-dilutive since the Company generated a net loss to common stock holders. There were no potentially dilutive common shares issuable pursuant to the Convertible Notes, as the stock price is below the strike price.

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

On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“First SDNY Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934.

On July 30, 2021, a second and related verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“Second SDNY Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second SDNY Derivative Action was consolidated with the First SDNY Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

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

On August 17, 2022, the Court in the Plymouth Action set a briefing schedule for any motion to dismiss with the opening motion and supporting memorandum to be filed on or before October 17, 2022, any opposition to be filed on or before December 16, 2022, and any reply in support of the motion to be filed on or before January 16, 2023. The Company and other defendants in the Plymouth Action filed a joint motion to dismiss the Consolidated Amended Complaint on October 17, 2022.

On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against certain officers and directors of the Company, asserting claims for: (1) breach of fiduciary duty and (2) unjust enrichment (“First Delaware Derivative Action”).

On August 11, 2022, a second verified derivative complaint was filed against certain officers and directors of the Company Court of Chancery, asserting claims for: (1) breach of fiduciary duty; (2) aiding and abetting breaches of fiduciary duty; (3) waste of corporate assets; (4) unjust enrichment; (5) insider selling; and (6) aiding and abetting insider selling (“Second Delaware Derivative Action”).

On September 2, 2022, the Second Delaware Derivative Action was consolidated with the First Delaware Derivative Action, the Court of Chancery appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on the pending motion to dismiss the

Consolidated Amended Complaint in the Plymouth Action, (b) to the extent the Consolidated Amended Complaint in the Plymouth Action is further amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action, or (c) the public announcement of a settlement of the Plymouth Action.

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of September 30, 2022 or December 31, 2021.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, Array Tech, Inc. entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the fair value of the TRA was $7.1 million and $14.6 million, respectively.

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

The following table summarizes the liability related to the estimated TRA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$7,686	$12,016	$14,577	$19,691
Payments	—	—	(1,483)	(7,810)
Fair value adjustment	(573)	936	(5,981)	1,071
Ending balance	$7,113	$12,952	$7,113	$12,952

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds

As of September 30, 2022, the Company posted surety bonds in the total amount of approximately $175.2 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

17.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$413,279	$381,625	$411,863	$410,771

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

During the nine months ended September 30, 2022, the Company granted an aggregate of 1,433,829 restricted stock units (“RSUs”) to employees and board of director members and 466,916 performance stock units (“PSUs”) to certain executives. The fair value of the RSUs is determined using the market value of common stock on the grant date. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (TSR) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method with a volatility assumption of 66% - 79%, risk free interest rate of 0.28% - 2.79% based on the United States Treasury Constant Maturity rates and no dividends paid assumption.

Activity under the 2020 Plan was as follows:

RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	930,409	$21.66
Granted	1,433,829	$10.16
Vested	(278,792)	$18.68
Forfeited	(127,325)	$18.50
Unvested, September 30, 2022	1,958,121	$13.97

PSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	147,687	$27.75
Granted	466,916	$10.88
Vested	—	$—
Forfeited	(68,678)	$30.74
Unvested, September 30, 2022	545,925	$12.95

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

On March 23, 2021, in connection with the closing of the 2021 Follow-On Offering, all of the outstanding Class B Units of Former Parent were immediately vested per the terms of the equity awards, resulting in the Company accelerating the recognition of equity-based compensation of $8.9 million for the nine months ended September 30, 2021.

For the three months ended September 30, 2022 and 2021, the Company recognized $4.2 million and $2.2 million in equity-based compensation, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $11.7 million and $14.3 million in equity-based compensation, respectively. As of September 30, 2022, the Company had $23.0 million of unrecognized compensation costs related to RSUs and PSUs which is expected to be recognized over a period of 2 years. There were 76,936 and 196,003 forfeitures during the three and nine months ended September 30, 2022 and 18,772 and 79,277 forfeitures during the three and nine months ended September 30, 2021, respectively.

19.    Related Party Transactions

Accounts Payable-Related Party
The Company had $0.5 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively, of accounts payable-related party with the former shareholders of Array. The payables relate to a federal tax refund related to the pre-acquisition periods and restricted cash related to Former Parent’s acquisition of the Company which were due to the sellers of Array upon release of the restriction offset by a receivable related to a sales/use tax audit from the pre-acquisition period for which the seller provided the Company with indemnification.

Tax Receivable Agreement
See Note 16 – Commitments and Contingencies – Tax Receivable Agreement.

20    Segment Reporting

ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Historically, the Company managed its business on the basis of one operating and reportable segment. During the nine months ended September 30, 2022, the Company changed its reportable segments as a result of the STI Acquisition; the Company now operates as two segments; Array Legacy Operations and STI Operations.

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations
Revenue	$400,463	$114,561	$515,024	$188,686
Gross Profit	$63,921	$16,302	$80,223	$5,897

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations
Revenue	$998,292	$237,183	$1,235,475	$633,442
Gross Profit	$119,029	$27,727	$146,756	$72,570

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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
•we may be unable to remediate our material weaknesses in a timely manner or at all;
•our substantial indebtedness could adversely affect our financial condition; and
•the ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.

Overview
We are one of the world’s largest manufacturers of ground-mounting systems used in solar energy projects. Our principal products are a portfolio of integrated system comprised of steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers generate more energy and deliver a lower Levelized Cost of Energy than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the United States, and an increasing amount outside of the U.S., use trackers.

Our flagship trackers uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, our largest competitor’s design requires one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent on a linked-row, rotating gear drive system does not expire until February 5, 2030.

Array acquired STI Norland in January 2022 introducing a dual-row tracker design to the product portfolio. This tracker uses one motor to drive two connected rows, ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September of 2022, Array also introduced a third tracker product requiring significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends Array’s target applications and bankability to deliver the best utility-scale solar tracker solutions to the market. All of our products are protected by U.S. and international patents, including our core U.S. patent on a linked-row, rotating gear drive system which does not expire until February 5, 2030.

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the nine months ended September 30, 2022, we derived 79% and 21% of our revenues from customers in the United States and the rest of the world, respectively.

We are a U.S. company, and our headquarters and principal manufacturing facility are in Albuquerque, New Mexico. As of September 30, 2022, we had 1,118 full-time employees, up from 471 as of December 31, 2021, with the increase primarily due to the STI Acquisition (as defined below).

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

Inflation
The Company could see an impact from elevated inflation and other operating costs. Inflation in the United States peaked at a year-over-year rate of 9.1% in June, before moderating to a still-elevated 8.2% in September. In Europe, energy price pressures and inflation have remained on an upward path, with September U.K. inflation rebounding to 10.1% and Euro Area inflation at 9.9%, both on a year-over-year basis. Interest rates have increased quickly and substantially as central banks in developed countries raise interest rates in an effort to subdue inflation, while government deficits and debt remain at high levels in many global markets. The eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital during our forecast period.

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

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. To date, the Company has seen a number of projects in our order book delayed as a result of the USDOC investigation. however, the ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities remains uncertain.

Additionally, certain suppliers could be blocked from importing solar panels to the United States under the Uyghur Forced Labor Prevention Act (“UFLPA”). UFLPA seeks to block the import of products made with forced labor in certain areas of China. An inter-agency task force produced a report on June 21, 2022 which, among other things, includes a list of entities that are believed to be using or benefiting from forced labor. Some suppliers of solar modules have seen shipments detained by US Customs and Border Patrol pursuant to the UFLPA. These detainments have not directly impacted any of Array’s projects to date; however, we cannot be certain that future detainments will not directly impact projects that use our products and services. Array is monitoring whether UFLPA will affect supplies of solar modules for any of the projects to which we sell our products.

Impact of the Ongoing Conflict in Ukraine
The ongoing conflict in Ukraine has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know ultimate severity or duration of the conflict in Ukraine, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

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

Revenue
Our operating segments generate revenue from the sale of solar tracking systems, parts and services. Our customers include EPCs, utilities, large solar developers and independent power producers. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars.

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

Our revenue growth is dependent on continued growth in the amount of solar energy projects installed each year as well as our ability to increase our share of demand in each of the geographies where we compete, expanding our global footprint to new evolving markets, growing our production and supply chain capabilities to meet demand and continuing to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

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

Operating Expenses
Operating expenses consist of general and administrative costs, contingent consideration, as well as depreciation and amortization expense. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, payroll taxes and commissions. Our full-time employee headcount in our general and administrative departments has grown from approximately 210 as of December 31, 2021 to approximately 424, due in part to the STI Acquisition, as of September 30, 2022, and we expect to continue to hire new employees to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and continued technological advancement and anticipate that general and administrative and depreciation expenses will increase in absolute dollar amounts for the foreseeable future.

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

Contingent Consideration
Contingent consideration consists of the changes in fair value of the Taxes Receivable Agreement (“TRA”) entered into with Ron P. Corio, a former indirect stockholder, concurrent with the Acquisition of Array Technologies Patent Holdings Co., LLC by Former Parent.

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

Legal Settlement

Legal settlement income includes a legal settlement awarded and paid from Nextracker LLC, for $42.8 million for the Company asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract (the “Nextracker Litigation”).

Income Tax Expense
We are subject to United States federal and state income taxes as well as foreign income taxes.

Results of Operations

The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2022	2021	$	%	2022	2021	$	%
Revenue	$515,024	$188,686	$326,338	173%	$1,235,475	$633,442	$602,033	95%
Cost of revenue	434,801	182,789	252,012	138%	1,088,719	560,872	527,847	94%
Gross profit	80,223	5,897	74,326	1260%	146,756	72,570	74,186	102%

Operating expenses
General and administrative	38,911	18,493	20,418	110%	107,881	58,279	49,602	85%
Contingent consideration	(572)	936	(1,508)	(161)%	(5,981)	1,071	(7,052)	(658)%
Depreciation and amortization	23,364	5,984	17,380	290%	70,405	17,949	52,456	292%
Total operating expenses	61,703	25,413	36,290	143%	172,305	77,299	95,006	123%

Income (loss) from operations	18,520	(19,516)	38,036	(195)%	(25,549)	(4,729)	(20,820)	440%

Other income (expense)
Other expense, net	(399)	(297)	102	(34)%	(27)	(497)	(470)	(95)%
Legal settlement	42,750	—	42,750	100%	42,750	—	42,750	100%
Foreign currency gain (loss)	(159)	—	159	100%	1,968	—	1,968	100%
Interest expense	(8,746)	(13,109)	(4,363)	33%	(23,709)	(28,769)	(5,060)	(18)%
Total other income (expense)	33,446	(13,406)	(46,852)	349%	20,982	(29,266)	(50,248)	(172)%
Income (loss) before income tax (benefit) expense	51,966	(32,922)	84,888	(258)%	(4,567)	(33,995)	29,428	(87)%
Income tax (benefit) expense	11,144	(5,361)	16,505	(308)%	(18,109)	(5,493)	(12,616)	230%
Net income (loss)	$40,822	$(27,561)	$68,383	(248)%	$13,542	$(28,502)	$42,044	(148)%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
Revenue:	2022	2021	$	%	2022	2021	$	%
Array Legacy Operations	$400,463	$188,686	$211,777	112%	$998,292	$633,442	$364,850	58%
STI Operations	114,561	—	114,561	100%	237,183	—	237,183	100%
Total Revenue	$515,024	$188,686	$326,338	173%	$1,235,475	$633,442	$602,033	95%
Gross Profit:
Array Legacy Operations	$63,921	$5,897	$58,024	984%	$119,029	$72,570	$46,459	64%
STI Operations	16,302	—	16,302	100%	27,727	—	27,727	100%
Total Gross Profit	$80,223	$5,897	$74,326	1260%	$146,756	$72,570	$74,186	102%

Comparison of three months ended September 30, 2022 and 2021

Revenue
Our consolidated revenue increased by $326.3 million, or 173%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was partially driven by the STI Acquisition, which added $114.6 million of revenue when compared to the three months ended September 30, 2021. Excluding the impact of the STI Acquisition, revenue was up $211.8 million, or 112%, driven by both an increase in the total number of MWs shipped and an increase in ASP.

Revenue for Array Legacy Operations increased 112% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Total MWs shipped were up approximately 63% for the three months ended September 30, 2022, driven by increased customer demand for our product. ASP for the three months ended September 30, 2022 was up 29% compared to the three months ended September 30, 2021, which is reflective of higher pass-through pricing to our customers.

Revenue for STI Operations increased by $114.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the STI Acquisition occurring in January 2022 with no activity in the prior period.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $252.0 million, or 138%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the increase in the number of MWs delivered and the STI Acquisition. Gross profit as a percentage of revenue increased from 3% for the three months ended September 30, 2021 to 16% for the three months ended September 30, 2022. The increase in gross profit as a percentage of revenue reflects higher pass-through pricing of our material and logistics costs.

Gross profit as a percentage of revenue for the Array Legacy Operations increased to 16% for the three months ended September 30, 2022 from 3% for the three months ended September 30, 2021. The increase was due to a higher proportion of our projects with improved pass-through pricing of our material and logistics costs.

Gross profit as a percentage of revenue for the STI segment was 14% for the three months ended September 30, 2022.

Operating Expenses:
General and Administrative
Consolidated general and administrative expense increased by $20.4 million, or 110%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in expense was primarily due to increased consulting costs, professional fees, legal costs, as well as higher payroll and related costs due to our growing internal headcount and the STI Acquisition, which had $5.7 million in general and administrative expense.

Contingent Consideration
Consolidated contingent consideration expense decreased by $1.5 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was due to a decrease in the valuation of the associated liability.

Depreciation
Consolidated depreciation expense for the three months ended September 30, 2022 was similar to the three months ended September 30, 2021.

Amortization of Intangibles
Consolidated amortization of intangibles increased by $17.2 million, or 292%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to intangibles added as a result of the STI Acquisition.

Legal Settlement
Legal settlement income increased due to the Company being awarded and paid a settlement from Nextracker LLC, for $42.8 million for the Company asserting (among other claims) trade secret misappropriation, tortious interference with contract, fraud, and breach of contract (the “Nextracker Litigation”).
Interest Expense
Consolidated interest expense decreased by $4.4 million, or 33%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the write-off of fees associated with refinancing our debt that occurred in the three months ended September 30, 2021 for which we have no similar fees in the current period. As of September 30, 2022, we had $425 million outstanding on the Convertible Notes, $323.6 million outstanding under the Term Loan Facility and no balance outstanding under the Revolving Credit Facility. The Credit Facility has variable interest rates that are expected to fluctuate with the Federal Funds rate so interest expense could increase for the Term Loan Facility and the Revolving Credit Facility.

Income Tax Benefit
Consolidated income tax benefit increased by $16.5 million, or 308% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The tax expense in the three months ended September 30, 2022 includes tax expense of $8.7 million on the legal settlement income recorded discreetly in the current period. Our effective tax rate, excluding the legal settlement was 26.5% for the three months ended September 30, 2022 and 16.3% for the three months ended September 30, 2021. The tax benefit increase, excluding the legal settlement, is primarily related to non-taxable contingent income, and a favorable mix of income for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue
Consolidated revenue increased by $602.0 million, or 95%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by a revenue increase of $364.9 million, or 58%, resulting from both an increase in the total number of MWs shipped and an increase in ASP excluding the impact of the STI Acquisition. The remainder of the increase in revenue resulted from the STI Acquisition of $237.2 million.

Revenue for Array Legacy Operations increased 58% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Total MWs shipped were up approximately 31% for the nine months ended September 30, 2022, driven by increased customer demand for our product. ASP for the nine months ended September 30, 2022 was up 20% compared to the nine months ended September 30, 2021, which is reflective of higher pass-through pricing to our customers.

Revenue for STI Operations increased by $237.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the STI Acquisition occurring in January 2022 with no activity in the prior period.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $527.8 million, or 94%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the STI Acquisition and the higher cost of raw materials and logistics compared to the prior year period. Gross profit as a percentage of revenue increased from 11% for the nine months ended September 30, 2021 to 12% for the nine months ended September 30, 2022. The increase in gross profit as a percentage of revenue reflects better pass-through pricing to our customers to offset higher commodity prices and logistics costs.

Gross profit as a percentage of revenue increased for Array Legacy Operations to 12% for the nine months ended September 30, 2022 from 11% for the nine months ended September 30, 2021 due to improved pass through pricing of commodity costs.

Gross profit as a percentage of revenue was 11% for STI for the nine months ended September 30, 2022.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses increased by $49.6 million, or 85%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in expense was primarily due to the STI Acquisition, which resulted in an increase of $11.6 million. Additionally, increased consulting costs and other professional fees, as well as increased headcount, led to higher payroll and related costs.

Contingent Consideration
Consolidated contingent consideration expense decreased by $7.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was due to a decrease in the valuation of the associated liability.

Depreciation
Consolidated depreciation expense for the nine months ended September 30, 2022 was similar to the nine months ended September 30, 2021.

Amortization of Intangibles
Consolidated amortization of intangibles increased by $52.1 million, or 296%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to intangibles added as a result of the STI Acquisition.

Legal Settlement
Legal settlement income increased due to the Company being awarded and paid a settlement from Nextracker LLC, for $42.8 million for the Nextracker Litigation.
Other Expense, Net
Consolidated other income (expense) increased by $0.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the STI Acquisition.

Foreign Currency Gain
Consolidated foreign currency gain increased by $2.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the foreign currency translation gain resulting from the STI Acquisition.

Interest Expense
Consolidated interest expense decreased by $5.1 million, or 18%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the write-off of fees associated with refinancing our debt that occurred in the nine months ended September 30, 2021 for which we have no similar fees in the current period. In the nine months ended September 30, 2021, we paid off a portion of our Term Loan Facility and therefore expensed the associated fees that were capitalized. Our outstanding debt as of September 30, 2022 for which interest expense is associated includes $425.0 million outstanding on the Convertible Notes, $323.6 million outstanding under the Term Loan Facility and no balance outstanding under the Revolving Credit Facility. We expect interest expense to be higher for the remainder of 2022 compared to 2021 as a result of the debt outstanding under the Convertible Notes. In addition, the Credit Facility has variable interest rates expected to fluctuate with the Federal Funds rate so interest expense could increase for the Term Loan Facility and the Revolving Credit Facility.

Income Tax Benefit
Consolidated income tax benefit increased by $12.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The tax expense in the nine months ended September 30, 2022 includes tax expense of $8.7 million on the legal settlement income which was recorded discretely in the quarter. Our effective tax rate, excluding the legal settlement benefit was 56.7% for the nine months ended September 30, 2022 and 16.2% for the nine months ended September 30, 2021. The benefit increase excluding the legal settlement, is primarily related to non-taxable contingent consideration and the mix of earnings in foreign jurisdictions partially offset by an increase in non-deductible officer compensation for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Historical Cash Flow
The following table compares the historical cash flow (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$44,023	$(165,837)
Net cash used in investing activities	(380,506)	(14,227)
Net cash provided by financing activities	33,146	188,014
Effect of exchange rate changes on cash and cash equivalents	(1,555)	—
Net change in cash and cash equivalents	$(304,892)	$7,950

We have historically financed our operations primarily with the proceeds from capital contributions, operating cash flows and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. Due to current macroeconomic conditions, our industry has seen rapid changes in commodity prices, global tightening of supply chains, and strained logistics. These factors adversely impacted our business, causing us to experience decreased margins and thus decreased cash from operations. In addition, they led to an increase in our unbilled receivables and in some instances liquidated damages owed to our customers. Unbilled receivables, which represent temporary timing differences between shipments made and billing milestones achieved, were $137.0 million and $111.2 millions of the accounts receivable balances as of September 30, 2022 and December 31, 2021, respectively. These amounts have not been billed because we are waiting for agreed upon billing stipulations such as billing on a specified date of the month or upon completion of MW deliveries. The Company continues to improve its supply chain, logistics, and labor shortage issues to avoid causing any additional delays in delivering specific components to complete a MW delivery. Accordingly, we would expect the unbilled receivable balance as a percentage of revenue to improve once the billing criteria is satisfied and the customers are invoiced. The extent to which macroeconomic concerns, including the COVID-19 pandemic, rising interest rates, elevated inflation levels and the ongoing conflict in Ukraine, may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We have taken mitigating steps to overcome the economic challenges and, therefore, believe the impact to be temporary, as demonstrated by our sequential margin improvement over the last four quarters. Mitigation efforts to date have generally consisted of the introduction of new supply routes, the use of bulk shipping (to a limited degree), and—with respect to commodity price increases—changes in the Company’s contracting process that are designed to narrow the timeframe between when a price is agreed upon to when prices for the Company’s most volatile cost inputs are fixed. The Company has utilized these strategies in combination over the last twelve months and expects to continue to do so in response to the recent challenging environment. We continuously evaluate our ability to meet our obligations over the next 12 months and we have sufficient liquidity as well as financing options available to fund current and future commitments.

In January 2022, we issued 50,000 of Series A Redeemable Perpetual Preferred Stock (as defined below), and 1,125,000 shares of our common stock in an Additional Closing (as defined below) for an aggregate purchase price of $49.4 million.

As of September 30, 2022, our cash and cash equivalents were $62.8 million. Net working capital as of September 30, 2022 was $358.7 million.

As of September 30, 2022, we had outstanding borrowings of $323.6 million under the Term Loan Facility and a $200.0 million commitment under our Revolving Credit Facility, of which no balance is outstanding and $166.6 million was available to borrow to fund operations.

Operating Activities
For the nine months ended September 30, 2022, cash provided by operating activities was $44.0 million, primarily due to an increase in net income and the Company being awarded and paid a settlement from Nextracker LLC, for $42.8 million for the Nextracker Litigation. In addition, accounts payable and accruals increased cash by $42.2 million and $41.3 million, respectively, driven by higher expenses associated with higher sales, offset by a use from accounts receivable of $139.0 million driven primarily by higher sales.

For the nine months ended September 30, 2021, cash used in operating activities was $165.8 million, primarily due a decrease in deferred revenue of $68.5 million for which we made payments to our suppliers for products that we received the cash for in 2020, but that we did not ship until 2021, an increase in accounts receivable of $58.2 million, and an increase in inventories of $55.4 million.

Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $380.5 million, primarily due to cash used in the STI Acquisition.

For the nine months ended September 30, 2021, net cash used in investing activities was $14.2 million, primarily attributable to a $12.0 million investment in equity securities.

Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $33.1 million, of which and $48.4 million related to proceeds from the Additional Closing in January 2022 offset by a dividend payment of $18.4 million on the Series A preferred stock.

For the nine months ended September 30, 2021, net cash used by financing activities was $188.0 million, of which $345.6 million was proceeds from the Series A that closed on August 11, 2021, $102.0 million was from proceeds under the Revolving Credit Facility, offset by a $132.2 million payment on the Term Loan Facility, a $102.0 million payment of the Revolving Credit Facility, $11.1 million in equity issuance costs associated with the Series A and $6.6 million in fees paid on the Senior Secured Credit Facility and to increase the limit on the Revolving Credit Facility by $50.0 million.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, the Company issued and sold to the Purchaser 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Perpetual Preferred Stock”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Company has issued and sold to the Purchaser 776,235 shares of common stock for an aggregate purchase price of $776. For more information related to the Series A Redeemable Perpetual Preferred Stock, see Note 13 – Redeemable Perpetual Preferred Stock, to the accompanying condensed consolidated financial statements.

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

Direct costs associated with the issuance of the securities were $11.1 million, which along with the $4.4 million discount, have been accounted for as a reduction in the proceeds of the securities. These net proceeds of $334.6 million have been allocated on the balance sheet to the preferred shares of $229.8 million, common stock of $105.4 million and additional paid-in capital of $12.4 million for the committed financing put right. The Company has presented the preferred shares in temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $5.9 million and $17.2 million for the three and nine months ended September 30, 2022.

The Company accreted the dividends at an accrual rate of 6.25% to the Liquidation Preference of the Series A Redeemable Perpetual Preferred Stock, or $6.1 million and $18.7 million in dividends, for the three and nine months ended September 30, 2022, respectively.

Debt Obligations
For a discussion of our debt obligations see Note 10 – Senior Secured Credit Facility and Note 11 – Convertible Debt in our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
As of September 30, 2022, we posted surety bonds in the total amount of approximately $175.2 million. We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates
As of September 30, 2022, there were the following changes in the application of our critical accounting policies or estimation procedures from those presented in our 2021 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Customer Financing Exposure
We are also indirectly exposed to interest rate risk because many of our customers depend on debt financings to purchase our product. An increase in interest rates could make it challenging for our customers to obtain the capital necessary to make such purchases on favorable terms, or at all. Such factors could reduce demand or lower the price we can charge for our product, thereby reducing our net sales and gross profit.

Commodity and Component Risk
We are exposed to price risks for the raw materials, components, logistics services, and energy costs used in the manufacturing and transportation of our product. Additionally, some of our raw materials and components are sourced from a limited number of suppliers or a single supplier. We evaluate our suppliers using a robust qualification process. In some cases, we also enter into long-term supply contracts for raw materials and components. Accordingly, we are exposed to price changes in the raw materials and components used in our our product. In addition, the failure of a key supplier could disrupt our supply chain, which could result in higher prices and/or a disruption in our manufacturing process. We may be unable to pass along changes in the costs of the raw materials and components for our product, or the costs associated with logistics services for the distribution of our product, to our customers and may be in default of our delivery obligations if we experience a manufacturing disruption.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses identified during the three months ended June 30, 2022, in addition to those previously identified and disclosed in our 2021 Annual Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting continue to exist at September 30, 2022. Specifically:

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
•Revenue Recognition – (i) We did not design, implement and maintain effective controls over revenue recognized for certain contracts relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Specifically, we did not maintain effective controls relating to the (1) identification and recognition of performance obligations for customer contracts and (2) evaluation of customer contracts for potential combination.

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
•Consolidation - We did not design, implement and maintain effective controls over the consolidation of our foreign subsidiaries which resulted in a classification error of certain personnel costs in the consolidated Company financial statements.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plan for Existing Material Weaknesses
We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. Our planned remediation efforts include the following:

Control Environment and Monitoring – Consistent with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control — Integrated Framework (COSO 2013 Framework), Principle 4, attracting, developing, and retaining competent personnel, we hired a Chief Accounting Officer (“CAO”) who is providing an additional level of technical accounting expertise, oversight, and monitoring of the design and performance of both existing and newly implemented controls as noted below. Subsequent to the addition of the new CAO, we have hired and will continue to hire additional resources throughout the remainder of 2022 in accounting and IT to supplement our existing capabilities and capacity, and we will concentrate on retaining key accounting, IT, and operational personnel. These actions will further serve to remediate the material weakness under the COSO 2013 Framework, Principle 16, by enhancing the efforts towards separate evaluations regarding the presence and functionality of the components of internal control, specifically in the areas of inventory, revenue recognition, accounts receivable, sales order entry, and the consolidation process as noted below.

Control Activities:
•Inventory – We are enhancing the design of existing controls and are implementing new controls over the accounting, processing, and recording of inventory. Specifically, we have strengthened the design of the management review control over inventory-in-transit. Additionally, we have implemented processes to ensure timely identification and evaluation of inventory cut-off and are requiring additional accountability from counterparties on the accuracy of incoming and outgoing shipment documentation. We have deployed information system enhancements and improved the use of current system capabilities in order to improve the accuracy of inventory cut-off, reporting, and reconciliation.
•Revenue Recognition – We have enhanced the design of existing controls and have implemented new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We have also designed and implemented more precise reviews and documentation regarding evaluation of contract terms and whether contracts should be combined. These reviews include increased contract analysis from our legal team as well as ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.
•Accounts Receivable – We have enhanced the design of existing controls and implemented new controls over the processing and review of accounts receivable billings. We are supplementing our accounting staff with more experienced personnel. In addition, we will continue to evaluate information system capabilities in order to reduce the manual calculations within this business process.
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

While these actions taken and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
We acquired STI on January 11, 2022. As a result, we are reviewing the impact of the acquisition to our overall control environment and are making appropriate changes as deemed necessary to our control structure. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures for fiscal year end 2022 will not include the internal control over the financial reporting of STI, in accordance with the SEC’s staff guidance that permits exclusion of acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of STI’s global operation, management’s evaluation of internal control over financial reporting for the fiscal year ended December 31, 2022 will exclude the internal control activities of STI. STI represented 15% of total consolidated assets of the Company at September 30, 2022, excluding goodwill and intangible assets which are included within the scope of management’s assessment, and approximately 24% and 20% of total consolidated revenues of the Company for the three and nine months ended September 30, 2022, respectively. Except for the changes in internal control related to the acquisition of STI, there have been no changes to our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“First SDNY Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934.

On July 30, 2021, a second and related verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“Second SDNY Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second SDNY Derivative Action was consolidated with the First SDNY Derivative Action, the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

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

On August 17, 2022, the Court in the Plymouth Action set a briefing schedule for any motion to dismiss with the opening motion and supporting memorandum to be filed on or before October 17, 2022, any opposition to be filed on or before December 16, 2022, and any reply in support of the motion to be filed on or before January 16, 2023. The Company and the other defendants in the Plymouth Action filed a join motion to dismiss the Consolidated Amended Complaint on October 17, 2022.

On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against certain officers and directors of the Company asserting claims for: (1) breach of fiduciary duty and (2) unjust enrichment (“First Delaware Derivative Action”).

On August 11, 2022, a second verified derivative complaint was filed against certain officers and directors of the Company in the Court of Chancery asserting claims for: (1) breach of fiduciary duty; (2) aiding and abetting breaches of fiduciary duty; (3) waste of corporate assets; (4) unjust enrichment; (5) insider selling; and (6) aiding and abetting insider selling (“Second Delaware Derivative Action”).

On September 2, 2022, the Second Delaware Derivative Action was consolidated with the First Delaware Derivative Action, the Court of Chancery appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on the pending motion to dismiss the Consolidated Amended Complaint in the Plymouth Action, (b) to the extent the Consolidated Amended Complaint in the Plymouth Action is further amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action, or (c) the public announcement of a settlement of the Plymouth Action.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.3	Registration Rights Agreement, dated January 11, 2022, by and among Array Technologies, Inc. and the holders identified therein	8-K	01/11/2022	10.1
10.17	Separation Agreement, dated as of March 31, 2022, by and between Array Technologies, Inc. and Jim Fusaro	8-K	04/05/2022	10.3
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Number	Exhibit Description	Form	Date	No.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

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