Form 10-K
period 2022-12-31
Array Technologies, Inc.
filed 2023-03-22
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                 ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on June 30, 2022 was approximately $1,552,485,022.

Number of Shares of Common Stock outstanding as of March 20, 2023, — 150,768,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

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
•we have and may continue to face challenges in our ability to consolidate the financial reporting of our acquired foreign subsidiaries;
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
•competitive pressures within our industry may harm our business, revenues, growth rates and market share;
•we face competition from conventional and renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions, which could materially and adversely affect the demand for and the average selling price of our products and services;

•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact revenue, results of operations and cash flow;
•a failure to retain key personnel or a failure to attract additional qualified personnel may affect our ability to achieve our anticipated level of growth and adversely affect our business;
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
•we may experience delays, disruptions or quality control problems in our product development operations;
•our business is subject to the risks of severe weather events, natural disasters and other catastrophic events;
•our continued expansion into new markets could subject us to additional business, financial, regulatory and competitive risks;
•developments in alternative technologies may have a material adverse effect on demand for our offerings;
•a further increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for customers to finance the cost of a solar energy system and could reduce the demand for our products;
•changes to tax laws and regulations, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act;
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
•changes in the global trade environment, including the imposition of import tariffs or other import restrictions, could adversely affect the amount or timing of our revenues, results of operations or cash flows;
•economic, political and market conditions, including the Russian-Ukraine conflict, uncertain credit and global financial markets resulting from increasing inflation and interest rates along with recent bank failures, and the COVID-19 pandemic, have had and could continue to have an adverse effect on our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price;
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

•we rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain;
•the determination to restate prior period financial statements could negatively affect investor confidence and raise reputational issues;
•we may be unable to remediate our material weaknesses in a timely manner or at all;
•our substantial indebtedness could adversely affect our financial condition;
•we face risks related to the COVID-19 pandemic, which could have a material and adverse effect on our business, results of operations and financial condition; and
•cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information could harm our business.

EXPLANATORY NOTE
In connection with our year-end financial statement close and preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, misstatements were identified in certain of our previous interim financial statements. The determination was made upon the recommendation of the audit committee (the “Audit Committee”) of our Board of Directors after consultation with our independent auditors and management team.

Array Technologies, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the year ended December 31, 2022, and to restate the Company’s interim financial statements (collectively, the “Prior Period Financial Statements”) as of March 31, 2022, June 30, 2022, September 30, 2022, and for the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022 (collectively, the “Non-Reliance Periods”).

Background of Restatement
On March 1, 2023, the management and the Audit Committee of the Company, in consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s Prior Period Financial Statements for the Non-Reliance Periods, should no longer be relied upon. As disclosed in the Company’s current report on Form 8-K filed with the SEC on January 12, 2022, the Company completed the acquisition (the “STI Acquisition”) of Soluciones Técnicas Integrales Norland, S.L.U. (“STI Spain”), a Spanish private limited liability company, and its subsidiaries (together with STI Spain, “STI”) on January 11, 2022. During the preparation of Company’s consolidated financial statements for the year ended December 31, 2022, the Company noted that intangible assets acquired and goodwill recognized in connection with the STI Acquisition were not initially recorded at appropriate amounts and were not allocated to the appropriate entities or maintained in the appropriate functional currency. In addition, an asset capitalized in connection with the STI Acquisition was identified that should have been expensed as incurred. Management and the Audit Committee have determined that these errors in the unaudited condensed consolidated financial statements for the Non-Reliance Periods noted above required a restatement of the Prior Period Financial Statements (the “Restatement”).

Previously filed quarterly reports on Form 10-Q for the Prior Period Financial Statements have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Note 21, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for the impact of these adjustments on each of the first three quarters of fiscal 2022.

v

Internal Control Considerations
In connection with the restatement, management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. Based on this assessment, management identified material weaknesses in our internal control over financial reporting as of December 31, 2022. As a result, the Company’s disclosure controls and procedures were not effective as of December 31, 2022. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

PART I

Item 1. Business

Overview
We are one of the world’s largest manufacturers of ground-mounting tracking systems used in solar energy projects at utility scale. Our principal products are a portfolio of integrated solar tracking systems comprised of software and hardware, including steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers generate more energy and deliver a lower Levelized Cost of Energy (“LCOE”) than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S., and an increasing amount outside of the U.S., use tracker technology.

Our flagship tracker, Duratrack, uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, our largest competitor’s design requires one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Additionally, Duratrack uses a passive stow architecture that allows a fully automatic stow angle to protect modules during a weather event, all without the use of sensors. Our core U.S. patent on a linked-row, rotating gear drive system does not expire until February 5, 2030.

As further described below, we acquired STI in January 2022 and introduced a dual-row tracker design to our product portfolio. This tracker uses one motor to drive two connected rows, ideally suited for sites with irregular and highly angled boundaries and regions with low wind and/or snow load requirements as well as fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September 2022, we introduced a third tracker product which requires significantly less grading and civil works permitting prior to installation and accommodates uneven terrain. This suite of products extends our target applications and bankability to deliver the best utility-scale solar tracker solutions to the market. All of our products are protected by U.S. and international patents.

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects. In addition, we sell our products to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts.

Acquisition of STI Norland
On January 11, 2022, the Company completed its acquisition of STI for purchase consideration of $410.5 million in cash and 13,894,800 shares of the Company’s common stock. The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the equity interests in STI.

STI was founded in 1996 and is headquartered in Pamplona, Spain. With manufacturing facilities in both Spain and Brazil, STI generates revenue through the design, manufacture and sale of its utility-scale solar tracker systems to customers in global markets that include Spain, Brazil, U.S. and South Africa. The integration of STI provides us the opportunity to accelerate our international expansion and better address rising global demand for utility-scale solar projects, particularly in developing countries in South America and Africa.

Sales
Our Customers
We sell our products to EPCs that build solar energy projects. In addition, we sell our products to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. Although sales to a single customer may occasionally be greater than 10%, they generally represent multiple projects for many different end customers who often directly influence or make the decision to use our solar tracking systems. In 2022, our sales to EPC’s represented approximately 65% of our revenue.

Our Products and Services
Our Tracker Systems
Large-scale solar energy projects are typically laid out in successive “rows” that form an “array.” An array can have dozens of rows with more than 100 solar panels in each row. With a single-axis tracker system, motors and gears cause each row of solar panels to rotate along their north-south axis to continually align the row with the sun throughout the day. Different tracker manufacturers use different approaches to rotate the panels in a row. We have three tracker systems that, depending on the project site characteristics, offer customers a differentiated set of benefits.

DuraTrack® HZ v3
Our flagship product is the DuraTrack® HZ v3 tracker system, which we launched in May 2015. DuraTrack HZ v3 is our third-generation single axis tracker and incorporates unique features such as a patented single-bolt per module mounting system that reduces installation time, a passive wind load mitigation system and a low number of motors and controls per MW.

Array STI H250
The Array STI H250 is designed to deliver a favorable LCOE with a robust, dual-row tracker system. The design enables one motor to move up to 120 photovoltaic modules making this an efficient utility-scale solar tracking system ideally suited for sites with irregular boundaries, highly angled blocks, or fragmented project areas.

Array OmniTrack
The Array OmniTrack delivers all the benefits of our flagship product DuraTrack — high reliability, durability and performance — with the added benefits of enhanced North/South terrain flexibility and minimized grading. OmniTrack’s flexible design allows for installation on unlevel site terrain, accommodating a greater slope. Requiring significantly less grading and civil works permitting, OmniTrack reduces project costs and time to construct.

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

Sales and Marketing Strategy
Our sales and marketing strategy is to educate all influencers and stakeholders involved in building, owning and maintaining a solar energy project on the merits of our products generally and their low lifetime cost of ownership specifically. With the objective of making our products the preferred tracker systems globally, we educate customers and influencers through a combination of direct sales efforts; commissioning independent, third-party studies; hosting training seminars; and sponsoring industry conferences and events.

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

We offer a wide variety of training and support designed to ensure an efficient build process of our tracker system, including hands on and video supported instruction and documentation. We support all of our customers with design consulting throughout the sales process. Our technical support organization includes applications, geotechnical and civil engineering expertise in each region where we operate. To support projects around the globe, we have resources available to work on solutions 24/7. We manage open issues via our customer relationship management system in order to monitor service, track closure of all customer issues and further improve our customer service in every region in which we sell our products.

Customer service and satisfaction are a key focus for us and contribute to our success. We have field service engineers located in the geographies where we are active, and support our customers with commissioning of large projects, introduction of new technologies and features and on-the-job training of new installers.

Competition
Trackers are highly specialized products that are specific to the solar industry. The unique expertise required to design trackers and customers’ reluctance to try unproven products has confined the number of firms that produce trackers to a relatively small number. Our principal tracker competitors include Nextracker Inc., PV

Hardware, GameChange Solar and Artech Solar. We also compete indirectly with manufacturers of fixed tilt mounting systems, including UNIRAC, Inc., and RBI Solar Inc., a subsidiary of Gibraltar Industries, Inc. We compete on the basis of product performance and features, total cost of ownership (usually measured by LCOE), reliability and duration of product warranty, sales and distribution capabilities, and training and customer support.

Resources
Manufacturing
In the U.S., we operate an approximately 57,900 square foot manufacturing facility in Albuquerque, New Mexico. Our manufacturing process is designed to meet four objectives: limit capital intensive and low value-added activities that can be outsourced to other companies; minimize labor content where possible; minimize the amount of assembly our customers will be required to do at the site; and minimize material movement both from vendors to us and inside our factory. With the acquisition of STI, we gained approximately 122,000 and 632,000 square feet of manufacturing and warehouse facilities in Spain and Brazil, respectively, where we manufacture and assemble component parts for local and international markets.

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

While we maintain certain levels of supplies and inventories, we have the capability to insource some of the products manufactured by outside vendors to our principal manufacturing facility and have identified alternative vendors for contingency purposes, where we depend upon a small number of vendors to manufacture certain components used in our tracking systems. We have implemented a policy that no component be single-sourced and that second-source suppliers be located domestically where possible.

We believe our Array Legacy Operation’s status as a U.S.-based company with products manufactured in the U.S. reduces the potential impact of U.S. government tariffs placed on, or other U.S. government regulatory actions taken against, products manufactured in foreign countries and imported into the U.S.

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

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of February 24, 2023, we had 27 issued U.S. patents, 197 issued non-U.S. patents and 130 U.S. and non-U.S. patent applications pending. Similarly, we have 48 registered U.S. and foreign trademarks and 96 U.S. and foreign pending trademark applications. Our U.S. issued patents are scheduled to expire between 2030 and 2037.

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

Our policy is for our R&D employees to enter into confidentiality and proprietary information agreements with us to address intellectual property protection issues and require our employees to assign to us all the inventions, designs and technologies they develop during the course of employment with us. However, we might not have entered into such agreements with all applicable personnel, and such agreements might not be self-executing. Moreover, such individuals could breach the terms of such agreements.

We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Government Contracts
None.

Seasonality
Our revenue has been impacted by seasonality related to federal investment tax credit (“ITC”) step-downs for solar energy projects and seasonal construction activity.

ITC Step-Downs
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe step-downs in the ITC have influenced the timing and quantity of some customers’ orders. During the fourth quarter of 2019, we received approximately $400 million of orders that were structured to maintain our customers’ eligibility for the 30% ITC available for projects for which construction began before 2020. We shipped and recorded the associated revenues on approximately $100 million and $300 million of those orders in the fourth quarter of 2019 and first half of 2020, respectively. During the fourth quarter of 2020, we received approximately $80 million of orders that were structured to maintain our customers’ eligibility for the 26% ITC that is available for projects for which construction began before 2021. We shipped and recorded the associated revenues on approximately $40 million and $40 million of those orders during the fourth quarter of 2020 and the first half of 2021, respectively.

With the passage of the Inflation Reduction Act (“IRA”) in August 2022, the ITC was raised to 30% with no step downs until 2032. Accordingly, we do not anticipate the ITC rate to impact our seasonality during that timeframe.

Construction Activity
Project construction activity in North America and Europe tends to be lower in colder months. The installation of a solar tracker requires setting foundations in the ground which is more costly when the ground is frozen. Accordingly, we typically expect to see higher revenues in the second and third quarters when the weather is warmer in the northern hemisphere and lower in the first and fourth quarters when the weather is colder absent other factors. While we expect this seasonality will continue to impact us in the near term as a large portion of our business is in North America and Europe, we expect to see less pronounced seasonal variations as we grow our business in Brazil and further expand into new markets in the southern hemisphere.

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

The recently-enacted IRA in the U.S. makes significant changes to the tax credit regime that applies to solar facilities. As a result of changes made by the IRA, U.S. taxpayers generally will be entitled to a 30% ITC for projects placed in service after 2021, increased to 40% if certain “domestic content” requirements are satisfied, subject, in each case, to an 80% reduction if certain wage and apprenticeship requirements are not satisfied or deemed satisfied in accordance with the requirements of the IRA (either because the project has a net output of less than 1 megawatt or because construction begins before January 29, 2023, the date that is 60 days after the IRS released guidance relating to the prevailing wage and apprenticeship requirements). In order to meet the domestic content requirements a qualified facility must show that the project incorporates domestically sourced iron, steel, and manufactured products. In addition, certain other incremental credits are potentially available for facilities located in “energy communities” or “low-income communities” or that are part of “low-income benefit projects” or “low-income residential building projects.”

As a result of changes made by the IRA, U.S. taxpayers will generally also be allowed to elect to receive a production tax credit (“PTC”) in lieu of the ITC for qualified solar facilities if the construction begins before January 1, 2025 and that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount (currently 2.6 cents per kilowatt hour, assuming the prevailing wage requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied. Certain additional incremental PTCs are also available similar to the incremental ITCs described above.

In the case of projects placed in service after 2024, each of the ITC and PTC will be replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard (which solar does) in order to qualify for the credits. This new credit regime will continue to apply to projects that begin construction prior to the end of 2033 (and possibly later), at which point the credits will become subject to a phase-out schedule.

Human Capital
We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2022, we had 1,082 full-time employees, of which approximately 51% are located in the U.S., with the balance located in Europe, South America, Latin America, Africa, Australia, and Asia. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

We have a team-oriented culture, which we believe helps us to succeed and drive operational excellence. As a rapidly growing business, we rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and expansion. We aim to be inclusive in our hiring practices focusing on the best talent for the role, welcoming all genders, nationalities, ethnicities, abilities and other dimensions of diversity. We drive high levels of performance and improvement by prioritizing training and development to ensure our team members are equipped with the knowledge, skills, and tools to succeed. We motivate and develop our employees by providing them with opportunities for advancement, and we invest in both on-the-job training and online training and development tools because we believe our people are the ultimate drivers of our success. These initiatives include multiple compliance trainings as well as various leadership development courses. In addition, we support external development and verification programs as well as offer education reimbursement.

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

Our employees’ health and safety is important to us. During the COVID-19 pandemic, we implemented procedures to reduce the risk of spreading the virus. In addition, we believe that all accidents and injuries at work are preventable and we aim to ensure a zero-injury culture across our offices and operations. We comply with applicable occupational health and safety regulations and are certified to Occupational Health and Safety Quality Management Standard ISO 9001. Our injury rates are low.

Available Information
Our website address is https://arraytechinc.com, and our investor relations website is located at https://ir.arraytechinc.com. Information on our website is not incorporated by reference herein. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to the STI Acquisition
We have had challenges integrating the business of STI and may be unable to successfully integrate the business of STI into our business or achieve the anticipated benefits of the STI Acquisition.
On January 11, 2022, we completed the acquisition of the STI Acquisition. Our ability to achieve the anticipated benefits of the STI Acquisition will depend in part upon whether we can integrate STI’s business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. Completion of the successful integration of STI’s business requires an assessment of several factors, including:
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
•our ability to consolidate the financial reporting of our acquired foreign subsidiaries;
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
We have incurred and expect to continue to incur significant transaction costs in connection with the STI Acquisition.
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
As a result of the STI Acquisition, we have been and will in the future continue to be exposed to risks from currency exchange rate fluctuations between the U.S. dollar and foreign currencies that could adversely affect our financial results and comparability of our results between financial periods.
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
•the cost and availability of raw materials and components necessary to produce solar energy, including steel and polysilicon; and
•regional, national or global macroeconomic trends, which could affect the demand for new energy resources.
If demand for solar energy fails to continue to grow, demand for our products will plateau or decrease, which would have an adverse impact on our ability to increase our revenue and grow our business. If we are not able to mitigate these risks and overcome these difficulties successfully, our business and prospects will be materially and adversely affected.
Competitive pressures within our industry may harm our business, result of operations, financial condition and prospects.
We face intense competition from solar tracker companies in nearly all of the markets in which we compete. The solar tracker industry is currently fragmented. This may result in price competition being greater than expected, which would affect our margins.
Some of our competitors are developing or are currently manufacturing products based on different solar power technologies that may ultimately have costs similar to or lower than our projected costs. In addition, some of our competitors have longer operating histories, lower costs of goods sold, lower operating costs, greater name and brand recognition in specific markets in which we compete or intend to sell our products, greater market shares, access to larger customer bases, greater resources and significantly greater economies of scale than we do. Additionally, new competitors may decide to enter our market as a result of, among other factors, lower barriers to entry and lower R&D costs in comparison with the average costs in R&D in other energy industries. We may also face adverse effects from increased competition in the solar EPC market by EPCs subjecting their subcontractors, such as us, to flow-down contractual clauses which provide that a subcontractor’s obligations to an EPC are identical to the obligations the EPC has to the EPC’s end customer. This may result in higher contractual risk to us, such as “pay if paid” clauses that require EPCs to pay us only when the EPC’s end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others. As the solar energy market continues to grow, EPCs are also expected to increasingly seek second sources for their suppliers. Any of these factors may materially and adversely affect our business, result of operations, financial condition and prospects.
We face competition from conventional and renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions, which could materially and adversely affect the demand for and the average selling price of our products and services.

We face significant competition from providers of conventional and renewable energy alternatives such as coal, nuclear, natural gas and wind to the extent they are able to offer energy solutions that are less expensive than solar energy and our products. We compete with conventional energy sources primarily based on price, predictability of price and energy availability and the ease with which customers can use electricity generated by solar energy projects. If solar energy systems cannot offer a compelling value to customers based on these factors, then our business growth may be impaired.
Conventional energy sources generally have substantially greater financial, technical, operational and other resources than solar energy sources, and as a result may be able to devote more resources to the research, development, promotion and product sales or respond more quickly to evolving industry standards and changes in market conditions than solar energy systems. Conventional and other renewable energy sources may be better suited than solar for certain locations or customer requirements and may also offer other value-added products or services that could help them compete with solar energy sources, even if the cost of electricity they offer is higher than solar energy sources. In addition, the source of a majority of conventional energy electricity is non-renewable, which may in certain markets allow them to sell electricity more cheaply than electricity generated by solar generation facilities. Non-renewable generation is typically available for dispatch at any time, as it is not dependent on the availability of intermittent resources such as sunlight.
The cost-effectiveness, performance and reliability of solar energy products and services, as compared to conventional and renewable energy sources, could materially and adversely affect the demand for and the average selling price of our products and services.
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
Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions, and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.
If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another for any reason may cause our results of operations for a particular period to fall below expectations.
We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end-users’ ability to install solar energy systems is affected by weather, as for example during the winter months in Europe and the northeastern U.S. Such installation delays can impact the timing of orders for our products. Inclement weather may also affect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects. Further, given that we operate in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past quarterly results of operations may not be good indicators of future performance. Any substantial decrease in revenues would have an adverse effect on our financial condition, results of operations, cash flows and stock price for any given period.
A further increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products.
Many end-users depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, a further increase in interest rates, or a reduction in the supply of project debt or tax equity financing, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. A further increase in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects, and, in each case, could cause these end-users to seek alternative investments.
Developments in alternative technologies may have a material adverse effect on demand for our offerings.
Significant developments in alternative technologies, such as advances in other forms of solar tracking systems may have a material adverse effect on our business and prospects. Additionally, the success of our business depends on the compatibility of our solar trackers and software with the broader solar panel market, and any developments, advancements or changes in current or future solar panel design may cause our products to be obsolete if we do not keep pace with such changes. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.
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
A significant recent development in renewable-energy pricing policies in the U.S. occurred when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”) on July 16, 2020, which FERC upheld on rehearing on November 19, 2020. Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts, (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for utilities to purchase its output, (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA qualifying facility, and (4) that reduce barriers for third parties to challenge PURPA eligibility. These new regulations took effect on February 16, 2021, but the net effect of these changes is uncertain, as they have only been effective for a short time, and some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, however, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.
FERC is also taking steps to encourage the integration of new forms of generation into the electric grid and remove barriers to grid access, which could have positive impacts on the solar energy industry. Specifically, in June 2022, FERC initiated a Notice of Proposed Rulemaking on Improvements to Generator Interconnection Procedures and Agreements, which would require every public utility transmission provider to revise their standard small generator interconnection procedures and agreements contained in their open access transmission tariffs. The outcome of these proposals and their timing for implementation remain uncertain.
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

We purchase our components through arrangements with various suppliers located across the globe. We depend on our suppliers to source materials and manufacture critical components for our products. Our reliance on these suppliers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules and costs which could disrupt our ability to procure these components in a timely and cost-efficient manner. The suppliers rely on other suppliers to provide them with raw materials and sub-components that are critical to manufacturing the components of our tracker products. Any shortages of components and materials would affect our ability to timely deliver our products to our customers consistent with our contractual obligations, which may result in liquidated damages or contractual disputes with our customers, harm our reputation and lead to a decrease in demand for our products.
Our ability to deliver our products in a cost-efficient manner have in recent years and could continue to be adversely impacted by other factors not within our control, including, but not limited to, shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, sanctions and labor availability and cost.
Further, our products are manufactured from steel and, as a result, our business is significantly affected by the price of steel. When steel prices are higher, the prices that we charge customers for our products may increase, which may decrease demand for our products. If we do not increase our prices due to an increase in the price of steel, we will experience lower profitability on our products. Conversely, if steel prices decline, customers may demand lower prices and our and our competitors’ responses to those demands could result in lower sale prices, lower volume, and consequently, negatively affect our profitability. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, global capacity, import levels, fluctuations in the costs of raw materials necessary to produce steel, sales levels, competition, consolidation of steel producers, labor costs, import duties and tariffs and foreign currency exchange rates. This volatility can significantly affect the availability and cost of steel which may impact our profitability and results of operations.
In addition, as noted above, the recently-enacted IRA provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us will remain unclear pending the release of implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements and our competitors are able to do so, we might experience a decline in sales for U.S. projects. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the U.S. may be adversely affected by the applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits.
Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges or quotas on imports and exports, or other trade law provisions or regulations, such as anti-dumping and countervailing duties, and our ability to pass along such charges to our customers;
•continued or renewed instability in the global supply of semiconductors, which has and could continue to impact the timely receipt of our self-powered controller;
•foreign currency fluctuations;
•inflationary pressure and its impact on labor, commodities and fuel prices;
•natural disasters, severe weather, political instability, war, such as the Russia-Ukraine conflict, terrorist attacks, social unrest and economic instability in the regions in which our suppliers are located, or through which our components and materials travel;

•public health issues and epidemic diseases, such as the COVID-19 pandemic, and their effects (including measures taken by governmental authorities in response to their effects);
•theft or other loss;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, strikes, work stoppages or boycotts.
Any significant disruption to our ability to procure our products, and our suppliers’ ability to procure materials to manufacture our products and components for our products could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition, results of operations and profitability. Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high quality levels or renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing by our suppliers would require us to reduce our supply of products to our customers or increase our shipping costs to make up for such delays, which in turn could reduce our revenues and margins, harm our relationships with our customers, damage our reputation with other stakeholders involved with solar projects and cause us to forego potential revenue opportunities.
Economic, political and market conditions, including the Russia-Ukraine conflict, uncertain credit and global financial markets resulting from increasing inflation and interest rates along with the recent bank failures, and the COVID-19 pandemic, have had and could continue to have an adverse effect on our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.
Macroeconomic developments such as the global or regional economic effects resulting from the current Russia-Ukraine conflict, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, increasing inflation rates and the responses by central banking authorities to control such inflation, the COVID-19 pandemic, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business or obtain our components. For example, the recent and continuing conflict arising from the invasion of Ukraine by Russia has reduced the availability of material that can be sourced in Europe and, as a result increased logistics costs for the procurement of certain inputs and materials used in our products. The conflict could also adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the U.S. and the international community in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability in this region to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us which would have a negative effect on our business, operating results and financial condition.
Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

Escalating trade tensions, particularly between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. Additionally, in January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. On February 4, 2022, President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the U.S. Trade Representative to conclude agreements with Canada and Mexico on trade in solar products. On July 7, 2022, the U.S. and Canada entered into a non-binding memorandum of understanding in which the U.S. agreed to suspend application of the safeguard tariff to Canadian crystalline silicon photovoltaic cells imported as of February 1, 2022. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the U.S. adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.
On January 15, 2020, the U.S. and China entered into an initial trade deal that preserves the bulk of the tariffs placed in 2018 and maintains a threat of additional tariffs should China breach the terms of the deal. The Biden administration is expected to continue to modify its trade policies affecting materials and components for our products such as steel or for products used in solar energy projects more broadly, such as solar modules and solar cells. Consequently, trade policies implemented by the Biden administration could have an adverse effect on our business, financial condition and results of operations. In addition, the U.S. currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (the “USDOC”), and an increase in duty rates could have an adverse impact on our operating results. On April 1, 2022, the USDOC initiated anti-circumvention inquiries of the U.S. antidumping and countervailing duty orders on PV solar cells and modules from China (“Solar 1 Orders”) covering merchandise from Vietnam, Malaysia, Thailand, and Cambodia pursuant to Section 781 of the Tariff Act of 1930. The USDOC issued preliminary determinations in these inquiries on December 1, 2022, affirmatively finding that certain photovoltaic solar cells and modules produced in Vietnam, Malaysia, Thailand, and Cambodia using parts and components from China from certain producers/exporters are circumventing the Solar 1 Orders and therefore should be subject to the antidumping and countervailing duty liabilities arising from those orders. The USDOC is expected to issue final determinations in May 2023.
As a result of the USDOC’s investigation, the Company saw a number of projects in its order book initially delayed; however, on June 6, 2022, President Biden issued an emergency declaration delaying the imposition of any cash deposit or duty payment obligations on merchandise subject to these inquiries until the earlier of (i) the expiration of the order on June 6, 2024, or (ii) the President terminating the emergency declaration. Merchandise from the four subject countries covered under the scope of these inquiries should therefore not be subject to any antidumping or countervailing duty liabilities under the Solar 1 Orders until the termination of the emergency declaration as long as the importer(s) and exporter(s) follow proper certification procedures that will be implemented by the USDOC. The affirmative determinations could have an adverse effect on the global solar energy marketplace, and as such, an adverse effect on our business, financial condition, and results of operations.
While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. To date, the Company has seen a number of projects in our order book delayed as a result of the USDOC investigation. However, the ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities remains uncertain. More broadly, legislation has been proposed that would make it easier for domestic companies to obtain affirmative determinations in antidumping and countervailing duties investigations. For example, the proposed USICA/America COMPETES Act, if enacted, could result in future successful petitions that limit imports from Asia and other regions.
Tariffs and the possibility of additional tariffs in the future like those described above have created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.
Solar panel imports to the U.S. may also be impacted by the Uyghur Forced Labor Prevention Act (“UFLPA”) that was signed into law by President Biden on December 23, 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the U.S. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and constrained solar panel imports. We cannot currently predict what, if any, impact the UFLPA will have on the overall future supply of solar panels into the U.S. and the related timing and cost of our clients’ solar project, development and construction activities. While we do not import or sell solar panels, project delays caused by solar panel constraints may negatively impact our product delivery schedules and future sales, and therefore our business, financial condition, and results of operations.
The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives supporting the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business. These reductions, eliminations or expirations could occur without warning. Any changes to the existing framework of these incentives could cause fluctuation in our results of operations.
The recently-enacted IRA makes significant changes to the tax credit regime that applies to solar facilities. As a result of changes made by the IRA, U.S. taxpayers generally will be entitled to a 30% ITC for projects placed in service after 2021, increased to 40% if certain “domestic content” requirements are satisfied, subject, in each case, to an 80% reduction if certain wage and apprenticeship requirements are not satisfied or deemed satisfied (either because the project has a net output of less than 1 megawatt or because construction begins before January 29, 2023, the date that is 60 days after the IRS released guidance relating to the prevailing wage and apprenticeship requirements). Generally speaking, to meet the domestic content requirements a qualified facility must show that the project incorporates domestically sourced iron, steel, and manufactured products. In addition, certain other incremental credits are potentially available for facilities located in “energy communities” or “low income communities” or that are part of “low-income benefit projects” or “low-income residential building projects.”
As a result of changes made by the IRA, U.S. taxpayers will generally also be allowed to elect to receive a PTC in lieu of the ITC for qualified solar facilities the construction of which begins before January 1, 2025 that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount (currently 2.6 cents per kilowatt hour, assuming the prevailing wage requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied. Certain additional incremental PTCs are also available similar to the incremental ITCs described above.
In the case of projects placed in service after 2024, each of the ITC and PTC will be replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard (which solar does) in order to qualify for the credits. This new credit regime will continue to apply to projects that begin construction prior to the end of 2033 (and possibly later), at which point the credits will become subject to a phase-out schedule.
While these changes are intended to encourage investments in new solar projects, the impact these changes will have on our results of operations is unclear. In particular, the tax credit regime in place prior to the IRA’s enactment provided annual reductions in the applicable credit amount at the beginning of 2023 and 2024 and therefore encouraged customers to acquire our products prior to calendar year-end dates in order to qualify for a higher tax credit available for projects that commenced construction (within the meaning of IRS guidance) prior to those dates. As a result of the changes made by the IRA, while there may continue to be an incentive for taxpayers to commence construction on facilities before certain dates, the tax credits will not experience annual reductions similar to those that would have occurred at the end of 2022 and 2023 for at least ten years and therefore customer sales may not be as high as they otherwise would have been through 2023 with the prior ITC step-down schedule. This change could have an adverse impact on our results of operations in the near term, as we anticipated an increase in demand for our products in calendar years 2022 and 2023 (and our fiscal years 2023 and 2024) related to the prior ITC step-down schedule.
In addition, if we are unable to meet the domestic content requirements necessary for customers using our tracker products to qualify for the incremental domestic content bonus credit and our competitors are able to do so, we might experience a decline in sales for U.S. projects. The timing and nature of implementing regulations clarifying the domestic content requirements as applied to our products remain uncertain. Depending on the criteria set forth in those regulations, we may not have an adequate supply of tracker products satisfying the requirements. In addition, compliance with this requirement may increase our production costs. As a result of these risks, the domestic content requirement may have a material adverse impact on our U.S. sales, business and results of operations.
Finally, if our customers are unable to satisfy the prevailing wage and apprenticeship requirements described above, the credits available to them will be lower than the credits available to them under prior law. Satisfaction of these requirements is outside of our control. If a significant portion of our customers is unable to satisfy these requirements, demand for our tracker products may be adversely impacted by the reduced credits available relative to current law.
Federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular. Chief among these policies is the renewable portfolio standard (“RPS”). Currently, 30 U.S. states, the District of Columbia, and three U.S. territories have implemented some form of RPS, which mandates that a certain portion of electricity delivered by regulated utilities to customers come from a set of eligible renewable energy resources, including utility-scale solar power generation facilities, by a certain compliance date. RPSs vary widely by jurisdiction. In some areas, requirements have been satisfied and utilities must only prevent reductions in qualifying energy purchases and sales, while other jurisdictions’ RPSs continue to require substantial increases, up to 100 percent renewable electric generation, with final compliance dates typically 20 or more years out.
While the recent trend has been for jurisdictions with RPSs to maintain or expand them, there have been certain exceptions and there can be no assurances that RPSs or other policies supporting renewable energy will continue. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPSs emerge from time to time in various jurisdictions. Reduction or elimination of RPSs, as well as changes to other renewable-energy and solar-energy policies, could reduce the potential growth of the solar energy industry and materially and adversely affect our business.
Moreover, policies of the U.S. presidential administration may create regulatory uncertainty in the renewable energy industry, including the solar energy industry, and adversely affect our business. For example, in June 2017, the then U.S. President announced that the U.S. would withdraw from participation in the 2015 Paris Agreement on climate change mitigation. President Biden has not yet proposed a rule to regulate greenhouse gas emissions, and it is uncertain whether new regulations would promote solar energy development. In addition, the U.S. Supreme Court’s decision on June 30, 2022 in West Virginia v. EPA, holding that the U.S. Environmental Protection Agency (“EPA”) exceeded its authority in enacting a subsequently repealed rule that would have allowed electric utility generation facility owners to reduce emissions with “outside the fence measures,” may limit EPA’s ability to address greenhouse gas emissions comprehensively without specific authorization from Congress.
The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market.
There is no assurance that these governments will continue to provide sufficient incentives and support to the solar industry and that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our solar products.
Furthermore, corporate social responsibility efforts, such as net zero emission pledges, have fostered private sector investment in solar energy systems in recent years. To the extent that these corporate policies are redirected away from renewable energy in general or solar energy in particular, the demand for our solar products would be adversely affected.
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
More recently, on August 16, 2022, the Inflation Reduction Act was signed into law and imposed a 15% minimum tax rate on book earnings for corporations with higher than $1 billion of annual income, along with a 1% excise tax on corporate stock repurchases while providing tax incentives to promote various clean energy initiatives. We are currently assessing the potential impact of these legislative changes.
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
We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in numerous countries across the world, including in the U.S., Europe, and China, some of which have been issued. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to U.S. patents issued to us, there can be no assurance that any of our patents, patent applications, or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around, or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings including re-examination, post-grant review, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subjected to attacks on ownership, validity, enforceability, or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position.
In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret, and other intellectual property laws and judicial systems may not be available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed, or otherwise violated. Filing, prosecuting, maintaining, and defending our intellectual property in all countries throughout the world may be prohibitively expensive, and we may choose to forego such activities in some applicable jurisdictions. The lack of adequate legal protections of intellectual property or failure of legal remedies or related actions in jurisdictions outside of the

U.S. could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
We rely heavily on nondisclosure agreements to protect the unpatented know-how, technology, and other proprietary information on which we rely to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, technology and trade secrets, including third-party manufacturers, other suppliers, customers, other stakeholders involved in solar projects, or other business partners or prospective partners. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation or disclosure of our proprietary information, know-how and trade secrets. These agreements may be breached, and we may not have adequate remedies for any such breach. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. Any of the foregoing could have a material adverse effect on our business and competitive position.
We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, we may be subject to claims of infringement, misappropriation, or other violation of patents or other intellectual property rights and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands, and from making, selling or incorporating certain components or intellectual property into the products and services we offer. As a result, we could be forced to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. To avoid litigation or being prohibited from marketing or selling the relevant products or services, we could seek a license from the applicable third-party, which could require us to pay significant royalties, licensing fees, or other payments, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results would materially and adversely affect our business, financial condition, results of operations and prospects. Finally, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail to successfully defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation would result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Concurrent with the acquisition of Array Technologies Patent Holdings Co., LLC. (“Patent LLC”) by ATI Investment Parent, LLC (“Former Parent”), our operating Company, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into the TRA with Ron P. Corio, a former indirect stockholder. The TRA requires that Array Tech, Inc. pay Ron P. Corio for a portion of certain federal, state, local and non-U.S. tax benefits that we actually realize (or are deemed to realize in certain circumstances) in taxable periods following Former Parent’s acquisition of the Patent LLC. These payments are obligations if and when cash tax savings are realized. The TRA will continue until all tax benefit payments have been made or we elect early termination under the terms described in the TRA (or the TRA is otherwise terminated pursuant to its terms).
Estimating the amount of payments that may be made under the TRA is by nature imprecise; however, these payments could be significant. We estimate that, as of December 31, 2022, the undiscounted future expected payments under the TRA are $10.4 million. In addition, in certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA. Moreover, we will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.
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
We rely on transportation and logistics providers for the delivery of our products. We may also incur additional shipping costs when we need to accelerate delivery times. Our ability to deliver our products in a cost-efficient manner could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to shipping facilities as a result of the COVID-19 or other epidemics, and other factors not within our control. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations.
Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.

Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent the warranty claims profile of future products is not comparable with that of earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.
If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.
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
Our business is subject to the risks of severe weather events, natural disasters and other catastrophic events.
Our customers’ solar projects are located in the U.S. and around the world. A severe weather event or other catastrophe could significantly impact our supply chain by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects. Our customers’ ability to install solar energy systems is also affected by weather, such as during the winter months.
Any damage and disruption in any locations in which our customers have solar projects which are caused by severe weather events (such as extreme cold weather, hail, hurricanes, tornadoes and heavy snowfall), seismic activity, fires, floods and other natural disasters or catastrophic events could result in a delay or even a complete cessation of our worldwide or regional operations and could cause severe damage to our products and equipment used in our solar projects. Even if our tracker products are not damaged, severe weather, natural disasters and catastrophic events may cause damage to the solar panels that are mounted to our tracker products, which could result in decreased demand for our products, loss of customers and the withdrawal of coverage for solar panels and solar tracking systems by insurance companies. Any of these events would negatively impact our ability to deliver our products and services to our customers and could result in reduced demand for our products and services, and any damage to our products and equipment used for our solar projects could result in large warranty claims which could, individually or in the aggregate, exceed the amount of insurance available to us, all of which would have a material adverse effect on our financial condition and results of operations. These events may increase in frequency and severity due to the effects of climate change.
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
Our continued planned expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.
Part of our strategy is to continue to grow our revenues from international markets, including entering new geographic markets to expand our current international presence; entering into joint-venture or licensing arrangements with companies in certain markets; expanding our relationships with value-added resellers of our products in some countries; and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.
Our strategy continues to be to grow revenues outside of the U.S., including broader North America, as well as Latin America, South America, Europe, Africa and Southeast Asia, but currently excludes China and India. Our products and services to be offered in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services. We plan to implement this strategy in phases over the next approximately three years, beginning with the qualification of region-specific suppliers and vendors and followed by the design and qualification of region-specific components and products.
These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, local content requirements, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the FCPA.
Failure to develop these new products successfully or to otherwise manage the risks and challenges associated with our potential expansion into new geographic markets could adversely affect our revenues and our ability to achieve or sustain profitability.
Inadequacy of our insurance coverage could have a material and adverse effect on our business, financial condition and results of operations.
We maintain third party insurance coverage against various liability risks and risks of loss, including general liability, auto liability, property, cargo, errors and omissions, data security breach, crime and directors’ and officers’ liability. Potential liabilities or other loss associated with these risks or other events could exceed the coverage provided by such arrangements resulting in significant uninsured liabilities or other loss, which could have a material adverse effect on our business, financial condition and results of operations.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, including compliance with SOX 404, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees for these heightened requirements, we may need to hire more employees in the future which would increase our costs and expenses.
Risks Related to the COVID-19 Pandemic
We face risks related to the COVID-19 pandemic, which could have a material and adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures materially impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We experienced disruptions due to illness and the effect of governmental mandates and recommendations, as well as measures we took to mitigate the impact of COVID-19 at our offices around the world in an effort to protect the health and well-being of our employees, customers, suppliers and the communities in which we operate. Our operations were also affected by the disruptions experienced by our customers, suppliers, freight operators and trucking companies due to the COVID-19 pandemic and related events, including site closures, factory closures, labor shortages and wide-scale disruptions in the world-wide shipping infrastructure. Our management team continues to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce. Although the COVID-19 pandemic appears to have abated, its long-term effects on the global economy, including ongoing transportation and logistics issues and rapid inflation, continue to affect our business. Furthermore, should the COVID-19 pandemic become more virulent, or should another pandemic arise, this could further negatively affect our operations and financial results. The impact of the pandemic on our business has included and could in the future include:
•disruptions to our suppliers’ manufacturing facilities;
•disruptions to ports and other shipping infrastructure;
•other disruptions to our supply chain generally;
•disruptions caused by supplier, subcontractor and our labor availability, worker absenteeism and quarantines;
•shortages of medical equipment (such as COVID-19 test kits and personal protection equipment for employees);
•other disruptions to our ground operations at project sites;
•office, factory, warehouse and other location closures; and
•other travel or health-related restrictions disrupting our ability to conduct our business or market our products.
If our ground operations at project sites and our suppliers are so affected, our supply chain, product shipments and project construction will be delayed, which could materially and adversely affect our business, results of operations, profitability and customer relationships.
As a result of sheltering-in-place and other disruptions caused by COVID-19, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. This disruption has caused, and may continue to cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.

The global spread of COVID-19 also has created significant macroeconomic uncertainty, volatility and disruption, which may continue to adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruptions in our supply chain and customer demand and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on our manufacturing services and solutions.
The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future including variants of the virus, the availability and distribution of effective treatments, vaccines and boosters, and public health measures and actions taken throughout the world to contain COVID-19, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this Part I, “Item 1A. Risk Factors.”
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
Cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information could harm our business.
Cybersecurity attacks designed to gain access to personal, sensitive or confidential information data by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to unauthorized disclosure of confidential information or personal data have occurred recently at a number of major U.S. companies, including in the energy, manufacturing and technology sectors.
Our or our third-party vendors’ computer systems are vulnerable to cyber incidents and attacks, including malicious intrusion, ransomware attacks, and other system disruptions caused by unauthorized third parties. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business through fraud or other means of deceit, have in the past, and may in the future, if successful, result in the misappropriation of personal information, data, check information or confidential business information. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and data and may purposefully or inadvertently cause a breach or other compromise involving such information and data. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data, and we are not able to ensure that each of these systems is free from malicious code. Despite advances in security hardware, software, and encryption technologies, and our own information security program and safeguards, there is no guarantee that our defenses and program will be adequate to safeguard against all data security breaches, cybersecurity attacks, misappropriation of confidential information or misuses of personal data and they have been breached in the past. Moreover, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. We may also experience security breaches and other incidents that may remain undetected for an extended period and therefore may have a greater impact on our products and the networks and systems used in our business.
We regularly defend against and respond to data security incidents. We incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Despite our precautions, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data. A security breach or cyber incident in our systems (or in the systems of third parties with which we do business) could result in the unauthorized release of personally identifiable information regarding customers, employees or other individuals or other sensitive data, serious disruption of our operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. As a result of cybersecurity incidents, we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.
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
Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, cybersecurity and advertising could adversely affect our business, financial condition, results of operations and prospects.
Laws, regulations and industry standards relating to privacy, data protection, cybersecurity and advertising are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or information security could adversely affect our reputation, brand and business, and may result in claims, fines, penalties, investigations, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data.
Any such claims, proceedings, investigations or actions could harm our reputation, brand and business, force us to incur significant expenses in defense of such claims, proceedings, investigations or actions, distract our management, increase our costs of doing business, result in a loss of customers or suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cookies, pixels, and other methods of online tracking for behavioral advertising and other purposes. The EU has also proposed the draft ePrivacy Regulation, which will replace both the ePrivacy Directive and all the national laws implementing this Directive. The ePrivacy Regulation, as proposed, would impose strict opt-in marketing rules, change rules about cookies, web beacons and related technologies and significantly increase penalties for violations. It would also retain the additional consent conditions under the EU General Data Protection Regulation (2016/679) (“EU GDPR”). The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition and results of operations.
We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business, including privacy and data protection. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. For example, the SEC has proposed detailed cybersecurity rules for public companies that we expect to be finalized during 2023. To take another example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020. The CCPA requires companies that process information relating to California residents to implement additional data security measures, to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. In addition, the CCPA provides for civil penalties and allows private lawsuits from California residents in the event of certain data breaches. Additionally, a new ballot initiative, the California Privacy Rights Act, was approved by popular referendum in 2020 to amend the CCPA and impose additional data protection obligations on companies doing business in California. The majority of the provisions are effective as of January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, including Connecticut, Colorado, Utah and Virginia, complicating the compliance landscape, and more privacy laws have been proposed in other states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. State and federal laws also require certain minimum levels of security for personal data, mandate special protections for biometric and SSN data, and restrict certain marketing efforts.
The European Economic Area (comprising the EU member states and Iceland, Liechtenstein and Norway) and the UK have imposed greater legal and regulatory obligations on companies regarding the processing of personal data. It is difficult to predict how existing laws and regulations will be applied to our business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our current operating practices. For example, in July 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework and created additional considerations and complexities for the use of several other lawful transfer methods. Existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. For example, administrative fines of up to the greater of €20 million and 4% of our global turnover can be imposed for breaches of the EU GDPR.
Each of these privacy, security and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of certain data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively.
Any failure to comply with applicable laws or other obligations or any security incident or breach involving the misappropriation, unavailability, corruption, or loss or other unauthorized processing, use or disclosure of sensitive or confidential consumer or other personal information, whether by us, one of our third-party service providers or vendors or another third party, could have adverse effects, including, but not limited to, investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy, data protection, and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; reputational damage; and injunctive relief. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy, data protection, and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Indebtedness and Financing
Our indebtedness could adversely affect our financial flexibility and our competitive position.
As of December 31, 2022, we owe $312.5 million under our Senior Secured Credit Facility (as defined below) and $425.0 million on our Convertible Notes. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
The interest rates applicable to the Senior Secured Credit Facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, the cessation date for most LIBOR tenors was extended to June 30, 2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR.
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
We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of your stock to decrease. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of recent increases in interest rates and bank failures. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and harm our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our R&D and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle in cash up to the converted aggregate principal amount of such Convertible Notes converted and may at our election pay the excess of any conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to acquire us.
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
The market price for our common stock could be volatile, which could result in substantial losses for purchasers of our common stock and subject us to securities class action litigation.
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
•the public’s response to press releases or other public announcements by us or others, including our filings with SEC, announcements relating to litigation or significant changes to our key personnel;
•the effectiveness of our internal controls over financial reporting;
•changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of common stock by our stockholders, potential resales of a substantial number of additional shares of common stock received upon conversion of the Convertible Notes, or our incurrence of debt;
•our entry into new markets;
•tax developments in the U.S., Europe or other markets;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in accounting principles;
•geopolitical, macroeconomic and other market conditions unrelated to our operating performance or the operating performance of our competitors, including the COVID-19 pandemic, the military conflict in Ukraine and Russia, rising inflation and interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; and
•the other factors described in this “Risk Factors” section.

Further, in recent years the U.S. securities markets have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline.
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would harm our financial condition and operating results and divert management’s attention and resources from our business.
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
•prohibiting stockholders from acting by written consent;
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.
In addition, we are not governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

Furthermore, our certificate of incorporation provides that the federal district courts of the U.S. is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act.
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
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting at December 31, 2022:
Control Environment, Risk Assessment and Monitoring Activities – We did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) a lack of a sufficient number of qualified resources and inadequate oversight and accountability over the performance of control activities, (ii) ineffective identification and assessment of risks to properly design and implement relevant controls, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.
Control Activities – These material weaknesses contributed to the following additional material weaknesses within certain business processes:

•Inventory – We did not appropriately design, implement, and execute controls over the existence, accuracy, and cutoff of inventory. Therefore, we continue to identify a material weakness relating to the inventory process at December 31, 2022.
•Revenue Recognition – We did not appropriately design, implement and maintain effective controls over revenue recognition, relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. As such, we continue to identify a material weakness in revenue recognition.
•Accounts Receivable – We did not appropriately design, implement and maintain effective controls over the existence of accounts receivable. Specifically, we did not design certain controls at an appropriate precision level to ensure the identification of material misstatements. Therefore, we continue to identify a material weakness relating to accounts receivable at December 31, 2022.
•Financial Reporting, Consolidation and Business Combination – We did not appropriately design, implement and maintain effective controls over the financial reporting process. Specifically, we did not maintain effective controls related to (i) preparation of consolidated financial statements, (ii) the accounting for the business combination, including management review controls over the valuation and purchase price allocation, at an appropriate level of precision to detect a material misstatement, and (iii) consolidation of our subsidiaries. In addition, we did not maintain sufficient appropriate audit evidence to demonstrate execution of the related controls.
•Foreign Currency – We did not appropriately design, implement, and execute controls over foreign currency, including (i) lack of identifying and recording our foreign subsidiaries’ goodwill and intangibles balances in the proper functional currency in our consolidated financial statements, and (ii) performing proper foreign currency translations. This resulted in the restatement of the Company’s interim unaudited condensed consolidated financial statements.
•STI - Although management did not conduct a formal assessment of internal controls over financial reporting of STI as of December 31, 2022, management has identified material weaknesses in internal controls over financial reporting relating to STI as follows:
◦We did not design, implement and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of STI’s internal control processes.
◦We did not design and implement formal accounting policies, procedures and controls across substantially all of the STI’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures.
We have begun the process of, and we are focused on, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weaknesses. Our planned internal control remediation efforts include the following:
Control Environment, Risk Assessment and Monitoring – We have hired and will continue to hire additional resources throughout 2023 in accounting and IT to supplement our existing capabilities and capacity; and we will concentrate on retaining key accounting, IT, and operational personnel. Additionally, we will continue to engage additional resources with specific focus on the STI integration and future business combinations. Finally, we will continue to enhance the design and operation of monitoring controls and other activities that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting.
Control Activities:
•Inventory – We have begun to implement planned information system enhancements and expansion of current information system capabilities, which will result in more reliance on a combination of manual and automated controls. Additionally, we will enhance existing controls and will implement new controls over the accounting, processing and recording of inventory. Specifically, we have strengthened the operation of control activities over inventory-in-transit, deploying multiple levels of review and validation of information and supporting documentation. We expect to deploy final phases of information system enhancements in 2023.
•Revenue – We will continue to evaluate information system capabilities in order to reduce the manual calculations within this business process. Additionally, we will continue to enhance existing controls to ensure completeness and accuracy of underlying source data for revenue recognition and customer billing. Lastly, we will continue to supplement our accounting staff with more experienced personnel which will enable us to incorporate an additional level of review.
•Foreign Currency – We have planned information system enhancements which will automate this process which is currently manual. In the interim, we continue to enhance the design of existing controls related to the foreign currency translation process and over the consolidation of foreign entities into the Company’s consolidated financial statements.
•Other Areas – We are evaluating remediation activities and plan to enhance the design and operating effectiveness of the controls around our internal control over financial reporting (“ICFR”). We have engaged an outside firm to assist management with (i) reviewing our current processes, procedures, and systems to assess our ICFR to identify opportunities to enhance the design of controls to address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls. Additional activities will likely include the following:
◦Continuing to enhance and formalize our accounting and business operations policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and necessary disclosures;
◦Enhancing policies and procedures to retain adequate documentary evidence for relevant management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls; and
◦Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.
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
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. Evaluation of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial re porting. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

To support our global operations, we occupy approximately 2.7 million square feet of office, manufacturing and warehouse space - primarily located in the U.S., Spain and Brazil.
Our corporate headquarters are located in Albuquerque, New Mexico and consists of approximately 11,600 square feet of office space and approximately 57,900 square feet of manufacturing, warehousing and shipping facilities - all of which we own. We also lease approximately 28,600 square feet of office space in Chandler, Arizona for our corporate staff. To conduct our U.S. domestic warehousing operations, we lease approximately 44,200, 5,800, 20,600, 61,400, 523,900, 357,100, 3,500, 539,000, 88,600 and 135,300 square feet of space in AZ, CA, GA, KS, NV, OH, SC, TN, TX and WI, respectively.
To support our international operations, in Spain, we own approximately 1,700 square feet office space and lease approximately 11,900 square feet for our STI corporate staff. In Brazil we own approximately 8,600 square feet of office space. To conduct our international manufacture and warehouse operations, in Spain, we own approximately 38,750 square feet and lease approximately 83,000 square feet and in Brazil we lease approximately 632,000 square feet of space. We also lease office space in Australia, U.K., South Africa and Brazil for sales and technical support employees.

We believe our existing facilities are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings

Refer to Note 15 – Commitments and Contingencies in the accompanying notes to the consolidated financial statements for information regarding legal proceedings in which we are involved. In addition to the lawsuits described in Note 15 to our consolidated financial statements, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, other than the cases described in Note 15 to our consolidated financial statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “ARRY.”

Holders of Record
As of March 20, 2023, there were approximately 3 stockholders of record of our common stock, which does not include shares held in street name.

Dividend Policy
We have never declared or paid any distributions or dividends on our common stock, except the special distribution paid to ATI Investment Parent, LLC upon the closing of our initial public offering (“IPO”). We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt agreements and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

We also have a series of preferred stock, the Series A Shares (as defined below), that accrues dividends in kind until the fifth anniversary of the Initial Closing (as defined below). Following August 11, 2026, the fifth anniversary of the Initial Closing, dividends are payable only in cash. For more information regarding Series A Shares dividends, see Note 11 – Redeemable Perpetual Preferred Stock.

Securities Authorized for Issuance Under Our Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock since the date of our IPO, in October 2020, with (i) the cumulative total returns of the Russel 2000 Index and (ii) a customized peer group of four companies (Enphase Energy, Solaredge Technologies, Shoals Technologies Group and FTC Solar). The graph assumes, an investment of $100 (including reinvestment of dividends) is made in Array’s common stock, the Russel 2000 Index and the peer group on October 15, 2020 and tracks the results through December 31, 2022. Past stock performance as shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities
Series A Redeemable Perpetual Preferred
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which on August 11, 2021, the Company issued and sold to certain investors (the “Purchasers”) 350,000 shares of its newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value

$0.001 per share (the “Series A Shares”), and 7,098,765 shares of the Company’s common stock for an aggregate purchase price of $346.0 million. Further, pursuant to the SPA, on September 27, 2021, the Company issued and sold to the Purchasers 776,235 shares of common stock for an aggregate purchase price of $0.01 million (the “Prepaid Forward Contract”).

On January 7, 2022, the Company issued and sold to the Purchasers 50,000 shares of Series A Shares and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”).

For more information regarding the Series A Shares and our unregistered sales of equity securities, see Note 11 – Redeemable Perpetual Preferred Stock to the accompanying notes to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Form 10-K captioned “Forward-Looking Statements” and “Risk Factors.”

Overview
We are one of the world’s largest manufacturers of ground-mounting tracking systems used in solar energy projects at utility scale. Our principal products are a portfolio of integrated solar tracking systems comprised of steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers generate more energy and deliver a lower LCOE than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S. use trackers.

Our flagship tracker uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, our largest competitor’s design requires one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent on a linked-row, rotating gear drive system does not expire until February 5, 2030.

With our acquisition of STI in January 2022, we added a dual-row tracker design to our product portfolio. This tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September of 2022, we also introduced a third tracker product requiring significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends our target applications and ability to deliver the best utility-scale solar tracker solutions to the market.

We sell our products to EPCs that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the year ended December 31, 2022, we derived 79% and 21% of our revenues from customers in the U.S. and rest of the world, respectively. As of December 31, 2022, we had shipped more than 58 gigawatts of trackers to customers worldwide, including STI.

STI Acquisition
On January 11, 2022, the Company completed the STI Acquisition pursuant to a purchase agreement (“the “Purchase Agreement”), dated November 10, 2021. At closing, the Company paid consideration of $410.5 million in cash and 13,894,800 shares of the Company’s common stock in accordance with the Purchase Agreement. The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the equity interests in STI.

STI was founded in 1996 and is headquartered in Pamplona, Spain. With manufacturing facilities in both Spain and Brazil, STI generates revenue through the design, manufacture and sale of its utility-scale solar tracker systems to customers in global markets including Spain, Brazil, U.S. and South Africa. Its dual-row tracker system is designed for irregular terrain and regions with low wind and/or snow load requirements. The integration of STI provides us the opportunity to accelerate our international growth and better address rising global demand for utility-scale solar projects, particularly in developing countries in South America and Africa.

We financed the transaction and related fees and expenses with cash on hand, proceeds from the December 2021 issuance of $425 million of our 1.00% Convertible Senior Notes and proceeds from the issuance of 50,000 shares of our Series A Shares pursuant to the Delayed Draw provision of our SPA. For further discussion of the STI Acquisition, see Note 3 – Acquisition of STI in the accompanying consolidated financial statements.

Update on the Impact of COVID-19
We continue to closely monitor the ongoing impact of the COVID-19 pandemic in all the locations where we operate. At this time, the extent to which the pandemic may affect our business, operations and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change, but overall, the pandemic appears to be having a lessening impact on our business and the markets in which we operate. On January 31, 2023, the Biden administration announced its plan to let the coronavirus public health emergency expire in May 2023.

Inflation
Inflationary pressures, while somewhat moderating recently, are expected to persist, at least in the near-term, and may continue to negatively impact our results of operation. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

Impact of Potential Solar Module Supply Chain Disruptions
On April 1, 2022, the USDOC initiated anti-circumvention inquiries of the U.S. Solar 1 Orders covering merchandise from Vietnam, Malaysia, Thailand, and Cambodia pursuant to Section 781 of the Tariff Act of 1930. The USDOC issued preliminary determinations in these inquiries on December 1, 2022, affirmatively finding that certain photovoltaic solar cells and modules produced in Vietnam, Malaysia, Thailand, and Cambodia using parts and components from China from certain producers/exporters, are circumventing the Solar 1 Orders and therefore should be subject to the antidumping and countervailing duty liabilities arising from those orders. The USDOC is expected to issue final determinations in May 2023.

As a result of the USDOC’s investigation, the Company saw a number of projects in its order book initially delayed; however, on June 6, 2022, President Biden issued an emergency declaration delaying the imposition of any cash deposit or duty payment obligations on merchandise subject to these inquiries until the earlier of (i) the expiration of the order on June 6, 2024, or (ii) the President terminating the emergency declaration. Merchandise from the four subject countries covered under the scope of these inquiries should therefore not be subject to any antidumping or countervailing duty liabilities under the Solar 1 Orders until the termination of the emergency declaration as long as the importer(s) and exporter(s) follow proper certification procedures that will be implemented by the USDOC. The affirmative determinations could have an adverse effect on the global solar energy marketplace, and as such, an adverse effect on our business, financial condition, and results of operations.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. To date, the Company has seen a number of projects in our order book delayed as a result of the USDOC investigation; however, the ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities remains uncertain. More broadly, legislation has been proposed that would make it easier for domestic companies to obtain affirmative determinations in antidumping and countervailing duties investigations. The proposed USICA/America COMPETES Act, if enacted, could result in future successful petitions that limit imports from Asia and other regions.

Solar panel imports to the U.S. may also be impacted by the UFLPA that was signed into law by President Biden on December 23, 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the U.S. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and constrained solar panel imports. We cannot currently predict what, if any, impact the UFLPA will have on the overall future supply of solar panels into the U.S. and the related timing and cost of our clients’ solar project, development and construction activities. While we do not import or sell solar panels, project delays caused by solar panel constraints may negatively impact our product delivery schedules and future sales, and therefore our business, financial condition, and results of operations.

Impact of the Ongoing Conflict in Ukraine
The ongoing conflict in Ukraine has impacted the availability of material that can be sourced in Europe and, as a result, we have experienced increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know the ultimate severity or duration of this conflict, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

Uncertainty in the Banking System
On March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Foreign Currency Translation
For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated into U.S. dollars at period end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated as a separate component of net parent investment. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired, and all other assets and liabilities are translated at period end exchange rates.

Inventories charged to cost of sales and depreciation are remeasured at historical rates, and all other income and expense items are translated at average exchange rates prevailing during the period. Gains and losses which result from remeasurement are included in earnings.

Performance Measures
In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products from year to year is megawatts (“MWs”) shipped generally and the change in MWs shipped from period to period specifically. MWs is measured for each individual project and is calculated based on the projects expected megawatt output once installed and fully operational.

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

Our revenue growth is dependent on continued growth in the size and number of solar energy projects installed each year as well as our ability to increase our market share in each of the geographies where we compete, expand our global footprint to new and evolving markets, grow our production capabilities to meet demand and to continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including raw materials, purchased components, salaries, wages and benefits of manufacturing personnel, freight, tariffs, customer support, product warranty, and depreciation of manufacturing and testing equipment. Our product costs are affected by (i) the underlying cost of raw materials, including steel and aluminum, (ii) component costs, including electric motors and gearboxes, (iii) technological innovation, and (iv) economies of scale and improvements in production processes and automation. In 2021 and to a lesser extent in 2022, our business was impacted by the COVID-19 pandemic. We experienced disruptions to our supply chain and increased material and freight costs. When possible, we modified our production schedules and processes to mitigate the impact of these disruptions and cost increases on our margins. We do not currently hedge against changes in the price of our raw materials.

Gross profit may vary from quarter to quarter and is primarily affected by our volume, ASPs, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs and seasonality.

Operating Expenses
General and administrative expenses
General and administrative expense consist primarily of salaries, benefits and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology and legal personnel, as well as travel, facility costs, marketing, bad debt provision and professional fees. We expect to increase the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. The majority of our sales in 2022 were in the U.S.; however, in January 2022, we expanded our international operations with the STI Acquisition. We currently have a sales presence in the U.S., Spain, Brazil, South Africa, Australia and the U.K. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also anticipate an increase in spend related to product development and innovation as we hire additional engineering resources and increase our R&D spend. Further, as a relatively new public company, we may incur additional audit, accounting, tax, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the TRA and earn-out entered into with Ron P. Corio, a former indirect stockholder, concurrent with the acquisition of Patent LLC by Former Parent.

The TRA liability was recorded at fair value as of July 8, 2016 (the “Patent Acquisition Date”) and subsequent changes in the fair value are recognized in earnings. The TRA will generally provide for the payment by Array Tech, Inc. to Ron P. Corio for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc. from the use of certain deductions generated by the increase in the tax value of the developed technology.

The earn-out liability was recorded at fair value at the Patent Acquisition Date and subsequent changes in the fair value are recognized in earnings. Fair value of the earn-out liability is measured based upon the expected return of investment of Former Parent, among other things. The $589 million cash special distribution paid to Former Parent upon the closing of our IPO, and the Company’s December 2020 offering required the Company to make a cash payment of $9.1 million in October 2020 and $15.9 million in December 2020. As a result of these payments, the earn-out liability has been paid in full.

Depreciation and Amortization
Depreciation expense consists of costs associated with property, plant and equipment not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel we may require some additional property, plant and equipment to support this growth resulting in additional depreciation expense.

Amortization of intangibles consists of developed technology, customer relationships, contractual backlog and the STI trade name expensed over their expected period of use.

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility, the Convertible Notes, and the credit lines assumed by us with the STI Acquisition.

Income Tax Expense
We are subject to U.S. federal, state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Reportable Segments
Subsequent to the acquisition of STI, the Company began reporting its results of operations in two segments; Array Legacy Operations and STI Operations. The segment amounts included in this Item 7. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 20 – Segment and Geographic Information in the accompanying notes to the consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenue	$1,637,546	$853,318	$784,228	92%
Cost of revenue	1,410,270	770,459	639,811	83%
Gross profit	227,276	82,859	144,417	174%

Operating expenses
General and administrative	150,777	80,974	69,803	86%
Contingent consideration	(4,507)	2,696	(7,203)	(267)%
Depreciation and amortization	99,139	23,930	75,209	314%
Total operating expenses	245,409	107,600	137,809	128%

Income (loss) from operations	(18,133)	(24,741)	6,608	(27)%

Other income (expense)
Other income (expense), net	2,789	(905)	3,694	408%
Legal settlement	42,750	—	42,750	100%
Foreign currency gain	1,155	—	1,155	100%
Interest expense	(33,513)	(35,475)	1,962	6%
Total other income (expense)	13,181	(36,380)	49,561	136%

Income (loss) before income tax benefit	(4,952)	(61,121)	56,169	(92)%
Income tax (benefit) expense	(9,384)	(10,718)	1,334	(12)%
Net income (loss)	$4,432	$(50,403)	$54,835	109%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Year Ended December 31,		Increase/Decrease
Revenue:	2022	2021	$	%
Array Legacy Operations	$1,267,883	$853,318	$414,565	49%
STI Operations	369,663	—	369,663	100%
Total Revenue	$1,637,546	$853,318	$784,228	92%

Gross Profit:
Array Legacy Operations	$168,170	$82,859	$85,311	103%
STI Operations	59,106	—	59,106	100%
Total Gross Profit	$227,276	$82,859	$144,417	174%

Fiscal Year 2022 Compared with Fiscal Year 2021
Revenue
Consolidated revenue increased $784.2 million, or 92%, driven by strong organic growth in the Array Legacy Operations segment, where revenue increased $414.6 million, or 49%, resulting from a 22% increase in MWs shipped due to increased customer demand for our products and a 21% year-over-year increase in ASP, which is reflective of higher pass-through pricing to our customers. Additionally, the STI Acquisition in January 2022 added $369.7 million in consolidated revenue over the prior year.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased $639.8 million, or 83%, driven by the STI acquisition, increased MWs shipped, combined with higher raw material and logistics costs as compared to the prior year.
Consolidated gross profit as a percentage of revenue increased from 9.7% for the year ended December 31, 2021 to 13.9% for the year ended December 31, 2022. Array Legacy Operations gross profit percentage increased year-over-year from 9.7% to 13.3% during the same period due primarily to improved pass through pricing of commodity costs.

Gross profit as a percent of revenue for the STI Operations was 16.0% for the year ended December 31, 2022.

General and Administrative
Consolidated general and administrative expense increased $69.8 million, or 86%. As a percent of revenue, general and administrative expense was 9.2% in fiscal year 2022 versus 9.5% in 2021. The STI Acquisition, completed in January 2022, accounted for almost $25.0 million of the total increase. The balance was attributable to Array Legacy where payroll and related expenses rose $16.9 million, driven largely by additional headcount to support organic revenue growth, product development and Environmental, Social, Governance and digital transformation initiatives. Legal and professional fees increased $14.6 million, driven by the integration of STI as well as higher audit and litigation costs. An approximate $8.3 million increase was driven by additional costs for marketing, travel, contract services, insurance, rent and computer related expenses, all which were incurred to support our growth and increased capacity.

Contingent Consideration
Contingent consideration expense decreased by $7.2 million, or 267%, as a result of a decreased valuation of the TRA liability, which was driven by higher discount rates resulting from a trend in higher overall interest rates.

Depreciation and Amortization
Consolidated depreciation and amortization expense increased $75.2 million, or 314%, due primarily to the amortization of intangible assets, including developed technology, customer relationships, contractual backlog and the STI trade name acquired in the STI Acquisition. Amortization of the contractual backlog recorded in connection with the STI Acquisition, all of which is amortized over a single year, accounted for $50.0 million of the $75.2 million increase.

Legal Settlement
Legal settlement income in 2022 resulted from the settlement of litigation related to trade secret misappropriation, for which the Company received a $42.8 million settlement. The settlement is related to Nextracker’s acknowledgment that an Array employee was hired in violation of his non-compete agreement, certain Array confidential information was improperly obtained, and Nextracker’s behavior was wrongful. The parties concluded the matter and plan to continue their shared missions of mainstreaming clean energy worldwide. As part of the settlement, the parties agreed to treat the settlement terms as confidential except to the extent required or necessitated by law, regulation, or the corporate parties’ shareholder disclosure standards. There was no similar settlement in 2021.

Foreign Currency Gain
Consolidated foreign currency gain increased $1.2 million as compared with the prior year due to the foreign currency translation gain resulting from the STI Acquisition in January 2022.

Interest Expense
Consolidated interest expense decreased by $2.0 million, or 6%. The decrease was the result of a $9.6 million write-off in 2021 of capitalized fees and discounts related to unscheduled Term Loan principal payoffs that occurred in February and August of 2021 that had no equivalent in 2022. This decrease was partially offset by $4.2 million of interest expense related to the first full year of interest incurred on the Convertible Notes issued in December 2021 and $2.4 million of interest expense related to the debt obligations assumed by the Company in connection with the STI Acquisition.

Income Tax (Benefit) Expense
Income tax benefit decreased by $1.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our effective tax rate was a benefit of 189.5% and a benefit of 17.5% for the years ended December 31, 2022 and 2021, respectively. The decrease in the benefit is primarily related to a favorable mix of income and non-U.S. tax incentives.

Net Income (Loss)
Consolidated net income (loss) increased $54.8 million, or 109%, driven by a $784.2 million increase in consolidated revenue, a 4% increase in consolidated gross profit margin and a $42.8 million legal settlement, which were partially offset by a $69.8 million increase in consolidated general and administrative expense and an increase of $75.2 million in consolidated depreciation and amortization.

Fiscal Year 2021 Compared with Fiscal Year 2020
A discussion and analysis covering the comparison of the year ended December 31, 2021 to the year ended December 31, 2020 is included in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 6, 2022.

Restatement of Quarterly Financial Data
The Company has restated its previously issued unaudited interim financial statements for the three months ended March 31, 2022, the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022 (the “Non-Reliance Periods”). Detailed restatements of the Company's consolidated quarterly financial statements are provided in Note 21 – Restatement (Unaudited) in the accompanying notes to the consolidated financial statements.

The following unaudited quarterly statements of operations data for each of the four quarters in the period ended December 31, 2022 have been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K.

	Three Months Ended
(in thousands)	March 31, 2022 As Restated	June 30, 2022 As Restated	September 30, 2022 As Restated	December 31, 2022
Revenue	$300,586	$419,865	$515,024	$402,071
Gross profit	26,587	39,946	80,223	80,520

Operating expenses	64,931	53,278	63,029	64,171
Income (loss) from operations	(38,344)	(13,332)	17,194	16,349

Income (loss) before income tax expense (benefit)	(40,680)	(23,460)	50,640	8,548
Income tax expense (benefit)	(14,743)	(18,436)	9,996	13,799
Net income (loss)	(25,937)	(5,024)	40,644	(5,251)
Preferred dividends and accretion	11,606	12,182	12,257	12,009
Net income (loss) to common stockholders	$(37,543)	$(17,206)	$28,387	$(17,260)
Income (loss) per common share
Basic	$(0.25)	$(0.11)	$0.19	$(0.11)
Diluted	$(0.25)	$(0.11)	$0.19	$(0.11)

Liquidity and Capital Resources
Financing Transactions
Series A Shares
On August 10, 2021, the Company entered into a SPA with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Investor”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the SPA, on August 11, 2021, the Company issued and sold to certain investors (the “Purchasers”) 350,000 shares of the Series A Shares, par value $0.001 per share, having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the SPA, on September 27, 2021, the Company issued and sold to the Purchasers 776,235 shares of common stock for an aggregate purchase price of $0.01 million. The Company used the net proceeds from the Initial Closing to repay the entire $102.0 million amount outstanding under its existing Revolving Credit Facility and prepay $100.0 million under the Company’s Term Loan Facility (as defined below).

The SPA gives the Company the option to require the Purchasers to purchase up to an additional 150,000 shares of the Series A Shares until June 30, 2023 and up to 3,375,000 shares of common stock (or up to 6,100,000 shares of common stock in the event of certain price-related adjustments) subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction for an aggregate purchase price up to $148.0 million (the “Delayed Draw Commitment”).

In January 2022, we issued 50,000 Series A Shares, and 1,125,000 shares of our common stock in an Additional Closing for an aggregate purchase price of $49.4 million.

Registration Rights Agreement
In connection with the SPA, the Company and the Investor entered into a Registration Rights Agreement pursuant to which, the Company granted the Investor certain registration rights with respect to Common Stock purchased, including customary shelf registration rights and “piggyback” registration rights.

For more information related to the Series A Shares, see Note 11 – Redeemable Perpetual Preferred Stock, to the accompanying consolidated financial statements.

1.00% Convertible Senior Notes due 2028
On December 3, 2021 and December 9, 2021, the Company completed a $425.0 million private offering (the “Convertible Notes Offering”) ($375 million and $50 million, respectively), of its 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”), resulting in proceeds of $413.3 million ($364.7 million and $48.6 million, respectively) after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee.

The Convertible Notes are senior unsecured obligations of the Company and mature on December 1, 2028, unless earlier converted, redeemed or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.

The Convertible Notes were not convertible as of December 31, 2022 and as such have no dilutive impact to earnings per share.

Senior Secured Credit Facility
On October 14, 2020, we entered into a Senior Secured Credit Facility consisting of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured five-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). On February 23, 2021, we entered into the First Amendment to our Senior Secured Credit Facility. The First Amendment lowered the London interbank offered rate floor on Eurocurrency borrowings to 50 basis points from 100 basis points and lowered the applicable margin to 325 basis points from 400 basis points per annum. On February 26, 2021, we entered into a Second Amendment to the Senior

Secured Credit Facility pursuant to which the Revolving Credit Facility was increased from $150 million to $200 million.

At December 31, 2022, the outstanding balance of the Term Loan Facility was $312.5 million and we were in compliance with all covenants.

At December 31, 2022, under the Revolving Credit Facility, the Company had: (i) no outstanding balance, (ii) issued $38.8 million in standby letters of credit and (iii) availability of $161.2 million.

For more information related to our Senior Secured Credit Facility, see Note 10 – Debt, in the accompanying notes to the consolidated financial statements.

Surety Bonds
We provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources. As of December 31, 2022, we posted surety bonds totaling approximately $199.3 million.

Cash Flows (in thousands)

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$141,493	$(263,187)
Net cash used in investing activities	(384,437)	(15,332)
Net cash provided by financing activities	8,440	537,748
Effect of exchange rate changes on cash and cash equivalent balances	735	—
Net change in cash and cash equivalents	$(233,769)	$259,229

Historically, we have financed our operations with the proceeds from operating cash flows, capital contributions and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. Due to recent macroeconomic conditions, our industry has seen rapid changes in commodity prices, global tightening of supply chains, and strained logistics. These factors can adversely impact our business and can put pressure on our margins.

We have taken steps to overcome the economic challenges but cannot be certain of the timing of when we will achieve better margins. Furthermore, high volatility and uncertainty in the capital markets resulting from macroeconomic conditions, including rising inflation rates and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, has had, and could continue to have, a negative impact on the price of our common stock and could adversely impact our ability to raise additional funds. In response to the recent challenging environment, we continuously evaluate our ability to meet our obligations over the next 12 months. We believe we have sufficient liquidity as well as financing options available to fund current and future commitments.

As of December 31, 2022, our cash balance was $133.9 million, of which $29.2 million was held outside the U.S., and net working capital was $365.9 million. We had outstanding borrowings of $312.5 million under our $575 million Term Loan Facility and $161.2 million available to us under our $200.0 million Revolving Credit Facility. Also, through June 30, 2023, we have the option to require our Series A Shares investors to purchase an additional 100,000 shares of our Series A Shares and 2,250,000 shares of our common stock for an aggregate purchase price of approximately $100.0 million.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Cash Flows from Operating Activities
The Company generated $141.5 million in cash from operating activities during the year ended December 31, 2022, of which, $97.2 million was generated from net income as adjusted for the impact of non-cash expenses, primarily consisting of depreciation and amortization and equity-based compensation. The remaining $44.3 million was generated by changes in net working capital, including a $59.0 million increase in deferred revenue from deposits received from customers in 2022 for projects due in the first half of 2023, a $13.7 million increase in accounts payable and accrued expenses resulting from improved payables management, and a $20.9 million decrease in inventory levels as we burned down historically high raw material quantities from prior year, all of which were partially offset by a $77.0 million increase in accounts receivable driven primarily by a year-over-year increase in revenue.

For the year ended December 31, 2021, cash used in operating activities was $263.2 million primarily due to lower gross profit on projects delivered due to rapid increases in commodity and logistic costs which we were not able to fully pass on to our customers. Additionally, cash used in operating activities reflects $96.6 million in cash used to build inventory due to growth in demand coupled with longer shipping lead-times leading the Company to carry more strategic inventory. Finally, the increase in accounts receivable used $118.4 million in cash during 2021 driven by increased sales coupled with a number of large projects not reaching billing milestones at the end of the year.

Cash Flows from Investing Activities
For the year ended December 31, 2022, cash used in investing activities was $384.4 million primarily related to the STI Acquisition; net of cash acquired, the Company paid $373.8 million in cash as part of the purchase price consideration. Additionally, the Company utilized $10.6 million for the purchase of property, plant and equipment.

For the year ended December 31, 2021, the Company utilized $15.3 million in investing activities including $12.0 million for investment in equity securities and $3.4 million for the purchase of property, plant and equipment.

Cash Flows from Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $8.4 million, which included $49.0 million related to proceeds from the sale of Series A Shares and common shares in January 2022 offset by a dividend payment of $18.7 million on the Series A Shares.

For the year ended December 31, 2021, net cash provided by financing activities was $537.7 million of which $225.0 million was proceeds from the offering of our Series A Shares and $120.6 million from the proceeds of the sale of common stock, each of which that closed on August 11, 2021, $413.3 million in proceeds from the issuance of the Convertible Notes, $126.0 million was from proceeds under the Revolving Facility, offset by a $133.2 million payment on the Term Loan Facility, a $126.0 million payment of the Revolving Credit Facility, $11.1 million in equity issuance costs associated with the Series A Shares and $6.6 million in fees paid on the Senior Secured Credit Facility and to increase the limit on the Revolving Facility by $50.0 million.

Discussion of 2020 Historical Cash Flows
A discussion and analysis covering historical cash flows for the year ended December 31, 2020 is included in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 6, 2022.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic, there has been and may continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions. The critical accounting estimates discussed below are estimates made in accordance with U.S. GAAP that we believe involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenues from the sale of solar tracking systems and parts and determines its revenue recognition through the following steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations within the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations within the contract; and (v) recognition of revenue when, or as the performance obligation has been satisfied.

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

In contracts with one performance obligation, the Company’s performance obligation is satisfied over-time as control is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation using an input (i.e. “cost to cost”) method. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
Revenue recognized for the Company’s ITC related contracts and standalone system component sales are recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms. Infrequently, in certain situations, when product is still in our custody, and title and risk of loss has passed to the customer (known as bill-and-hold arrangement), revenue will be recognized when all the specific requirements for transfer of control under a bill-and-hold arrangement have been met. In assessing the recognition of revenue, the Company also evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period.

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

Business Combinations
The Company completed one business combination for an aggregate purchase price of $610.8 million during the year ended December 31, 2022. In accordance with Topic 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as goodwill. The fair value of the identifiable intangible assets has been estimated using the Excess Earnings Method (customer relationships and backlog) and Relief from Royalty Method (trade name). Significant inputs using the Excess Earnings Method and Level 3 inputs in the fair value hierarchy include estimated revenue, expenses based on actuals and forecast. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and was sensitive to changes in underlying assumptions, estimates and market factors. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Estimating fair value required us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include, but are not limited to: backlog, discount rate and customer attrition rate. The fair values of the intangible assets will be amortized over their useful lives. If actual results are materially different than the assumptions we used to determine fair value of the assets acquired and liabilities assumed through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. See Note 3 – Acquisition of STI to the consolidated financial statements for more information.

Goodwill
Goodwill is assessed using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value or the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

The Company has two reporting units: 1) Array Legacy Operations, and 2) STI Operations. At March 31, 2022, the Company determined that the decrease in its stock price from December 31, 2021 and the continuing negative impact of the price of raw materials to the gross margin of the Array Legacy Operations reporting unit during the quarter were events indicating that the fair value of the Array Legacy Operations reporting unit may be less than its carrying amount. Based on the Company’s quantitative goodwill impairment analysis of the Array Legacy Operations reporting unit at March 31, 2022, the fair value exceeded the carrying value by a substantial margin. Accordingly, no impairment was recorded. As for the STI Operations reporting unit, the Company noted no such events or circumstances occurred from the date acquisition through March 31, 2022 and concluded an interim goodwill impairment test was not considered necessary at the time.

The Company completed its annual goodwill impairment test using a qualitative approach and concluded goodwill was not impaired as of December 31, 2022.

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

Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Patent LLC, Array Tech, Inc. entered into the TRA with Ron P. Corio, a former indirect stockholder. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in general and administrative expense within the Company’s consolidated statement of operations. The TRA obligation was recorded at acquisition-date fair value at inception and is classified as a liability. The TRA will generally provide for the payment by Array Tech, Inc. to Mr. Corio for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc. from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating the amount of payments that may be made under the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Mr. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA. As of

December 31, 2022 and December 31, 2021, the estimated fair value of the TRA was $8.6 million and $14.6 million, respectively, which was recorded as a liability. Subsequent changes in fair value of the TRA will be recognized in earnings.

Equity-Based Compensation
The Company granted restricted stock units (“RSUs”) to employees and Performance Stock Units (“PSUs”) to certain executives. The PSUs contain performance and market conditions. The PSU grants were valued using the Monte Carlo simulation method and the assigned fair value on grant date will be recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather will be estimated quarterly and the Company will true-up the expense recognition accordingly upon any probability to vest revision. The Company accounts for forfeitures as they occur.

Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Shares issued in connection with the SPA, as described in Note 11 – Redeemable Perpetual Preferred Stock in the accompanying notes to our consolidated financial statements, is classified as temporary equity in the accompanying consolidated financial statements. The Company elected the accreted redemption value method which accretes changes in redemption value over the period from the date of issuance of the Series A Shares to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Shares in the Company’s consolidated statements of changes in equity and treated similarly to a dividend on preferred stock for U.S. GAAP purposes.

Recent Accounting Pronouncements
Refer to Note 2 – Summary of Significant Accounting Policies in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Concentrations of Major Customers
Our customer base consists primarily of large solar developers, independent power producers, utilities and EPCs. We do not require collateral on our accounts receivable.

At December 31, 2022, the Company’s largest customer and five largest customers accounted for 7.9% and 23.4%, respectively, of total accounts receivable. At December 31, 2021, the Company’s largest and five largest customers constituted 17.6% and 44.6% of trade accounts receivable, respectively.

During the year ended December 31, 2022, two customers accounted for 11.8% and 10.6%, respectively, of total revenue. During the year ended December 31, 2021, two customers accounted for 12.6% and 10.2%, respectively, of total revenue. During the year ended December 31, 2020, we had two customers each generating over 10% of total revenue for a combined total of 21.5%.

Further, our accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risk. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

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

In addition, we are subject to risk from fluctuating logistics costs. As a result of sheltering-in-place and other disruptions caused by the COVID-19 pandemic, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. This disruption has caused, and may continue to cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.

Interest Rate Risk
As of December 31, 2022, or long-term debt, net of discounts and issuance costs, was $759.0 million, of which, $344.2 million is subject to variable rate interest agreements and is therefore subject to future changes in interest rates. Accordingly, a 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.7 million.

Customer Financing Exposure
We are also indirectly exposed to interest rate risk because many of our customers depend on debt financing to purchase our product. An increase in interest rates could make it challenging for our customers to obtain the capital necessary to make such purchases on favorable terms, or at all. Such factors could reduce demand or lower the price we can charge for our product, thereby reducing our net sales and gross profit.

Foreign Currency Exchange Risk
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. We intend to manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management.

Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses identified below.

Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022excluded an evaluation of the internal control over financial reporting of STI, in accordance with the SEC’s staff guidance that permits the exclusion of acquisitions from management’s assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Due to the size, breadth and complexity of STI’s global operation, management’s evaluation of internal control over financial reporting for the fiscal year ended December 31, 2022, excludes the internal control activities of STI, which represented 17% of total consolidated assets of the Company at December 31, 2022, excluding goodwill and intangible assets, which are included within the scope of management’s assessment, and approximately 23% of total consolidated revenues of the Company for the year ended December 31, 2022.

Management identified the following material weaknesses in its internal control over financial reporting at December 31, 2022:

Control Environment, Risk Assessment and Monitoring Activities – We did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) a lack of a sufficient number of qualified resources and inadequate oversight and accountability over the performance of control activities, (ii) ineffective identification and assessment of risks to properly design and implement relevant controls, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities – These material weaknesses contributed to the following additional material weaknesses within certain business processes:

•Inventory – We did not appropriately design, implement, and execute controls over the existence, accuracy, and cutoff of inventory. Therefore, we continue to identify a material weakness relating to the inventory process at December 31, 2022.
•Revenue Recognition – We did not appropriately design, implement and maintain effective controls over revenue recognition, relating to the proper application of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. As such, we continue to identify a material weakness in revenue recognition.
•Accounts Receivable – We did not appropriately design, implement and maintain effective controls over the existence of accounts receivable. Specifically, we did not design certain controls at an appropriate precision level to ensure the identification of material misstatements. Therefore, we continue to identify a material weakness relating to accounts receivable at December 31, 2022.
•Financial Reporting, Consolidation and Business Combination – We did not appropriately design, implement and maintain effective controls over the financial reporting process. Specifically, we did not maintain effective controls related to (i) preparation of consolidated financial statements, (ii) the accounting for the business combination, including management review controls over the valuation and purchase price allocation, at an appropriate level of precision to detect a material misstatement, and (iii) consolidation of our subsidiaries. In addition, we did not maintain sufficient appropriate audit evidence to demonstrate execution of the related controls.
•Foreign Currency – We did not appropriately design, implement, and execute controls over foreign currency, including (i) lack of identifying and recording our foreign subsidiaries’ goodwill and intangibles balances in the proper functional currency in our consolidated financial statements, and (ii) performing proper foreign currency translations. This resulted in the restatement of the Company’s interim unaudited condensed consolidated financial statements.
•STI - Although management did not conduct a formal assessment of internal controls over financial reporting of STI as of December 31, 2022, management has identified material weaknesses in internal controls over financial reporting relating to STI as follows:
◦We did not design, implement and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of STI’s internal control processes.
◦We did not design and implement formal accounting policies, procedures and controls across substantially all of the STI’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with US GAAP.

Remediation Plan for Existing Material Weaknesses
We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our internal controls over financial reporting (“ICFR”) and remediate the material weaknesses. Our planned remediation efforts include the following:

Control Environment, Risk Assessment and Monitoring – We have hired and will continue to hire additional resources throughout 2023 in accounting and IT to supplement our existing capabilities and capacity; and we will concentrate on retaining key accounting, IT, and operational personnel. Additionally, we will continue to engage additional resources with specific focus on the STI integration and future business combinations. Finally, we will continue to enhance the design and operation of monitoring controls and other activities that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting.

Control Activities:
•Inventory – We have begun to implement planned information system enhancements and expansion of current information system capabilities, which will result in more reliance on a combination of manual and automated controls. Additionally, we will enhance existing controls and will implement new controls over the accounting, processing and recording of inventory. Specifically, we have strengthened the operation of control activities over inventory-in-transit, deploying multiple levels of review and validation of information and supporting documentation. We expect to deploy final phases of information system enhancements in 2023.
•Revenue – We will continue to evaluate information system capabilities in order to reduce the manual calculations within this business process. Additionally, we will continue to enhance existing controls to ensure completeness and accuracy of underlying source data for revenue recognition and customer billing. Lastly, we will continue to supplement our accounting staff with more experienced personnel which will enable us to incorporate an additional level of review.
•Foreign Currency – We have planned information system enhancements which will automate this process which is currently manual. In the interim, we continue to enhance the design of existing controls related to the foreign currency translation process and over the consolidation of foreign entities into the Company’s consolidated financial statements.

•Other Areas – We are evaluating remediation activities and plan to enhance the design and operating effectiveness of the controls around our ICFR. We have engaged an outside firm to assist management with (i) reviewing our current processes, procedures, and systems to assess our ICFR to identify opportunities to enhance the design of controls to address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls. Additional activities will likely include the following:
◦Continuing to enhance and formalize our accounting and business operations policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and necessary disclosures;
◦Enhancing policies and procedures to retain adequate documentary evidence for relevant management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls; and

◦Developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any.

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

Remediation of a Previously Identified Material Weaknesses
Control Activities – The previously identified material weakness over Sales Order Entry (identified during the second quarter 2022 Form 10-Q/A) has been remediated.

Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, except for the changes discussed above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
We maintain a website at www.arraytechinc.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file or furnish them electronically with the SEC.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
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

Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a)(1) Financial Statements.
The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
2.1+	Purchase Agreement, dated November 10, 2021, by and among Array Technologies, Inc., Array Tech, Inc., Amixa Capital, S.L., Aurica Trackers, S.L., and Mr. Javier Reclusa	8-K	11/12/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	08/11/2021	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act	10-K	03/10/2021	4.1

Number	Description of Document	Form	Date	No.
4.2	Indenture, dated December 3, 2021, among Array Technologies, Inc. and U.S. Bank National Association	8-K	12/07/2021	4.1
4.3	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.1)	8-K	12/07/2021	4.2
10.1	Registration Rights Agreement, dated August 10, 2021, by and between Array Technologies, Inc. and BCP Helios Aggregator L.P.	8-K	08/11/2021	10.2
10.2	Registration Rights Agreement, dated January 11, 2022, by and among Array Technologies, Inc. and the holders identified therein	8-K	01/11/2022	10.1
10.3	Credit Agreement, dated October 14, 2020, by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	10/19/2020	10.2
10.4	Amended and Restated ABL Credit and Guarantee Agreement, dated March 23, 2020, by and among ATI Investment Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	S-1/A	10/14/2020	10.1
10.5	Tax Receivable Agreement, dated July 8, 2016, between Array Tech, Inc. (f/k/a Array Technologies, Inc.) and Ron P. Corio	S-1/A	10/14/2020	10.3
10.6	Form of Array Technologies, Inc. 2020 Long-Term Incentive Plan	S-1/A	10/14/2020	10.7
10.7	Earnout Agreement, dated June 23, 2016, by and among ATI Investment Parent, LLC, ATI Investment Sub, Inc., Array Tech, Inc. (f/k/a Array Technologies, Inc.), and the seller parties thereto	S-1/A	10/14/2020	10.8
10.8	Employment Offer Letter, dated April 25, 2018, between Array Tech, Inc. (f/k/a Array Technologies, Inc.) and Jim Fusaro	S-1/A	10/14/2020	10.8
10.9	Employment Offer Letter, dated December 19, 2016, between Array Tech, Inc. (f/k/a Array Technologies, Inc.) and Jeff Krantz	S-1/A	10/14/2020	10.9
10.10	Amendment to Employment Offer Letter, dated May 23, 2019, between Array Tech, Inc. (f/k/a Array Technologies, Inc.) and Jeff Krantz	S-1/A	10/14/2020	10.1
10.11	Array Technologies, Inc. Executive Severance and Change in Control Plan	8-K	04/05/2022	10.2
10.12	Separation Agreement, dated as of March 31, 2022, by and between Array Tech, Inc. and Jim Fusaro	8-K	04/05/2022	10.3
10.13	Form of Director and Officer Indemnification Agreement	S-1/A	10/14/2020	10.11
10.14	Employment Agreement Terms	10-K	03/10/2021	10.13

Number	Description of Document	Form	Date	No.
10.15	Amendment No. 1, dated February 23, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	10-K	03/10/2021	10.14
10.16	Amendment No. 2, dated February 26, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	8-K	03/02/2021	10.1
10.17	Form of Capped Call Confirmation	8-K	12/07/21	10.1
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*	Interactive Data Files
104*	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith
+ Exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(a)(5) and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2023.

Array Technologies, Inc.
By:	/s/ Kevin Hostetler
Kevin Hostetler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Kevin Hostetler	Chief Executive Officer	March 22, 2023
Kevin Hostetler	(Principal Executive Officer)

/s/ Nipul Patel	Chief Financial Officer	March 22, 2023
Nipul Patel	(Principal Financial and Accounting Officer)

/s/ Brad Forth	Chairman of the Board of Directors	March 22, 2023
Brad Forth

/s/ Paulo Almirante	Member of the Board of Directors	March 22, 2023
Paulo Almirante

/s/ Troy Alstead	Member of the Board of Directors	March 22, 2023
Troy Alstead

/s/ Orlando D. Ashford	Member of the Board of Directors	March 22, 2023
Orlando D. Ashford

/s/ Jayanthi Iyengar	Member of the Board of Directors	March 22, 2023
Jayanthi Iyengar

/s/ Bilal Khan	Member of the Board of Directors	March 22, 2023
Bilal Khan

/s/ Tracy Jokinen	Member of the Board of Directors	March 22, 2023
Tracy Jokinen

Signature	Title	Date
/s/ Gerrard Schmid	Member of the Board of Directors	March 22, 2023
Gerrard Schmid

INDEX TO FINANCIAL STATEMENTS
Array Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Array Technologies, Inc.
Albuquerque, New Mexico

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Array Technologies, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, and comprehensive income(loss) for each of the three years in the period ended December 31, 2022, changes in redeemable perpetual preferred stock and stockholders’ equity(deficit) for the years ended December 31, 2022 and 2021, changes in member’s equity and stockholders’ equity(deficit) for the year ended December 31, 2020, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 22, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Intangible Assets Acquired

As described in Note 3 to the consolidated financial statements, on January 11, 2022, the Company completed the acquisition of Soluciones Técnicas Integrales Norland, S.L.U. (“STI”) for total consideration transferred of $610.8 million. The acquisition was accounted for as a business combination requiring management to determine fair values of the identifiable assets and liabilities at the acquisition date which resulted in recognizing intangible assets of $228.4 million related to customer relationships, $50.0 million related to backlog, and $26.0 million related to the trade name. Management determined the fair value of the customer relationships and backlog using the excess earnings method, and the trade name using the relief from royalty method.

We identified management’s judgments used to determine the fair value of the customer relationships, backlog, and trade name (the “intangible assets”) acquired related to the STI acquisition as a critical audit matter. Management was required to make significant judgments and assumptions in determining the valuation methodologies and significant underlying assumptions to determine the fair value of the intangible assets acquired, including the estimated revenue and gross margin, and the estimated discount rate (weighted average cost of capital). Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the valuation methodologies utilized to value the identifiable intangible assets and (ii) evaluating the appropriateness of the selected comparable companies and reasonableness of the discount rates utilized.

•Evaluating the reasonableness of estimated revenue and gross margin through: (i) evaluating historical performance of STI, (ii) assessing estimated performance against market trends and guideline companies; and (iii) testing the validity of the backlog by obtaining relevant supporting documents.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016

Austin, Texas

March 22, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Array Technologies, Inc.
Albuquerque, New Mexico

Opinion on Internal Control over Financial Reporting

We have audited Array Technologies, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, and comprehensive income(loss) for each of the three years in the period ended December 31, 2022, changes in redeemable perpetual preferred stock and stockholders’ equity(deficit) for the years ended December 31, 2022 and 2021, changes in member’s equity and stockholders’ equity(deficit) for the year ended December 31, 2020, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as “the financial statements”) and our report dated March 22, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Soluciones Técnicas Integrales Norland, S.L.U.(“STI”), which was acquired on January 11, 2022, and which is included in the consolidated balance sheets of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income(loss), changes in redeemable perpetual preferred stock and member’s equity/stockholders’ equity(deficit), and cash flows for the year then ended. STI constituted 17% of total consolidated assets of the Company excluding goodwill and intangible assets, at December 31, 2022, and approximately 23% of total consolidated revenues of the Company for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of STI because of the timing of the acquisition which was completed on January 11, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of STI.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses related to management’s failure to design and maintain controls over financial reporting, specifically related to the following: (1) entity-level controls impacting the control environment, risk assessment and monitoring controls to prevent or detect material misstatements to the consolidated financial statements; (2) the design, implementation and execution of controls over the existence, accuracy, and cutoff of inventory; (3) the design, implementation and maintenance of effective controls over revenue recognized in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (4) the design, implementation and maintenance of effective controls over the existence of accounts receivable, (5) the design, implementation and execution of controls over financial reporting, including the preparation of consolidated financial statements, the accounting for business combinations, and consolidation of subsidiaries, (6) the design, implementation and execution of control over foreign currency, including identifying and recording amounts in the proper functional currency and foreign currency translation, (7) the design, implementation and monitoring of general computer controls relating to STI, and (8) the design and implementation of formal accounting policies, procedures and controls across substantially all of the STI’s business processes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 22, 2023, on those financial statements.

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

/s/ BDO USA, LLP

Austin, Texas

March 22, 2023

Array Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except shares and par value)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$133,901	$367,670
Accounts receivable, net	421,183	236,009
Inventories, net	233,159	205,653
Income tax receivables	3,532	9,052
Prepaid expenses and other	39,434	33,649
Total current assets	831,209	852,033

Property, plant and equipment, net	23,174	10,692
Goodwill	416,184	69,727
Other intangible assets, net	386,364	174,753
Deferred tax assets	16,466	9,345
Other assets	32,655	26,429
Total assets	$1,706,052	$1,142,979

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$170,430	$92,002
Accrued expenses and other	54,895	38,494
Accrued warranty reserve	3,690	3,192
Income tax payable	6,881	60
Deferred revenue	178,922	99,575
Current portion of contingent consideration	1,200	1,773
Current portion of debt	38,691	4,300
Other current liabilities	10,553	5,909
Total current liabilities	465,262	245,305

Deferred tax liability	72,606	—
Contingent consideration, net of current portion	7,387	12,804
Other long-term liabilities	14,808	5,557
Long-term warranty	1,786	—
Long-term debt, net of current portion	720,352	711,056
Total liabilities	1,282,201	974,722

Commitments and contingencies (Note 15)

Series A Redeemable Perpetual Preferred Stock: $0.001 par value; 500,000 shares authorized; 406,000 and 350,000 issued, respectively; liquidation preference of $400.0 million and $350.0 million, respectively	299,570	237,462

Stockholders’ equity (deficit)

Array Technologies, Inc.
Consolidated Balance Sheets (continued)
(in thousands, except shares and par value)

	December 31,
	2022	2021
Preferred stock $0.001 par value; 4,500,000 shares authorized; none issued	—	—
Common stock $0.001 par value; 1,000,000,000 shares authorized; 150,513,104 and 135,026,940 issued, respectively	150	135
Additional paid-in capital	383,176	202,562
Accumulated deficit	(267,470)	(271,902)
Accumulated other comprehensive income	8,425	—
Total stockholders’ equity (deficit)	124,281	(69,205)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity (deficit)	$1,706,052	$1,142,979

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,637,546	$853,318	$872,662
Cost of revenue	1,410,270	770,459	669,861
Gross profit	227,276	82,859	202,801

Operating expenses
General and administrative	150,777	80,974	55,634
Contingent consideration	(4,507)	2,696	26,441
Depreciation and amortization	99,139	23,930	25,514
Total operating expenses	245,409	107,600	107,589

Income (loss) from operations	(18,133)	(24,741)	95,212

Other income (expense)
Other income (expense), net	2,789	(905)	(2,305)
Legal settlement	42,750	—	—
Foreign currency gain	1,155	—	—
Interest expense	(33,513)	(35,475)	(15,129)
Total other income (expense)	13,181	(36,380)	(17,434)

Income (loss) before income tax benefit	(4,952)	(61,121)	77,778
Income tax (benefit) expense	(9,384)	(10,718)	18,705
Net income (loss)	4,432	(50,403)	59,073
Preferred dividends and accretion	48,054	15,715	—
Net income (loss) to common shareholders	$(43,622)	$(66,118)	$59,073

Income (loss) per common share
Basic	$(0.29)	$(0.51)	$0.49
Diluted	$(0.29)	$(0.51)	$0.49

Weighted average common shares outstanding
Basic	149,819	129,984	121,467
Diluted	149,819	129,984	121,514

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$4,432	$(50,403)	$59,073
Change in foreign currency translation adjustments	8,425	—	—
Comprehensive income (loss)	$12,857	$(50,403)	$59,073

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
For the year ended December 31, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	339	—	14,543	—	—	14,543
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	—	—	(1,938)	—	—	(1,938)
Issuance of common stock, net	—	—	—	—	15,147	15	216,063	—	—	216,078
Preferred cumulative dividends plus accretion	19	48,054	—	—	—	—	(48,054)	—	—	(48,054)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,432	—	4,432
Other comprehensive income	—	—	—	—	—	—	—	—	8,425	8,425
Balance, December 31, 2022	406	$299,570	—	$—	150,513	$150	$383,176	$(267,470)	$8,425	$124,281

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
For the year ended December 31, 2021

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	—	$—	—	$—	126,994	$127	$140,473	$(221,499)	$—	$(80,899)
Equity-based compensation	—	—	—	—	158	—	13,562	—	—	13,562
Issuance of common stock, net	—	—	—	—	7,875	8	104,756	—	—	104,764
Issuance of Series A Preferred, net of fees	350	229,799	—	—	—	—	—	—	—	—
Deferred tax impact of capped call	—	—	—	—	—	—	(40,514)	—	—	(40,514)
Preferred cumulative dividends	—	8,226	—	—	—	—	(8,226)	—	—	(8,226)
Payment of dividends	—	(8,052)	—	—	—	—	—	—	—	—
Preferred accretion	—	7,489	—	—	—	—	(7,489)		—	(7,489)
Net (loss)	—	—	—	—	—	—	—	(50,403)	—	(50,403)
Balance at December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Changes in Member’s Equity and Stockholders’ Equity (Deficit)
(in thousands)
For the year ended December 31, 2020

	Member’s Equity		Common Stock
	Units	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Member’s Equity/Stockholders’ Equity (Deficit)
Balance, December 31, 2019	1	$305,151	—	$—	$—	$—	$305,151
Special distribution	—	(589,000)	—	—	—	—	(589,000)
Initial public offering of common stock, net of underwriting discounts and commissions	—	—	7,000	7	145,525	—	145,532
Deferred offering costs	—	—	—	—	(6,464)	—	(6,464)
Stock compensation expense	—	3,397	—	—	1,412	—	4,809
Net income (loss)	—	71,394	—	—	—	(12,321)	59,073
Corporate conversion and stock split	(1)	209,058	119,994	120	—	(209,178)	—
Balance, December 31, 2020	—	$—	126,994	$127	$140,473	$(221,499)	$(80,899)

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$4,432	$(50,403)	$59,073
Adjustments to net income (loss):
Provision for (recovery of) bad debts	2,599	(467)	595
Deferred tax benefit	(31,565)	(10,102)	(2,739)
Depreciation and amortization	101,059	25,946	27,474
Amortization of debt discount and issuance costs	6,857	15,036	3,366
Interest paid-in-kind	—	—	3,421
Equity-based compensation	14,982	13,757	4,809
Contingent consideration	(4,507)	2,696	26,441
Warranty provision	4,152	516	953
Provision for inventory obsolescence	(859)	990	1,225
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(76,984)	(116,848)	(23,038)
Inventories	20,870	(88,184)	28,340
Income tax receivables	5,611	8,106	(16,530)
Prepaid expenses and other	19,124	(21,226)	1,101
Accounts payable	12,667	7,015	(50,519)
Accrued expenses and other	1,024	9,133	10,913
Income tax payable	(755)	(8,754)	6,870
Lease liabilities	3,784	221	—
Contingent consideration	—	—	(25,000)
Deferred revenue	59,002	(50,619)	(178,960)
Net cash provided by (used in) operating activities	141,493	(263,187)	(122,205)

Investing activities:
Purchase of property, plant and equipment	(10,619)	(3,357)	(1,338)
Acquisition of STI, net of cash acquired	(373,818)	—	—
Investment in equity security	—	(11,975)	—
Net cash used in investing activities	(384,437)	(15,332)	(1,338)

Financing activities:
Proceeds from Series A issuance	33,098	224,987	—
Proceeds from common stock issuance	15,885	120,645	145,532
Series A equity issuance costs	(1,893)	(7,195)	—
Common stock issuance costs	(450)	(3,873)	—

Array Technologies, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Dividends paid on Series A Preferred	(18,670)	(8,051)	—
Payments on revolving credit facility	(116,000)	(126,033)	(70)
Proceeds from revolving credit facility	116,000	126,033	—
Proceeds from issuance of other debt	20,188	—	—
Proceeds from issuance of convertible notes	—	413,321	—
Premium paid on capped call	—	(52,870)	—
Fees paid on issuance of convertible notes	—	(1,591)	—
Principal payments on term loan facility	(14,300)	—	(57,702)
Proceeds from term loan facility	—	—	575,000
Principal payments on other debt	(23,935)	(133,225)	(115,000)
Payments on related party loans	—	—	(45,558)
Payment of special distribution	—	—	(589,000)
Contingent consideration	(1,483)	(7,810)	—
Deferred offering costs	—	—	(6,464)
Debt issuance costs	—	(6,590)	(36,011)
Net cash provided by (used in) financing activities	8,440	537,748	(129,273)
Effect of exchange rate changes on cash and cash equivalent balances	735	—	—
Net change in cash and cash equivalents	(233,769)	259,229	(252,816)
Cash and cash equivalents, beginning of period	367,670	108,441	361,257
Cash and cash equivalents, end of period	$133,901	$367,670	$108,441

Supplemental Cash Flow Information
Cash paid for interest	$23,118	$24,306	$6,935
Cash paid for income taxes	$10,739	$13,318	$31,103

Non-cash Investing and Financing Activities
Dividends accrued on Series A Preferred	$6,389	$—	$—
Stock consideration paid for acquisition of STI	$200,224	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business

Array Technologies, Inc. (the “Company”), formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. In connection with the corporate conversion, the Company converted all 1,000 of our outstanding member units into 100,000,000 shares of common stock and then completed a stock split of 1.19994-for-1. The corporate conversion and stock split representing 119,994,467 shares of common stock have been adjusted retroactively for the purposes of calculating basic and diluted earnings per share.

On January 11, 2022 (the “Acquisition Date”), the Company acquired 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability Company, and its subsidiaries (collectively, “STI”) with cash and common stock of the Company (the “STI Acquisition”). The STI Acquisition was accounted for as a business combination. See Note 3 – Acquisition of STI.

Headquartered in Albuquerque, New Mexico, the Company is a leading global manufacturer and supplier of utility-scale solar tracking systems and technologies.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying consolidated financial statements were prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets and contract liabilities obtained in a business combination to be recognized and measured in accordance with Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers (“ASC 606”). At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the recent update, such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted ASU 2021-08 as of January 1, 2022. See Note 3 – Acquisition of STI for further information and disclosures related to the STI Acquisition. The standard was applied to the acquisition accounting for STI.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Principles of Consolidation
The consolidated financial statements include the accounts of Array Technologies, Inc. and its Subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

Impact of COVID-19 Pandemic
We continue to closely monitor the ongoing impact of the COVID-19 pandemic in all the locations where we operate. At this time, the extent to which the pandemic may affect our business, operations and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change, but overall the pandemic appears to be having a lessening impact on our business and the markets in which we operate. On January 31, 2023, the Biden administration announced its plan to let the coronavirus public health emergency expire in May 2023.

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

Inflation
Inflationary pressures, while somewhat moderating recently, are expected to persist, at least in the near-term, and may continue to negatively impact our results of operation. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

Foreign Currency Translation
For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated into U.S. dollars at period end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated as a separate component of net parent investment. For non-U.S. subsidiaries that use a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired, and all other assets and liabilities are translated at period end exchange rates. Inventories charged to cost of sales and depreciation are remeasured at historical rates, and all other income and expense items are translated at average exchange rates prevailing during the period. Gains and losses which result from remeasurement are included in earnings.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We regularly maintain cash balances that exceed insured amounts, but we have experienced no losses associated with these amounts to date. At December 31, 2022 all cash balances were deposited with banks, and we had no cash equivalents.

Accounts Receivable
The Company’s accounts receivable are due primarily from solar contractors across the U.S. and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated credit losses through an estimate of expected credit losses valuation account. The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”) on January 1, 2021 which revised the methodology for measuring credit losses on financial instruments including trade accounts receivable and the timing of when such losses are recorded. The Company adopted ASU 2016-13 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which had no impact on the consolidated financial statements. The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from the asset. We estimate allowances for credit losses using relevant available information from both internal and external sources. We monitor the estimated credit losses associated with our trade accounts receivable and unbilled accounts receivable based primarily on our collection history and the delinquency status of amounts owed to us, which we determine based on the aging of such receivables. In evaluating the level of established reserves, management makes judgments regarding the customers’ ability to make required payments, economic events, and other factors. As the financial conditions of these customers change, circumstances develop, or additional information becomes available, adjustments to the valuation account may be required. When deemed uncollectible, the receivable is charged against the valuation account for credit losses or directly written off.

Unbilled receivables represent temporary timing differences between shipments made and billing milestones achieved and are recorded in the accounts receivable balances. Such amounts have not been billed due to pending commercial criteria such as billing on a specified date of the month or upon completion of mega-watt deliveries. Unbilled receivables are invoiced once the underlying commercial criteria have been met and we expect payment within 30 to 60 days.

Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost or estimated net realizable value using primarily the weighted average method and some valued using the FIFO method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Improvements, betterments and replacements which extend the life of an asset are capitalized. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
A gain or loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. A gain or loss on an asset disposal is recognized in the period that the sale occurs.

Leases
Operating lease arrangements are comprised primarily of real estate and equipment agreements. The Company determines if an arrangement contains a lease at inception based on whether it conveys the right to control the use of an identified asset in exchange for consideration. Lease right-of-use assets (“ROU assets”) and associated lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Certain lease agreements may include one or more options to extend or terminate a lease. Lease terms are inclusive of these options if it is reasonably certain that the Company will exercise such options.

ROU assets also include any initial direct costs and prepayments less lease incentives. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets and the corresponding operating lease liabilities are included in other assets and other liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Management determined there was no impairment for the years ended December 31, 2022, 2021 and 2020.

Goodwill
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is assigned at the reporting unit level and tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assessed using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value or the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Investment in Equity Securities
In 2021, the Company invested $12.0 million in the preferred stock of a private company. The investment is accounted for, in accordance with ASC 321 Investments — Equity Securities, at its cost less any impairment. The equity investment is recorded in other assets on the consolidated balance sheets. No impairment has been recognized since the date of investment.

Amortizable and Other Intangible Assets
The Company amortizes identifiable finite lived intangible assets consisting of developed technology, customer relationships, contractual backlog and the STI trade name on a straight-line basis over the assets’ estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.

The Array Technologies trade name has been determined to have an indefinite life and, therefore, is not amortized but is subject to an annual impairment test or at any other time when impairment indicators exist. The Company did not recognize any impairment charges for the years ended December 31, 2022, 2021 and 2020.

Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs, and transfer agent fees, which are direct and incremental fees related to the offerings. Deferred offering costs were offset against the proceeds.

Debt Discount and Issuance Costs
Debt discount and issuance costs incurred to issue debt are deferred and amortized using the effective interest method as a component of interest expense over the life of the related debt agreement. Amortization expense of debt discount and deferred issuance costs was $6.9 million, $15.0 million (including $9.6 million in write-offs in connection with unscheduled principal payoffs that occurred in February and August of 2021) and $3.4 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Revenue Recognition
In accordance with ASC 606, the Company recognizes revenues from the sale of solar tracking systems and parts and determines its revenue recognition through the following steps (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue when, or as the performance obligation has been satisfied.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
In contracts with a single performance obligation, the Company’s obligation is satisfied over-time as control is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation using an input (i.e., the “cost-to-cost”) method. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company uses the expected cost-plus margin approach to estimate the standalone selling price of each performance obligation.

Revenue recognized for the Company’s federal investment tax credit (“ITC”) related contracts and standalone system component is recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms. Any losses incurred on point-in-time projects are recognized as the goods are delivered.

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. In arrangements related to the Federal Solar ITC, the customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the Federal Solar ITC. In all bill-and-hold arrangements, because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in our custody. The material is bundled or palletized in the Company’s warehouses, identified separately as belonging to the respective customer and is ready for immediate transport to the customer project upon customer request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer.

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

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of revenue and classify such costs as a component of cost of revenue.

Contract Estimates
Accounting for contracts utilizing the cost-to-cost measure of progress is based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include the cost and availability of materials. The Company reviews and updates its contract-related estimates on an ongoing basis

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Warranty Obligations
The Company offers a multi-year assurance type warranty for its products against manufacturer defects and does not contain service elements. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for an immature product line, the estimate is based on comparable product lines. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. Claims estimated to be payable in the following year are classified as current liabilities and those payable beyond one year are classified as long-term liabilities.

Income Taxes
The Company provides for income taxes based on the provisions of ASC Topic 740 Income Taxes (“ASC 740”), which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax rates in effect at the date of the consolidated financial statements. A valuation allowance is provided to reduce deferred income tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be recognized. Provision for estimated income taxes is based upon elements of income and expense reported in the consolidated statements of operations. The Company also files certain corporate state income tax returns. Generally, the Company is subject to examination by U.S. federal, state and non-U.S. income tax authorities. The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Adjustments for penalties and interest, if any, are also reflected in the current year tax provision or benefit.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The Company determines whether uncertain tax positions are more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

The Company recognizes interest and penalties related to unrecognized tax benefits within interest expense and other expenses, respectively, in the consolidated statements of operations. No material interest or penalties were incurred in 2022.

Equity-Based Compensation
The Company recognizes equity-based compensation expense based on the equity award’s grant date fair value. The determination of the fair value of equity awards issued to employees of the Company is based upon the underlying share price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company values equity awards with a market condition using a Monte Carlo simulation model. The Company accounts for forfeitures as they occur. The grant date fair value of each unit is amortized on a straight-line basis over the requisite service period.

Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Shares”) issued in connection with the Securities Purchase Agreement as described in Note 11 – Redeemable Perpetual Preferred Stock are classified as temporary equity in the accompanying consolidated financial statements. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Series A Shares to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Shares on the Company’s consolidated statements of changes in redeemable perpetual preferred stock and stockholders’ equity (deficit) and treated similarly to a dividend on preferred stock in accordance with U.S. GAAP.

Earnings per Share
Basic earnings per share (“EPS”), is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options, unvested restricted stock, or convertible debt, were exercised and converted into shares. The convertible debt is not currently convertible. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.

Credit Concentration
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company has no significant off balance sheet concentrations of

Array Technologies, Inc.
Notes to Consolidated Financial Statements
credit risk. The Company maintains its cash with financial institutions that are believed to be of high credit quality and has not experienced any material losses relating to cash balances.

Our customer base consists primarily of large solar developers, independent power producers, utilities and EPCs. We do not require collateral on our accounts receivable.

At December 31, 2022, the Company’s largest customer and five largest customers accounted for 7.9% and 23.4%, respectively, of total accounts receivable. At December 31, 2021, the Company’s largest and five largest customers constituted 17.6% and 44.6% of trade accounts receivable, respectively.

During the year ended December 31, 2022, two customers accounted for 11.8% and 10.6%, respectively, of total revenue. During the year ended December 31, 2021, two customers accounted for 12.6% and 10.2%, respectively, of total revenue. During the year ended December 31, 2020, we had two customers each generating over 10% of total revenue for a combined total of 21.5%.

Further, our accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risk. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

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

The Company follows the provisions of ASC 820 Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations and measurement of goodwill impairment and non-amortizable intangibles and is thereby measured at fair value, which was determined by the Company with the assistance of third-party valuations.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
3.    Acquisition of STI

On January 11, 2022, the Company completed the STI Acquisition pursuant to the purchase agreement, dated November 10, 2021, by and among Amixa Capital, S.L. and Aurica Trackers, S.L., each a company duly organized under the laws of the Kingdom of Spain (together, the “Sellers”) and Mr. Javier Reclusa Etayo (the “STI Purchase Agreement”). The STI Acquisition was funded primarily with borrowings from the Convertible Notes (as defined below) and the issuance of the Series A Shares. The STI Acquisition provided the Company with an immediate presence in Spain, Western Europe, Brazil and South Africa. Transaction expenses incurred in connection with the acquisition are $5.6 million recorded in the general and administrative line item on the consolidated statement of operations for the year ended December 31, 2022. In accordance with the Purchase Agreement, the Company paid closing consideration to the Sellers consisting of $410.5 million in cash and (13,894,800 shares) of the Company’s common stock with an estimated fair value of $200.2 million based on the closing share price on the date of acquisition. The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the interests in STI. The Company has performed a valuation of the acquisition assets and liabilities and determined the related accounting impact. The information presented below has been adjusted to give effect to the restatement discussed in Note 21.

The consideration paid to acquire STI consisted of the following (in thousands):

Cash consideration for STI	$409,647
Cash consideration for transaction expenses of STI	896
Total cash consideration	410,543
Non-cash equity consideration	200,224
Total consideration transferred	610,767
Total purchase price consideration	$610,767

The STI Acquisition was accounted for as a business combination in accordance with ASC 805 Business Combinations. The equity consideration transferred consisted of the Company’s common stock and was measured at fair value based on the closing stock price on the Acquisition Date. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the Acquisition Date. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the expected synergies of the combined entities that are expected to be realized from the STI Acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Fair Value of Net Assets Acquired and Liabilities Assumed:	Acquisition Date	Measurement Adjustment	Remeasured Acquisition Date
Cash and cash equivalents	$36,725	$—	$36,725
Accounts receivable	110,789	—	110,789
Inventories	47,517	—	47,517
Prepaid expenses and other	23,399	—	23,399
Property, plant and equipment	4,434	—	4,434
Other intangible assets	304,431	—	304,431
Other assets	325	2,655	2,980
Total assets acquired	$527,620	$2,655	$530,275

Accounts payable	65,761	—	65,761
Deferred revenue	20,345	—	20,345
Short-term debt	44,338	—	44,338
Other liabilities	10,115	2,655	12,770
Income tax payable	7,576	—	7,576
Deferred tax liability	95,510	—	95,510
Other long-term liabilities	4,524	—	4,524
Long-term debt	12,053	—	12,053
Total liabilities assumed	$260,222	$2,655	$262,877

Fair value of net assets acquired	267,398		267,398
Allocation to goodwill	$343,369		$343,369

The purchase price allocation was based upon Management’s estimates with the assistance of a third party valuation. The estimates of the fair values of the assets acquired and liabilities assumed were estimated to approximate carrying values since they are short term in nature, and they are receivable or payable on demand. These assets and liabilities were cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other, accounts payable, other liabilities, and deferred revenue. The deferred tax liability was determined utilizing statutory rates in effect at the time of the acquisition, as applied to the respective intangible assets by jurisdiction. For assets and liabilities excluded from the scope of the intangible assets and property, plant and equipment valuation, the Company considered net book value to be a reasonable proxy as of the Acquisition Date.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The purchase price allocation includes $304.4 million of acquired identifiable intangible assets.

(in thousands, except useful lives)	Estimated Fair Value	Estimated Weighted Average Useful Life in Years
Backlog	$50,000	1
Customer relationships	228,408	10
Trade name	26,023	20
Total	$304,431

The fair value of the identifiable intangible assets has been estimated using the Excess Earnings Method (customer relationships and backlog) and Relief from Royalty Method (trade name). Significant inputs using the Excess Earnings Method and Level 3 inputs in the fair value hierarchy include economic life, estimated revenue, expenses based on historical results and forecasts, and a discount rate based on a weighted average cost of capital for customer relationships of 15% for Spain, 16.5% for Brazil and 14.0% for Spain foreign sourced projects and for order backlog of 8.5% for Spain, 9.5% for Brazil and 7.5% for Spain foreign sourced projects. Significant inputs to the Relief from Royalty method model include estimates of future revenue, economic life, estimated royalty rate of 1.25%, and a discount rate based on a weighted average cost of capital 15.2%. The weighted average cost of capital was determined based on the Company’s capital structure, cost of capital, inherent business risk profile and long-term growth expectations. The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the STI Acquisition.

The amounts of revenue and net loss of STI included in the Company’s consolidated statement of operations from the Acquisition Date through December 31, 2022 are $369.7 million and $(21.5) million, respectively.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and STI as if the acquisition had occurred on January 1, 2021, after giving effect to certain unaudited pro forma adjustments. The unaudited pro forma adjustments reflected herein include only those adjustments that are directly attributable to the STI Acquisition including amortization of intangibles, debt financing expenses and tax benefits. The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the STI Acquisition and is not necessarily indicative of the operating results that would have actually occurred had the STI Acquisition been consummated on January 1, 2021, (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$1,645,962	$1,118,903
Net income (loss)	$36,285	$(74,215)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
4.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$423,071	$236,149
Less: allowance for credit losses	(1,888)	(140)
Accounts receivable, net	$421,183	$236,009

Included in accounts receivable are amounts retained by project owners that represent funds withheld by our customers until the products are installed by a third-party, arranged by the customer, and the project is declared operational. Such retention amounts were $47.4 million and $13.5 million as of December 31, 2022 and 2021, respectively. All retention amounts outstanding as of December 31, 2022 are collectible within the next 12 months.

The following is the activity of the reserve for credit losses on accounts receivable which includes trade accounts receivable and unbilled accounts receivable (in thousands):

	December 31,
	2022	2021
Beginning balance	$(140)	$(663)
Provision for credit losses	(2,599)	303
Collected	731	130
Written-off	120	90
Ending balance	$(1,888)	$(140)

5.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$72,241	$85,470
Finished goods	169,192	127,598
Reserve for excess or obsolete inventory	(8,274)	(7,415)
Total	$233,159	$205,653

As of December 31, 2022, inventory valued using the average cost method and the FIFO method were $209.3 million and $23.8 million, respectively. No inventory was valued using the FIFO method as of December 31, 2021.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

The following table presents the change in the inventory reserve balances (in thousands):

	December 31,
	2022	2021
Beginning balance	$(7,415)	$(6,425)
Increases	(4,044)	(1,766)
Write-offs	3,185	776
Ending balance	$(8,274)	$(7,415)

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2022	2021
Land	N/A	$1,583	$1,340
Buildings and land improvements	15-39	7,411	2,451
Manufacturing equipment	7	18,983	13,924
Furniture, fixtures and equipment	5-7	3,583	476
Vehicles	5	585	161
Hardware and software	3-5	3,706	1,683
Assets in progress	N/A	5,142	1,880
Total		40,993	21,915
Less: accumulated depreciation		(17,819)	(11,223)
Property, plant and equipment, net		$23,174	$10,692

Depreciation expense was $2.6 million, $2.4 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $1.6 million, $2.0 million and $2.0 million, respectively, was allocated to cost of revenues and $1.0 million, $0.4 million and $0.2 million, respectively, is included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

7.    Goodwill and Other Intangible Assets

Goodwill
At December 31, 2021 goodwill related to the Former Parent’s acquisition of the Company was $69.7 million, net of accumulated impairment of $51.9 million.

As a result of the STI Acquisition, the Company recorded $343.4 million of goodwill and began reporting two segments, Array Legacy Operations and the newly acquired STI Operations.

The following table presents change in goodwill balances by reportable segment (in thousands):

Array Technologies, Inc.
Notes to Consolidated Financial Statements

	Array Legacy Operations	STI Operations	Total
Beginning balance as of December 31, 2021	$69,727	$—	$69,727
Acquisition of STI	—	343,369	343,369
Foreign currency translation	—	3,088	3,088
Ending balance as of December 31, 2022	$69,727	$346,457	$416,184

At March 31, 2022, the Company determined that the decrease in its stock price from December 31, 2021 and the continuing negative impact of the price of raw materials to the gross margin of the Array Legacy Operations reporting unit during the quarter were events indicating that the fair value of the Array Legacy Operations reporting unit may be less than its carrying amount. Based on the Company’s quantitative goodwill impairment analysis of the Array Legacy Operations reporting unit at March 31, 2022, the fair value exceeded the carrying value and accordingly, no impairment was recorded.

The Company completed its annual goodwill impairment test, utilizing a qualitative impairment analysis, and concluded goodwill was not impaired as of December 31, 2022.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2022	2021
Amortizable:
Costs:
Developed technology	14	$203,800	$203,800
Customer relationship	10	321,935	89,500
Backlog	1	51,015	—
Trade name	20	25,682	—
Total amortizable intangibles		602,432	293,300
Accumulated amortization:
Developed technology		94,347	79,790
Customer relationship		81,268	49,057
Backlog		49,507	—
Trade name		1,246	—
Total accumulated amortization		226,368	128,847
Total amortizable intangibles, net		376,064	164,453

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$386,364	$174,753

Amortization expense related to intangible assets was $98.2 million, $23.5 million and $25.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents estimated future annual amortization expense (in thousands):

Amount
2023	$49,733
2024	47,923
2025	47,923
2026	43,616
2027	38,973
Thereafter	147,896
$376,064

8.    Income Taxes

The components of the Company’s income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$34,344	$(61,332)	$77,778
Foreign	(39,296)	211	—
Income (loss) before provision for income taxes	$(4,952)	$(61,121)	$77,778

The provision for income taxes charged to operations consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current expense (benefit):
Federal	$12,826	$(8)	$17,248
State	1,630	(668)	4,196
Foreign	7,725	60	—
	22,181	(616)	21,444
Deferred expense (benefit):
Federal	(6,160)	(9,085)	(2,799)
State	(960)	(1,017)	60
Foreign	(24,445)	—	—
	(31,565)	(10,102)	(2,739)
Total income tax expense (benefit)	$(9,384)	$(10,718)	$18,705

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Bad debts	$234	$32
Inventories	2,780	2,411
Accrued warranties	3,575	1,242
Accrued compensation	637	315
Net operating loss	1,014	1,944
Equity-based compensation	2,240	948
Lease liabilities	4,588	2,661
Premium on capped call	10,792	12,356
Interest expense carryforward	6,750	5,301
Capitalized research and development expenses	1,752	—
Other	2,435	275
Deferred tax assets	36,797	27,485
Valuation allowance	(1,449)	(222)
Deferred tax assets, net	35,348	27,263
Deferred tax liabilities:
Property, plant, and equipment	(1,592)	(1,083)
Intangible assets	(85,927)	(14,165)
ROU assets	(3,969)	(2,670)
Deferred tax liabilities	(91,488)	(17,918)
Deferred tax asset (liability), net	$(56,140)	$9,345

Array Technologies, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense computed at the federal statutory rate of 21% to actual income tax expense at the Company’s effective rate is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax rate reconciliation
Income tax expense (benefit) at U.S. statutory rate	$(1,040)	$(12,835)	$16,333
State income taxes	530	(1,545)	3,375
Officer’s compensation	740	435	—
Equity-based compensation	712	1,542	852
Contingent consideration	(947)	567	5,553
Tax credits	(421)	(620)	(79)
Effect of CARES Act	—	—	(6,608)
Non-U.S. income taxed at different rate than U.S. statutory rate	(4,274)	—	—
Non-U.S. tax incentives	(4,183)	—	—
Foreign derived intangible income benefit	(1,668)	—	(1,201)
Transaction costs	1,628	950	—
Change in valuation allowance	(534)	14	—
Nondeductible expenses	10	69	437
Other	63	705	43
Total income tax expense (benefit)	$(9,384)	$(10,718)	$18,705

The Company operates under a non-U.S. tax incentive which reduces the overall effective tax rate of the Company. As of December 31, 2022, the Company had satisfied the conditions enumerated in these agreements. Included in the accompanying Consolidated Financial Statements are tax benefits of $4.2 million for 2022 from the non-U.S. tax incentive.

As of December 31, 2022, the Company has federal income tax net operating loss (“NOL”) carryforwards of approximately $4.8 million that do not expire, state income tax NOL carryforwards of approximately $4.5 million that will expire in future years beginning in 2029, and foreign NOLs are immaterial. As of December 31, 2021, the Company has federal income tax NOL carryforwards of approximately $5.1 million that do not expire, state income tax NOL carryforwards of approximately $9.7 million that will expire in future years beginning in 2029, and foreign NOLs are immaterial.

Realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate type and in the appropriate jurisdictions. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. It is not more likely than not that deferred tax assets from certain U.S. Federal, state and foreign net operating loss would be realized due to type and location of future earnings and as such the Company has a valuation allowance of $1.4 million and $0.2 million for the years ended years ended December 31, 2022 and 2021. A valuation allowance of $1.8 million was recorded as of the acquisition date of STI for deferred tax assets.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
ASC 740 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. In accordance with ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. The Company had no unrecognized income tax benefits at either December 31, 2022 or 2021.

The Company files income tax returns in the U.S. federal jurisdiction, in multiple U.S. states, as well as in non-U.S. jurisdictions. Through global expansion and the acquisition of STI, the Company has a significant presence in Spain and Brazil. The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The Company is not subject to U.S. federal, state and non-U.S. income tax examinations by tax authorities for years before 2017. There are currently no income tax audits in any material jurisdictions.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Repatriation of funds could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or state income taxes and the impact of foreign currency movements. At December 31, 2022, management believed that sufficient liquidity was available in the U.S. The Company will consider repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, these particular repatriation activities have not and are not expected to result in a significant incremental tax liability to the Company.

As of December 31, 2022, the Company has accumulated deficits in undistributable earnings in material non-U.S. jurisdictions. As such, no deferred taxes have been recorded.

The Company does not receive tax basis for payments made related to the Tax Receivable Agreement (“TRA”) payable to the former owner. Refer to Note 15 - Commitments and Contingencies, for detail on the TRA, which was a contingent consideration at the time of the Array acquisition.

9.     Accrued Warranty Reserve

The following table presents changes in the accrued warranty reserve balances (in thousands):

	December 31,
	2022	2021
Beginning balance	$3,192	$3,049
Provision for warranties issued	5,289	1,064
Payments	(1,868)	(373)
Warranty expirations	(1,137)	(548)
Ending balance	$5,476	$3,192

Array Technologies, Inc.
Notes to Consolidated Financial Statements
10.    Debt

Senior Secured Credit Facility
The senior secured credit facility consisted of the following (in thousands):

	December 31,
	2022	2021
Term loan facility	$312,475	$326,775
Revolving credit facility	—	—
	312,475	326,775
Unamortized discount and issuance costs	(19,135)	(23,282)
Senior secured credit facility, net of unamortized debt discount and issuance costs	293,340	303,493
Current portion of term loan facility	(4,300)	(4,300)
Senior secured credit facility, net of current portion and unamortized discount and issuance costs	$289,040	$299,193

On October 14, 2020, the Company entered into a senior secured credit facility which was amended on February 23, 2021 (the “First Amendment”) and again on February 26, 2021 (the “Second Amendment”). The senior secured facility consisted originally of (i) a $575 million senior secured 7-year term loan facility (the “Term Loan Facility”) and (ii) a $150 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The First Amendment, in the case of Eurocurrency borrowings, lowered the London interbank offered rate floor to 50 basis points from 100 basis points and lowered the applicable margin to 325 basis points from 400 basis points per annum. The Second Amendment increased the borrowing capacity of the Revolving Credit Facility from $150 million to $200 million.

The outstanding balance on the Term Loan Facility was $312.5 million and $326.8 million as of December 31, 2022 and 2021, respectively. The balance of the Term Loan Facility is presented in the accompanying consolidated balance sheets, net of debt discount and issuance costs of $19.1 million and $23.3 million at December 31, 2022 and 2021, respectively.

Under the Revolving Credit Facility, the Company had no outstanding balance as of both December 31, 2022 and 2021, $38.8 million and $13.6 million in standby letters of credit as of December 31, 2022 and 2021, respectively, and availability of $161.2 million and $186.4 million as of December 31, 2022 and 2021, respectively.

Terms and Conditions of the Senior Secured Credit Facility
Interest Rates
The interest rates applicable to the loans under the Term Loan Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 300 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the LIBOR for the relevant currency, adjusted for statutory reserve requirements, and (b) 100 basis points, plus, in each case, the applicable margin of 400 basis points per annum. Pursuant to the First

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Amendment, (i) the applicable margin (a) with respect to ABR borrowings was reduced to 225 basis points and (b) with respect to Eurocurrency borrowings was reduced to 325 basis points and (ii) the LIBOR floor referred to in clause (ii)(b) above was reduced from 100 to 50 basis points. Applicable interest rate at December 31, 2022 was 7.94%

The interest rates applicable to the loans under the Revolving Facility equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the adjusted LIBOR rate as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 150 basis points, plus, in each case, the applicable margin of 225 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the London interbank offered rate for the relevant currency, adjusted for statutory reserve requirements, and (b) 50 basis points, plus, in each case, the applicable margin of 325 basis points per annum.

Prepayments and Amortization
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

Additionally, the Term Loan Facility requires an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2022.

Restrictive Covenants and Other Matters
The Revolving Credit Facility includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 7.10 to 1.00. As of December 31, 2022, the Company was in compliance with all the required covenants.

The Senior Secured Credit Facility also contains affirmative and negative covenants customary for financings of this type, including covenants that restrict our incurrence of indebtedness and liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control.

Guarantees and Security
The obligations under the Senior Secured Credit Facility are guaranteed by ATI Investment Sub, Inc. and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the future property and assets of the guarantor and the borrower, Array Tech, Inc. (f/k/a Array

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Technologies, Inc.), including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

Convertible Debt
Convertible debt consisted of the following (in thousands):

	December 31,
	2022	2021
1.00% Convertible Senior Notes	$425,000	$425,000
Unamortized discount and issuance costs	(11,248)	(13,137)
1.00% Convertible Senior Notes, net	$413,752	$411,863

On December 3, 2021 and December 9, 2021, the Company completed a $425.0 million private offering ($375 million and $50 million, respectively), of its 1.00% Convertible Senior Notes due 2028, resulting in proceeds of $413.3 million ($364.7 million and $48.6 million, respectively) after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee (the “Indenture”).

For the year ended December 31, 2022, interest expense related to the Convertible Notes was $6.1 million, of which, $4.2 million was contractual interest and of $1.9 million was amortization of debt discount and issuance costs. Interest expense for the year ended December 31, 2021 was $0.4 million, of which, $0.3 million was contractual interest and $0.1 million amortization of debt discount and issuance costs. The discount and issuance costs will be amortized over the life of the debt using the effective interest rate of 1.5%.

The Convertible Notes are senior unsecured obligations of the Company that mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.

The Convertible Notes were not convertible during the year ended December 31, 2022 and none have been converted to date. As the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact to earnings per share for the year ended December 31, 2022.

Redemption
At any time prior to the close of business on the business day immediately preceding June 1, 2028, the Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price then in effect on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Convertible Notes on each such trading

Array Technologies, Inc.
Notes to Consolidated Financial Statements
day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as described in the Indenture. On or after June 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion of the Convertible Notes, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

The Company may redeem (an “Optional Redemption”) for cash all or any portion of the Convertible Notes, at its option, on or after December 6, 2025, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding Convertible Notes, at least $100 million aggregate principal amount of Convertible Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for the Convertible Notes.

The conversion rate for the Convertible Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The initial conversion price of the Convertible Notes represented a premium of approximately 32.5% to the last reported sale price of the Company’s common stock on the Nasdaq Global Market on November 30, 2021. The conversion rate for the Convertible Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if the Company delivers a notice of redemption in respect of the Convertible Notes, the Company will, under certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert its Convertible Notes (or any portion thereof) in connection with such a corporate event or convert its Convertible Notes called (or deemed called) for redemption during the related Redemption Period (as defined in the Indenture), as the case may be.

If the Company undergoes a Fundamental Change (as defined in the Indenture), holders may require, subject to certain conditions and exceptions, the Company to repurchase for cash all or any portion of their Convertible Notes at a Fundamental Change Repurchase Price (as defined in the Indenture) equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture).

The Indenture includes customary covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or certain of its subsidiaries after which the Convertible Notes become automatically due and payable.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

The Company made a tax election to integrate the Convertible Notes and the Capped Calls. The accounting impact of this tax election makes the Capped Calls deductible as original issue discount interest for tax purposes over the term of the note, and results in a $10.8 million deferred tax asset recorded as an adjustment to additional paid-in capital on the consolidated balance sheets as of December 31, 2022.

Other Debt
In connection with the STI Acquisition, the Company assumed the debt obligations of STI outstanding with various local banking and credit institutions (“Other Debt”). As of December 31, 2022, the total outstanding balance on these debt obligations was $52.0 million, of which, approximately $20.3 million is subject to fixed interest rates ranging from 0.55% to 4.52%. The remaining $31.7 million is subject to variable interest rates ranging from 1.99% to 3.96%. Total interest expense for Other Debt in 2022 was $2.4 million.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Aggregate Debt Maturities
Aggregate future debt maturities are as follows (in thousands):

Amount
2023	$38,691
2024	13,583
2025	8,257
2026	6,453
2027	297,442
Thereafter	425,000
$789,426

11.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
The Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors (the “Purchasers”) pursuant to which, on August 11, 2021, the Company issued 350,000 shares of its newly designated Series A Shares and 7,098,765 shares of the Company’s common stock for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the SPA, on September 27, 2021, the Company issued and sold to the Purchasers 776,235 shares of common stock for an aggregate purchase price of $0.01 million (the “Prepaid Forward Contract”). The Company used the net proceeds to repay the $102.0 million outstanding balance under its existing Revolving Credit Facility and prepay $100.0 million of the Company’s Term Loan Facility. The Series A Shares have no maturity date.

The SPA gives the Company the option to require the Purchasers to purchase, up to an additional 150,000 shares of Series A Shares until June 30, 2023 and up to 3,375,000 shares of common stock (or up to 6,100,000 shares of common stock in the event of certain price-related adjustments), subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction, for an aggregate purchase price up to $148.0 million (the “Delayed Draw Commitment”).

On January 7, 2022, pursuant to the Delayed Draw Commitment, the Company issued and sold to the Purchasers, 50,000 shares of Series A Shares and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”).

The Company evaluated the accounting for the instruments issued pursuant to the SPA and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Delayed Draw Commitment are freestanding instruments accounted for in equity. The Series A Shares are recorded in temporary equity on the consolidated balance sheets as they have redemption features upon certain triggering events that are outside the Company’s control, such as a fundamental change.

The proceeds of the Series A Shares, net of transaction costs and discount of $334.6 million have been allocated to each instrument based on its relative fair value. At the Initial Closing date, $229.8 million was allocated to the Series A Shares, $105.4 million to common stock, $12.4 million to the Delayed Draw Commitment, which was recorded as a debit to additional paid-in-capital, and $11.7 million to the Prepaid Forward Contract.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Direct costs associated with the issuance of the Securities were $11.1 million, which along with the $4.4 million discount, have been accounted for as a reduction in the proceeds of the Securities. The net proceeds of $334.6 million have been allocated to Series A Shares of $229.8 million, common stock of $105.4 million and additional paid-in capital of $12.4 million for the committed financing put right.

The Additional Closing proceeds, net of transaction costs and discount of $1.3 million, were allocated among the Series A Shares and common stock based on the proceeds of $33.1 million and $15.9 million, respectively.

The Company has presented the Series A Shares in temporary equity and accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $23.2 million and $7.4 million for the years ended December 31, 2022 and 2021, respectively.

Dividends
On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Shares either in (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below), (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25% (the “Permitted Accrued Dividends,”) or (iii) a combination thereof. Following the fifth anniversary of the Initial Closing, dividends are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of the Company’s common stock equal to the quotient of (i) the amount of Default Accrued Dividends divided by (ii) 95% of the 30-day VWAP of the Company’s common stock (“Non-Cash Dividend”).

The “Cash Regular Dividend Rate” of the Series A Shares means (i) initially, 5.75% per annum on the Liquidation Preference and (ii) increased by (a) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Initial Closing and (b) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Initial Closing. The “Accrued Regular Dividend Rate” on the Series A Shares means 6.25% per annum on the Liquidation Preference.

As used herein, “Liquidation Preference” means, with respect to any shares of the Series A Shares, the initial liquidation preference of $1,000 per share plus any accrued dividends of such share as the time of the determination.

During the first nine months of fiscal year 2022, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $18.7 million. This amount was settled with the payment of cash in September 2022. As of December 31, 2022 the Company has accrued and unpaid dividends of $6.4 million.

The Series A Shares have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A Shares is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount

Array Technologies, Inc.
Notes to Consolidated Financial Statements
of the Series A Shares by a corresponding amount. Accordingly, the discount is amortized over five years using the effective yield method.

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

Ranking and Liquidation Preference
The Series A Shares rank senior to the Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (a “Liquidation”). Upon a Liquidation, each of Series A Redeemable Share would be entitled to receive an amount per share (the “Liquidation, Redemption or Repurchase Amount”) equal to the greater of (i) the Liquidation Preference of such share, plus all accrued and unpaid dividends (including any Accrued Dividends) thereon and (ii) an amount in cash equal to the sum of (a) 130.0% of the Initial Liquidation Preference (as defined below) of such share, minus (b) the cumulative amount of cash dividends paid in respect of such share prior to such payment. As used herein, “Liquidation Preference” means, with respect to any of the Series A Shares, the initial liquidation preference of $1,000 per share (the “Initial Liquidation Preference”) plus any Accrued Dividends of such share as of the time of determination.

Redemption Rights
The Company may redeem all or any portion of the Series A Shares (in increments of not less than $200 million based on the Liquidation Preference of the Series A Shares to be redeemed at such time (or such lesser amount to the extent the Company chooses to redeem all of the outstanding shares of Series A Shares)) for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount. Upon a “Fundamental Change” (involving a change of control, bankruptcy, insolvency or liquidation of the Company as further described in the Certificate of Designations), each Holder shall have the right to require the Company to redeem all or any part of the Holder’s Series A Shares for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount.

Voting Rights
Each Holder of Series A Shares will have one vote per share on any matter on which Holders of Series A Shares are entitled to vote separately as a class (as described below), whether at a meeting or by written consent. The Holders of Series A Shares do not otherwise have any voting rights.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
12.    Common and Preferred Stock

Common Stock
Each holder of Common Stock shall be entitled to one vote for each share of Common Stock held as of the applicable record date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Common Stock shall be entitled to share equally, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the Board of Directors of the Company (the “Board”), subject to the preferences applicable to holders of Preferred Stock. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, all assets of the Corporation of whatever kind available for distribution to the holders of Common Stock shall be divided among and paid ratably to the holders of Common Stock, subject to the preferences applicable to holders of Preferred Stock.

Preferred Stock
Preferred Stock may be issued from time to time by the Company for such consideration as may be fixed by the Company’s Board of Directors (the “Board”). The Board is authorized to provide for one or more series of Preferred Stock and to fix the designation of such series, the voting rights, preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of Preferred Stock and the number of shares of such series, as may be permitted under the General Corporation Law of the State of Delaware. The powers, preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of Preferred Stock, if any, may differ from those of any and all other series at any time outstanding.

13.    Revenue

The Company disaggregates its revenue from contracts with customers by those sales recorded over-time and sales recorded at a point in time.

The following table presents the Company’s disaggregated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Over-time revenue	$1,155,848	$519,003	$503,238
Point in time revenue	481,698	334,315	369,424
Total revenue	$1,637,546	$853,318	$872,662

Contract assets consisting of unbilled receivables are recorded within accounts receivable on the consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	December 31,
	2022	2021	2020
Unbilled receivables	$101,513	$111,224	$18,073

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities (i.e., deferred revenue) relate to advanced orders and

Array Technologies, Inc.
Notes to Consolidated Financial Statements
payments received by the Company. Contract liabilities consisting of deferred revenue recorded on a contract-by-contract basis at the end of each reporting period were as follows (in thousands):

	December 31,
	2022	2021	2020
Deferred revenue	$178,922	$99,575	$149,821

During the years ended December 31, 2022 and 2021, the Company converted $84.7 million and $149.8 million deferred revenue to revenue, respectively, which represented 85% and 100% of the prior years’ deferred revenue balance, respectively.

Bill-and-Hold Arrangement
Revenue recognized for the Company’s ITC related contracts and standalone system component sales are recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms. In certain situations, when product is still in our custody and title and risk of loss has passed to the customer (known as a bill-and-hold arrangement), revenue will be recognized when all the specific requirements for transfer of control under a bill-and-hold arrangement have been met.

In 2022, the Company had one contract with a customer for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties. The related revenue was approximately $13.7 million, which was paid in full as of December 31, 2022 and the product was shipped to the customer in January 2023. The Company had $168.9 million in total revenue with customers for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties for the years ended December 31, 2021.

Remaining Performance Obligations
As of December 31, 2022, the Company had $719.3 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
14.    Earnings per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$4,432	$(50,403)	$59,073
Preferred dividends and accretion	(48,054)	(15,715)	—
Net income (loss) to common shareholders	(43,622)	(66,118)	59,073

Basic:
Weighted average common shares outstanding	149,819	129,984	121,467
Earnings (loss) per share	$(0.29)	$(0.51)	$0.49

Diluted:
Weighted average common shares outstanding	149,819	129,984	121,467
Effect of Restricted Stock and Performance Awards	—	—	47
Weighted average dilutive shares	149,819	129,984	121,514
Income (loss) per share	$(0.29)	$(0.51)	$0.49

Potentially dilutive common shares issued pursuant to equity-based awards of 500,006 were not included as their effect was anti-dilutive for the year ended December 31, 2020. Potentially dilutive common shares issuable pursuant to equity-based awards of 2,165,217 and 1,078,096 were not included for the years ended December 31, 2022 and 2021, respectively, as their potential effect was anti-dilutive since the Company generated a net loss to common shareholders. There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for the years ended December 31, 2022 and 2021, as the par value of the Convertible Notes is required to be paid in cash upon conversion and the stock price has not exceeded the conversion price on the Convertible Notes.

There were 26,671,594 Class B Units and 1,000 Class C Units of Former Parent issued to certain employees or directors of the Company which were not included in the calculation of basic or diluted EPS for the year ended December 31, 2020, as the Class B and Class C units do not represent potential units of the Company.

15.    Commitments and Contingencies

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

On August 17, 2022, the Court in the Plymouth Action set a briefing schedule for any motion to dismiss with the opening motion and supporting memorandum to be filed on or before October 17, 2022, any opposition to be filed on or before December 16, 2022, and any reply in support of the motion to be filed on or before January 16, 2023. The Company and other defendants in the Plymouth Action filed a joint motion to dismiss (the “Motion to Dismiss”) the Consolidated Amended Complaint on October 17, 2022. The lead plaintiff filed a motion opposing the Motion to Dismiss on December 16, 2022, and the Company and other defendants filed a reply in support of the motion to dismiss on January 17, 2023.

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

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the consolidated balance sheets as of December 31, 2022.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, Array Tech, Inc. entered into a TRA with the former majority shareholder of the Company. The TRA is

Array Technologies, Inc.
Notes to Consolidated Financial Statements
valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by the Company, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the consolidated statements of operations. As of December 31, 2022 and December 31, 2021, the fair value of the TRA was $8.6 million and $14.6 million, respectively.

The Company considers certain factors to estimate the future expected TRA payments to the former owners include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA. These factors are classified as Level 3 inputs within the fair value hierarchy as discussed in Note 2 – Summary of Significant Accounting Policies.

The following table summarizes the activity related to our estimated TRA obligation (in thousands):

TRA Liability
Balance, December 31, 2020	19,691
IRS Settlement	2,696
Fair value adjustment	(7,810)
Balance, December 31, 2021	14,577
Fair value adjustment	(4,507)
Payments	(1,483)
Balance, December 31, 2022	$8,587

Payments made under the TRA incorporate tax positions taken by the Company and are due within 125 days following the filing of the Company’s U.S. federal and state income tax returns under procedures described in the TRA. The current portion of the TRA liability is based on expected tax returns. The TRA will continue until all tax benefit payments have been made or the Company elects early termination under the terms described in the TRA.

The undiscounted future expected payments under the TRA are as follows (in thousands):

Amount
2023	$1,806
2024	1,762
2025	1,615
2026	1,425
2027	1,232
Thereafter	2,516
$10,356

Earn-Out Liability
The Company had a liability to its selling stockholders for contingent consideration consisting of earn-out payments in the form of cash upon the occurrence of certain events, including the sale, transfer, assignment, pledge, encumbrance, distribution or disposition of shares held by the acquirer to a third-party; initial public

Array Technologies, Inc.
Notes to Consolidated Financial Statements
offering of the equity securities of Former Parent, acquirer or the Company; the sale of equity securities or assets of Former Parent, acquirer or the Company to a third-party; or a merger, consolidation, recapitalization or reorganization of Former Parent, acquirer or the Company. The maximum aggregate earn-out consideration was $25.0 million. The earn-out liability was fully paid in the year ended December 31, 2020.

Surety Bond
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of December 31, 2022, the Company had surety bonds outstanding in the amount of $199.3 million.

16.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows (in thousands):

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$413,752	$430,236	$411,863	$410,771

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

The fair value of the Term Loans and Other Debt is estimated using Level 2 inputs. The carrying values of the Term Loans outstanding under the Senior Secured Credit facility recorded in consolidated balance sheets approximate fair value due to the variable interest rate.

Other Debt totaling $52.0 million, consists of $31.7 million variable rate obligations and $20.3 million fixed rate obligations. Of the $20.3 million fixed rate obligations, $14.9 million mature in 2023 and $5.4 million mature in 2024. Due to the relative short term maturity of these obligation, the Company believes current carrying value approximates fair value. The carrying value of the $31.7 million variable rate obligations approximate fair value due to the variable nature of the interest rate.

17.    Equity-Based Compensation

2020 Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

Restricted Stock Units
Pursuant to the 2020 Plan, the Company grants restricted stock units (“RSUs”) to employees and board of director members. The fair value of the RSUs is determined using the market value of common stock on the grant date.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

RSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2019	—	$—
Shares granted	500,006	$22.00
Shares vested	—	$—
Shares forfeited	—	$—
Outstanding non-vested, December 31, 2020	500,006	$22.00
Shares granted	661,924	$23.17
Shares vested	(157,473)	$22.00
Shares forfeited	(74,048)	$27.51
Outstanding non-vested, December 31, 2021	930,409	$22.39
Shares granted	1,484,782	$10.93
Shares vested	(458,849)	$20.00
Shares forfeited	(255,518)	$15.42
Outstanding non-vested, December 31, 2022	1,700,824	$13.81

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain executives. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs with a market condition for each grant year:

	2022	2021
Volatility	60%	66%
Risk-free interest rate	2.83%	0.28%
Dividend yield	—%	—%

Array Technologies, Inc.
Notes to Consolidated Financial Statements

PSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs
Outstanding non-vested, December 31, 2020	—	$—
Shares granted	177,472	$28.25
Shares vested	—	$—
Shares forfeited	(29,785)	$30.74
Outstanding non-vested, December 31, 2021	147,687	$27.75
Shares granted	466,916	$10.88
Shares vested	—	$—
Shares forfeited	(150,210)	$20.81
Outstanding non-vested, December 31, 2022	464,393	$11.96

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $14.8 million, $16.3 million and $4.8 million, respectively, in equity-based compensation. At December 31, 2022, the Company had $17.9 million of unrecognized compensation costs related to RSUs and PSU, which is expected to be recognized over approximately 1.9 years and 2.2 years, respectively.

Class B Units and Class C Units of Former Parent
The Company accounted for equity grants to employees of Class B units and Class C units (collectively, the “Units”) of Former Parent as equity-based compensation under ASC 718 Compensation-Stock Compensation. The Units contain vesting provisions and do not forfeit upon termination. Equity-based compensation cost is measured at the grant date fair value and is recognized on a straight-line basis over the requisite service period, including those Units with graded vesting with a corresponding credit to additional paid-in capital as a capital contribution from Former Parent. The amount of equity-based compensation at any date is equal to the portion of the grant date value of the award that is vested.

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

On November 19, 2019 and May 19, 2020, Former Parent issued 22,326,653 and 4,344,941, respectively, Class B Units to certain employees of the Company. On March 28, 2020, Former Parent issued 1,000 Class C Units to a member of the board of directors of the Company.

On March 23, 2021, in connection with the closing of the 2021 Follow-On Offering, all of the outstanding Class B and Class C Units of Former Parent were immediately vested per the terms of the equity awards, resulting in the Company accelerating the recognition of equity-based compensation expense of $8.9 million for the year ended December 31, 2021.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Employee Stock Purchase Plan
The Company’s Compensation Committee approved the Employee Stock Purchase Plan in December 2021. The Plan allows employees to purchase shares at a 15% discount off the lower of the stock price at the beginning or ending of the six months window through payroll deductions. The plan is considered compensatory in nature and the Company recorded equity-based compensation expense on the plan beginning in 2022. During the year ended December 31, 2022, the Company recorded $0.1 million in equity-based compensation related to the Employee Stock Purchase Plan.

401(k) Plan
We have a defined contribution plan (“401(k) Plan”) which allows eligible employees to contribute up to 75% of their compensation up to the Internal Revenue Service maximum. We match each employee’s deferrals (contributions) at 100% for the first 3% and 50% of the fourth and fifth percentages of compensation and may make additional contributions at our discretion. Employees are immediately vested in the contributions made by us. Our contributions to the 401(k) Plan were $1.5 million, $1.1 million, and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded in cost of revenue and general and administrative expense. We have made no discretionary contributions to the 401(k) Plan to date.

18.     Leases

Effective January 1, 2021, the Company adopted ASC 842 Leases (“ASC 842”) using the modified retrospective approach. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification and not reassess initial direct lease costs. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in recording of net operating lease ROU assets and corresponding operating lease liabilities of $13.2 million and $13.5 million, respectively. The standard did not materially affect the consolidated statements of income and had no impact on the consolidated statements of cash flows.

The following table summarizes the Company’s ROU assets and lease liabilities (in thousands):

		December 31,
	Location on the Consolidated Balance Sheets	2022	2021
ROU Assets	Other assets	$17,770	$11,245

Lease liabilities, current portion	Other current liabilities	$6,509	$5,909
Lease liabilities, long-term portion	Other long-term liabilities	13,897	5,359
Total lease liabilities		$20,406	$11,268

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense	$7,701	$6,635
Variable lease expense	1,089	106
Short-term lease expense	327	—
Total lease expense	$9,117	$6,741

Future minimum operating lease payments as of December 31, 2022, are as follows (in thousands):

Operating Leases
2023	$6,966
2024	5,598
2025	4,399
2026	1,606
2027	1,453
Thereafter	2,908
Total lease payments	22,930
Less: Imputed lease interest	(2,524)
Total lease liabilities	$20,406

Other information pertaining to operating leases consists of the following:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease-term	4.2 years	3.8 years
Weighted average discount rate	5.4%	5.0%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating cash flows from operating leases	$5,380	$6,644
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$12,558	$17,363

19.    Related Party Transactions

Consent Fees-Related Party
The Company incurred $2.2 million in consent fees with its former majority shareholder to allow a carryback of post-acquisition net operating losses to pre-acquisition periods under the CARES Act. The remaining balance due was $0.5 million as of December 31, 2022 and is classified as accounts payable – related party in the consolidated balance sheet.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Special Distribution to Former Parent
On October 14, 2020, the Company made a special distribution of $589 million to Former Parent (the “Special Distribution”).

Contingent Consideration - see Note 15 – Commitments and Contingencies

20.    Segment and Geographic Information

ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Historically, the Company managed its business on the basis of one operating and reportable segment. During the year ended December 31, 2022, the Company changed its reportable segments as a result of the STI Acquisition; the Company now operates as two segments; Array Legacy Operations and STI Operations.

Segment revenue and gross profit were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2022			2021	2020
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations	Array Legacy Operations
Revenue	$1,267,883	$369,663	$1,637,546	$853,318	$872,662
Gross Profit	$168,170	$59,106	$227,276	$82,859	$202,801

The total assets of the Array Legacy segment are $843 million or approximately 49% of total consolidated assets. The total assets of the STI segment are $863 million or approximately 51% of total consolidated assets.

The following table presents revenues by geographic region, based on the customers project location (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$1,286,064	$826,639	$805,070
Spain	129,292	7,281	181
Brazil	144,464	—	—
Australia	9,429	5,509	45,216
Rest of the world	68,297	13,889	22,195
Total revenue	$1,637,546	$853,318	$872,662

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents property, plant and equipment, net by geographic region at the end of the period (in thousands):

	December 31,
	2022	2021
U.S.	$17,789	$9,959
Spain	2,676	—
Brazil	1,676	—
Australia	1	—
Rest of the world	1,032	733
Total property, plant and equipment, net	$23,174	$10,692

21.    Restatement (Unaudited)

Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2022, the Company noted that intangible assets acquired and goodwill recognized in connection with the STI Acquisition were not initially recorded at proper amounts and were not allocated to the appropriate entities or maintained in the appropriate functional currency. In addition, an asset capitalized in connection with the STI Acquisition was identified that should have been expensed as incurred.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the unaudited quarterly condensed consolidated financial statements for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.

The following presents the restated unaudited quarterly condensed financial statements as of March 31, 2022, June 30, 2022 and September 30, 2022 and for the three month period ended March 31, 2022, the three and six month periods ended June 30, 2022 and the three and nine month periods ended September 30, 2022.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Balance Sheets

	March 31, 2022
(in thousands, except per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$49,491	$—	$49,491
Accounts receivable, net	390,921	—	390,921
Inventories, net	299,010	—	299,010
Income tax receivables	31,079	—	31,079
Prepaid expenses and other	46,495	(825)	45,670
Total current assets	816,996	(825)	816,171
Property, plant and equipment, net	16,878	—	16,878
Goodwill	379,840	62,382	442,222
Other intangible assets, net	470,690	11,345	482,035
Deferred tax assets	—	—	—
Other assets	31,314	(4,770)	26,544
Total assets	$1,715,718	$68,132	$1,783,850

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$187,466	$—	$187,466
Accounts payable - related party	478	—	478
Accrued expenses and other	54,837	—	54,837
Accrued warranty reserve	3,201	—	3,201
Income tax payable	6,452		6,452
Deferred revenue	121,624	—	121,624
Current portion of contingent consideration	—	—	—
Current portion of debt	48,180	—	48,180
Other current liabilities	10,886	—	10,886
Total current liabilities	433,124	—	433,124
Long-term liabilities
Deferred tax liability	92,931	6,329	99,260
Contingent consideration, net of current portion	9,363	—	9,363
Other long-term liabilities	7,102	—	7,102
Long-term warranty	4,743	—	4,743
Long-term debt, net of current portion	778,248	—	778,248
Total long-term liabilities	892,387	6,329	898,716
Total liabilities	1,325,511	6,329	1,331,840
Commitments and contingencies (Note 16)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 400,000 shares issued as of March 31, 2022; liquidation preference of $400.0 million as of March 31, 2022	281,792	—	281,792

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Stockholders’ equity (deficit)
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued as of March 31, 2022	—	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,173,507 shares issued as of March 31, 2022	150	—	150
Additional paid-in capital	411,232	—	411,232
Accumulated deficit	(293,956)	(3,883)	(297,839)
Accumulated other comprehensive (loss) income	(9,011)	65,686	56,675
Total stockholders’ equity	108,415	61,803	170,218
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,715,718	$68,132	$1,783,850

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Balance Sheets

	June 30, 2022
(in thousands, except per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$51,046	$—	$51,046
Accounts receivable, net	452,836	—	452,836
Due from affiliates	—	—	—
Inventories, net	329,951	—	329,951
Income tax receivables	16,217	—	16,217
Prepaid expenses and other	52,831	(825)	52,006
Total current assets	902,881	(825)	902,056
Property, plant and equipment, net	17,802	—	17,802
Goodwill	378,706	38,988	417,694
Other intangible assets, net	421,862	14,687	436,549
Deferred tax assets	18,521	—	18,521
Other assets	30,573	(4,564)	26,009
Total assets	$1,770,345	$48,286	$1,818,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$231,798	$—	231,798
Accounts payable - related party	478	—	478
Accrued expenses and other	51,072	—	51,072
Accrued warranty reserve	2,911	—	2,911
Income tax payable	419		419
Deferred revenue	167,556	—	167,556
Current portion of debt	51,494	—	51,494
Other current liabilities	6,949	—	6,949
Total current liabilities	512,677	—	512,677
Long-term liabilities
Deferred tax liability	84,819	1,771	86,590
Contingent consideration, net of current portion	7,686	—	7,686
Other long-term liabilities	9,723	—	9,723
Long-term warranty	4,056	—	4,056
Long-term debt, net of current portion	793,557	—	793,557
Total long-term liabilities	899,841	1,771	901,612
Total liabilities	1,412,518	1,771	1,414,289
Commitments and contingencies (Note 16)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 412,606 shares issued as of June 30, 2022; liquidation preference of $413.0 million as of June 30, 2022.	293,974	—	293,974

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Stockholders’ equity			—
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued as of June 30, 2022	—	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,279,160 shares issued as of June 30, 2022	150	—	150
Additional paid-in capital	401,614	—	401,614
Accumulated deficit	(299,182)	(3,681)	(302,863)
Accumulated other comprehensive (loss) income	(38,729)	50,196	11,467
Total stockholders’ equity	63,853	46,515	110,368
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,770,345	$48,286	$1,818,631

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Balance Sheets

	September 30, 2022
(in thousands, except per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$62,778	$—	$62,778
Accounts receivable, net	485,174	—	485,174
Inventories, net	269,775	—	269,775
Income tax receivables	12,765	—	12,765
Prepaid expenses and other	41,309	(825)	40,484
Total current assets	871,801	(825)	870,976
Property, plant and equipment, net	20,024	—	20,024
Goodwill	359,629	41,744	401,373
Other intangible assets, net	384,084	15,799	399,883
Deferred tax assets	18,785	—	18,785
Other assets	27,502	(4,357)	23,145
Total assets	$1,681,825	$52,361	$1,734,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$199,358	$—	199,358
Accounts payable - related party	478	—	478
Accrued expenses and other	91,102	—	91,102
Accrued warranty reserve	4,237	—	4,237
Income tax payable	10,587		10,587
Deferred revenue	154,692	—	154,692
Current portion of contingent consideration	—	—	—
Current portion of debt	47,686	—	47,686
Other current liabilities	4,981	—	4,981
Total current liabilities	513,121	—	513,121
Long-term liabilities
Deferred tax liability	74,139	2,725	76,864
Contingent consideration, net of current portion	7,113	—	7,113
Other long-term liabilities	9,113	—	9,113
Long-term warranty	3,852	—	3,852
Long-term debt, net of current portion	725,109	—	725,109
Total long-term liabilities	819,326	2,725	822,051
Total liabilities	1,332,447	2,725	1,335,172
Commitments and contingencies (Note 16)

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 400,000 shares issued as of September 30, 2022; liquidation preference of $400.0 million as of September 30, 2022	287,561	—	287,561
Stockholders’ equity			—
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued as of September 30, 2022	—	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,334,261 shares issued as of September 30, 2022	150	—	150
Additional paid-in capital	392,862	—	392,862
Accumulated deficit	(258,360)	(3,859)	(262,219)
Accumulated other comprehensive (loss) income	(72,835)	53,495	(19,340)
Total stockholders’ equity	61,817	49,636	111,453
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,681,825	$52,361	$1,734,186

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Operations

	Three Months Ended March 31, 2022
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$300,586	$—	$300,586
Cost of revenue	273,999	—	273,999
Gross profit	26,587	—	26,587

Operating expenses
General and administrative	39,827	5,598	45,425
Contingent consideration	(3,731)	—	(3,731)
Depreciation and amortization	22,652	585	23,237
Total operating expenses	58,748	6,183	64,931

Income (loss) from operations	(32,161)	(6,183)	(38,344)

Other expense
Other income (expense), net	743	—	743
Foreign currency gain	3,863	—	3,863
Interest expense	(6,942)	—	(6,942)
Total other expense	(2,336)	—	(2,336)
Income (loss) before income tax expense (benefit)	(34,497)	(6,183)	(40,680)
Income tax expense (benefit)	(12,443)	(2,300)	(14,743)
Net income (loss)	(22,054)	(3,883)	(25,937)
Preferred dividends and accretion	11,606	—	11,606
Net income (loss) to common shareholders	$(33,660)	$(3,883)	$(37,543)

Earnings (loss) per share
Basic	$(0.23)	$(0.03)	$(0.25)
Diluted	$(0.23)	$(0.03)	$(0.25)
Weighted average number of shares
Basic	148,288	—	148,288
Diluted	148,288	—	148,288

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Operations

	Three Months Ended June 30, 2022
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$419,865	$—	$419,865
Cost of revenue	379,919	—	379,919
Gross profit	39,946	—	39,946

Operating expenses
General and administrative	29,143	(207)	28,936
Contingent consideration	(1,678)	—	(1,678)
Depreciation and amortization	24,389	1,631	26,020
Total operating expenses	51,854	1,424	53,278

Income (loss) from operations	(11,908)	(1,424)	(13,332)

Other expense
Other income (expense), net	(371)	—	(371)
Foreign currency gain (loss)	(1,736)	—	(1,736)
Interest expense	(8,021)	—	(8,021)
Total other expense	(10,128)	—	(10,128)
Loss before income tax benefit	(22,036)	(1,424)	(23,460)
Income tax benefit	(16,810)	(1,626)	(18,436)
Net loss	(5,226)	202	(5,024)
Preferred dividends and accretion	12,182	—	12,182
Net loss to common shareholders	$(17,408)	$202	$(17,206)

Loss per common share
Basic	$(0.12)	$—	$(0.11)
Diluted	$(0.12)	$—	$(0.11)
Weighted average number of common shares
Basic	150,203	—	150,203
Diluted	150,203	—	150,203

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Operations

	Three Months Ended September 30, 2022
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$515,024	$—	$515,024
Cost of revenue	434,801	—	434,801
Gross profit	80,223	—	80,223

Operating expenses
General and administrative	38,911	(208)	38,703
Contingent consideration	(572)	—	(572)
Depreciation and amortization	23,364	1,534	24,898
Total operating expenses	61,703	1,326	63,029

Income (loss) from operations	18,520	(1,326)	17,194

Other income (expense)
Other expense, net	(399)	—	(399)
Legal settlement	42,750	—	42,750
Foreign currency gain (loss)	(159)	—	(159)
Interest expense	(8,746)	—	(8,746)
Total other income (expense)	33,446	—	33,446
Income (loss) before income tax (benefit) expense	51,966	(1,326)	50,640
Income tax (benefit) expense	11,144	(1,148)	9,996
Net income (loss)	40,822	(178)	40,644
Preferred dividends and accretion	12,257	—	12,257
Net income (loss) to common shareholders	$28,565	$(178)	$28,387

Income (loss) per common share
Basic	$0.19	$—	$0.19
Diluted	$0.19	$—	$0.19
Weighted average number of common shares
Basic	150,322	—	150,322
Diluted	151,382	—	151,382

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Operations

	Six Months Ended June 30, 2022
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$720,451	$—	$720,451
Cost of revenue	653,918	—	653,918
Gross profit	66,533	—	66,533

Operating expenses
General and administrative	68,970	5,391	74,361
Contingent consideration	(5,409)	—	(5,409)
Depreciation and amortization	47,041	2,216	49,257
Total operating expenses	110,602	7,607	118,209

Income (loss) from operations	(44,069)	(7,607)	(51,676)

Other expense
Other income (expense), net	372	—	372
Foreign currency gain (loss)	2,127	—	2,127
Interest expense	(14,963)	—	(14,963)
Total other expense	(12,464)	—	(12,464)
Loss before income tax benefit	(56,533)	(7,607)	(64,140)
Income tax benefit	(29,253)	(3,926)	(33,179)
Net loss	(27,280)	(3,681)	(30,961)
Preferred dividends and accretion	23,788	—	23,788
Net loss to common shareholders	$(51,068)	$(3,681)	$(54,749)

Loss per common share
Basic	$(0.34)	$(0.02)	$(0.37)
Diluted	$(0.34)	$(0.02)	$(0.37)
Weighted average number of common shares
Basic	149,246	—	149,246
Diluted	149,246	—	149,246

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Operations

	Nine Months Ended September 30, 2022
(in thousands, expect per share and share amounts) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$1,235,475	$—	$1,235,475
Cost of revenue	1,088,719	—	1,088,719
Gross profit	146,756	—	146,756

Operating expenses
General and administrative	107,881	5,183	113,064
Contingent consideration	(5,981)	—	(5,981)
Depreciation and amortization	70,405	3,750	74,155
Total operating expenses	172,305	8,933	181,238

Income (loss) from operations	(25,549)	(8,933)	(34,482)

Other income (expense)
Other expense, net	(27)	—	(27)
Legal settlement	42,750	—	42,750
Foreign currency gain (loss)	1,968	—	1,968
Interest expense	(23,709)	—	(23,709)
Total other income (expense)	20,982	—	20,982
Income (loss) before income tax (benefit) expense	(4,567)	(8,933)	(13,500)
Income tax (benefit) expense	(18,109)	(5,074)	(23,183)
Net income (loss)	13,542	(3,859)	9,683
Preferred dividends and accretion	36,045	—	36,045
Net income (loss) to common shareholders	$(22,503)	$(3,859)	$(26,362)

Income (loss) per common share
Basic	$(0.15)	$(0.03)	$(0.18)
Diluted	$(0.15)	$(0.03)	$(0.18)
Weighted average number of common shares
Basic	149,604	—	149,604
Diluted	149,604	—	149,604

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(22,054)	$(3,883)	$(25,937)
Change in foreign currency translation adjustments	(9,011)	65,686	56,675
Comprehensive income (loss)	$(31,065)	$61,803	$30,738

Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net income (loss)	$(5,226)	$202	$(5,024)
Change in foreign currency translation adjustments	(29,718)	(15,490)	(45,208)
Comprehensive loss	$(34,944)	$(15,288)	$(50,232)

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net income (loss)	$40,822	$(178)	$40,644
Change in foreign currency translation adjustments	(34,106)	3,299	(30,807)
Comprehensive income	$6,716	$3,121	$9,837

Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(27,280)	$(3,681)	$(30,961)
Change in foreign currency translation adjustments	(38,729)	50,196	11,467
Comprehensive income (loss)	$(66,009)	$46,515	$(19,494)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustment	As Restated
Net income (loss)	$13,542	$(3,859)	$9,683
Change in foreign currency translation adjustments	(72,835)	53,495	(19,340)
Comprehensive income (loss)	$(59,293)	$49,636	$(9,657)

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) - Three Months Ended March 31, 2022

	Temporary Equity		Permanent Equity
(in thousands, share amounts) (unaudited)	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	—	—	4,413	—	—	4,413
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,147	15	215,863	—	—	215,878
Preferred cumulative dividends plus accretion	—	11,606	—	—	—	—	(11,606)	—	—	(11,606)
Net loss	—	—	—	—	—	—	—	(22,054)	—	(22,054)
Other comprehensive loss	—	—	—	—	—	—	—	—	(9,011)	(9,011)
Balance, March 31, 2022	400	$281,792	—	$—	150,174	$150	$411,232	$(293,956)	$(9,011)	$108,415

Adjustments
Balance, December 31, 2021	—	$—	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(3,883)	—	(3,883)
Other comprehensive income	—	—	—	—	—	—	—	—	65,686	65,686
Total Adjustments	—	$—	—	$—	—	$—	$—	$(3,883)	$65,686	$61,803

As Restated

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Balance, December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	—	—	4,413	—	—	4,413
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,147	15	215,863	—	—	215,878
Preferred cumulative dividends plus accretion	—	11,606	—	—	—	—	(11,606)	—	—	(11,606)
Net loss	—	—	—	—	—	—	—	(25,937)	—	(25,937)
Other comprehensive income	—	—	—	—	—	—	—	—	56,675	56,675
Balance, March 31, 2022 - As Restated	400	$281,792	—	$—	150,174	$150	$411,232	$(297,839)	$56,675	$170,218

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) - Three Months Ended June 30, 2022

	Temporary Equity		Permanent Equity
(in thousands, share amounts) (unaudited)	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2022	400	$281,792	—	$—	150,174	$150	$411,232	$(293,956)	$(9,011)	$108,415
Equity-based compensation	—	—	—	—	105	—	2,944	—	—	2,944
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(380)	—	—	(380)
Preferred cumulative dividends plus accretion	13	12,182	—	—	—	—	(12,182)	—	—	(12,182)
Net loss	—	—	—	—	—	—	—	(5,226)	—	(5,226)
Other comprehensive loss	—	—	—	—	—	—	—	—	(29,718)	(29,718)
Balance at June 30, 2022	413	$293,974	—	$—	150,279	$150	$401,614	$(299,182)	$(38,729)	$63,853

Adjustments
Balance at March 31, 2022	—	$—	—	$—	—	$—	$—	$(3,883)	$65,686	$61,803
Net income	—	—	—	—	—	—	—	202	—	202
Other comprehensive loss	—	—	—	—	—	—	—	—	(15,490)	(15,490)
Total Adjustments	—	$—	—	$—	—	$—	$—	$(3,681)	$50,196	$46,515

As Restated
Balance at March 31, 2022	400	$281,792	—	$—	150,174	$150	$411,232	$(297,839)	$56,675	$170,218

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Equity-based compensation	—	—	—	—	105	—	2,944	—	—	2,944
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(380)	—	—	(380)
Preferred cumulative dividends plus accretion	13	12,182	—	—	—	—	(12,182)	—	—	(12,182)
Net loss	—	—	—	—	—	—	—	(5,024)	—	(5,024)
Other comprehensive loss	—	—	—	—	—	—	—	—	(45,208)	(45,208)
Balance, June 30, 2022 - As Restated	413	$293,974	—	$—	150,279	$150	$401,614	$(302,863)	$11,467	$110,368

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Statement of Changes in Shareholders' Equity/(Deficit) - Three Months Ended September 30, 2022

	Temporary Equity		Permanent Equity
(in thousands, share amounts) (unaudited)	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2022	413	$293,974	—	$—	150,279	$150	$401,614	$(299,182)	$(38,729)	$63,853
Equity-based compensation	—	—	—	—	55	—	4,097	—	—	4,097
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(592)	—	—	(592)
Preferred cumulative dividends plus accretion	—	12,257	—	—	—	—	(12,257)	—	—	(12,257)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	40,822	—	40,822
Other comprehensive loss	—	—	—	—	—	—	—	—	(34,106)	(34,106)
Balance at September 30, 2022	400	$287,561	—	$—	150,334	$150	$392,862	$(258,360)	$(72,835)	$61,817

Adjustments
Balance at June 30, 2022	—	$—	—	$—	—	$—	$—	$(3,681)	$50,196	$46,515
Net loss	—	—	—	—	—	—	—	(178)	—	(178)
Other comprehensive loss	—	—	—	—	—	—	—	—	3,299	3,299
Total Adjustments	—	$—	—	$—	—	$—	$—	$(3,859)	$53,495	$49,636

As Restated
Balance at June 30, 2022	413	$293,974	—	$—	150,279	$150	$401,614	$(302,863)	$11,467	$110,368

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Equity-based compensation	—	—	—	—	55	—	4,097	—	—	4,097
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(592)	—	—	(592)
Preferred cumulative dividends plus accretion	—	12,257	—	—	—	—	(12,257)	—	—	(12,257)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	40,644	—	40,644
Other comprehensive loss	—	—	—	—	—	—	—	—	(30,807)	(30,807)
Balance, September 30, 2022 - As Restated	400	$287,561	—	$—	150,334	$150	$392,862	$(262,219)	$(19,340)	$111,453

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) - Six Months Ended June 30, 2022

	Temporary Equity		Permanent Equity
(in thousands, share amounts) (unaudited)	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	—	—	7,357	—	—	7,357
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,252	15	215,483	—	—	215,498
Preferred cumulative dividends plus accretion	13	23,788	—	—	—	—	(23,788)	—	—	(23,788)
Net loss	—	—	—	—	—	—	—	(27,280)	—	(27,280)
Other comprehensive loss	—	—	—	—	—	—	—	—	(38,729)	(38,729)
Balance at June 30, 2022	413	$293,974	—	$—	150,279	$150	$401,614	$(299,182)	$(38,729)	$63,853

Adjustments
Balance, December 31, 2021	—	$—	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(3,681)	—	(3,681)
Other comprehensive income	—	—	—	—	—	—	—	—	50,196	50,196
Total Adjustments	—	$—	—	$—	—	$—	$—	$(3,681)	$50,196	$46,515

As Restated
Balance, December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Equity-based compensation	—	—	—	—	—	—	7,357	—	—	7,357
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,252	15	215,483	—	—	215,498
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—
Preferred cumulative dividends plus accretion	13	23,788	—	—	—	—	(23,788)	—	—	(23,788)
Net loss	—	—	—	—	—	—	—	(30,961)	—	(30,961)
Other comprehensive income	—	—	—	—	—	—	—	—	11,467	11,467
Balance, June 30, 2022 - As Restated	413	$293,974	—	$—	150,279	$150	$401,614	$(302,863)	$11,467	$110,368

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit) - Nine Months Ended September 30, 2022

	Temporary Equity		Permanent Equity
(in thousands, share amounts) (unaudited)	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
As Previously Reported	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	161	—	11,454	—	—	11,454
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,146	15	214,891	—	—	214,906
Preferred cumulative dividends plus accretion	13	36,045	—	—	—	—	(36,045)	—	—	(36,045)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	13,542	—	13,542
Other comprehensive loss	—	—	—	—	—	—	—	—	(72,835)	(72,835)
Balance at September 30, 2022	400	$287,561	—	$—	150,334	$150	$392,862	$(258,360)	$(72,835)	$61,817

Adjustments
Balance, December 31, 2021	—	$—	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(3,859)	—	(3,859)
Other comprehensive income	—	—	—	—	—	—	—	—	53,495	53,495
Total Adjustments	—	$—	—	$—	—	$—	$—	$(3,859)	$53,495	$49,636

As Restated

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Balance, December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	161	—	11,454	—	—	11,454
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,146	15	214,891	—	—	214,906
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	—
Preferred cumulative dividends plus accretion	13	36,045	—	—	—	—	(36,045)	—	—	(36,045)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	9,683	—	9,683
Other comprehensive loss	—	—	—	—	—	—	—	—	(19,340)	(19,340)
Balance, September 30, 2022 - As Restated	400	$287,561	—	$—	150,334	$150	$392,862	$(262,219)	$(19,340)	$111,453

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$(22,054)	$(3,883)	$(25,937)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for (recovery of) bad debts	145	—	145
Deferred tax expense (benefit)	6,649	(2,300)	4,349
Depreciation and amortization	23,023	585	23,608
Amortization of debt discount and issuance costs	1,710	—	1,710
Equity-based compensation	4,508	—	4,508
Contingent consideration	(3,731)	—	(3,731)
Warranty provision	594	—	594
Provision for inventory obsolescence	409	—	409
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(44,268)	—	(44,268)
Inventories	(46,250)	—	(46,250)
Income tax receivables	(21,924)	—	(21,924)
Prepaid expenses and other	5,960	5,598	11,558
Accounts payable	59,551	—	59,551
Accounts payable - related party	(132)	—	(132)
Accrued expenses and other	7,027	—	7,027
Income tax payable	(8,760)	—	(8,760)
Lease liabilities	6,085	—	6,085
Deferred revenue	(18,639)	—	(18,639)
Net cash used in operating activities	(50,097)	—	(50,097)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,357)	—	(2,357)
Acquisition of STI, net of cash acquired	(373,816)	—	(373,816)
Investment in equity security	—	—	—
Net cash used in investing activities	(376,173)	—	(376,173)
Cash flows from financing activities
Proceeds from Series A issuance	33,098	—	33,098
Proceeds from common stock issuance	15,885	—	15,885
Series A equity issuance costs	(175)	—	(175)
Common stock issuance costs	(450)	—	(450)
Proceeds from revolving credit facility	52,000	—	52,000
Payments on revolving credit facility	—	—	—
Proceeds from issuance of other debt	6,229	—	6,229

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Principal payments on debt	(4,368)	—	(4,368)
Contingent consideration	(1,483)	—	(1,483)
Debt issuance costs	—	—	—
Net cash provided by (used in) financing activities	100,736	—	100,736
Effect of exchange rate changes on cash and cash equivalent balances	7,355	—	7,355
Net change in cash and cash equivalents	(318,179)	—	(318,179)
Cash and cash equivalents, beginning of period	367,670		367,670
Cash and cash equivalents, end of period	$49,491	$—	$49,491

Supplemental Cash Flow Information
Stock consideration paid for acquisition of STI	$200,224	—	200,224

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net loss	$(27,280)	$(3,681)	$(30,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) bad debts	510	—	510
Deferred tax benefit	(19,984)	(3,926)	(23,910)
Depreciation and amortization	47,579	2,216	49,795
Amortization of debt discount and issuance costs	3,286	—	3,286
Equity-based compensation	7,472	—	7,472
Contingent consideration	(5,409)	—	(5,409)
Warranty provision	1,215	—	1,215
Provision for inventory obsolescence	409	—	409
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(106,548)	—	(106,548)
Inventories	(77,191)	—	(77,191)
Income tax receivables	(7,062)	—	(7,062)
Prepaid expenses and other	(376)	5,391	5,015
Accounts payable	74,645	—	74,645
Accounts payable - related party	(132)	—	(132)
Accrued expenses and other	3,356	—	3,356
Income tax payable	(7,217)	—	(7,217)
Lease liabilities	4,700	—	4,700

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Deferred revenue	47,263	—	47,263
Net cash used in operating activities	(60,764)	—	(60,764)
Cash flows from investing activities
Purchase of property, plant and equipment	(3,895)	—	(3,895)
Acquisition of STI, net of cash acquired	(373,818)	—	(373,818)
Investment in equity security	—	—	—
Net cash used in investing activities	(377,713)	—	(377,713)
Cash flows from financing activities
Proceeds from Series A issuance	33,098	—	33,098
Proceeds from common stock issuance	15,885	—	15,885
Series A equity issuance costs	(575)	—	(575)
Common stock issuance costs	(450)	—	(450)
Payments on revolving credit facility	(33,000)	—	(33,000)
Proceeds from issuance of other debt	30,599	—	30,599
Proceeds from revolving credit facility	101,000	—	101,000
Principal payments on debt	(22,377)	—	(22,377)
Contingent consideration	(1,483)	—	(1,483)
Debt issuance costs	—	—	—
Net cash provided by financing activities	122,697	—	122,697
Effect of exchange rate changes on cash and cash equivalent balances	(844)	—	(844)
Net change in cash and cash equivalents	(316,624)	—	(316,624)
Cash and cash equivalents, beginning of period	367,670		367,670
Cash and cash equivalents, end of period	$51,046	$—	$51,046

Supplemental Cash Flow Information
Stock consideration paid for acquisition of STI	$200,224	—	200,224

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2022
(in thousands) (unaudited)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$13,542	$(3,859)	$9,683
Adjustments to reconcile net income (loss) to net cash provided by, (used in) operating activities:
Provision for (recovery of) bad debts	660	—	660
Deferred tax benefit	(30,928)	(5,074)	(36,002)
Depreciation and amortization	71,207	3,750	74,957
Amortization of debt discount and issuance costs	5,003	—	5,003
Equity-based compensation	11,677	—	11,677

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Contingent consideration	(5,981)	—	(5,981)
Warranty provision	4,341	—	4,341
Provision for inventory obsolescence	(2,333)	—	(2,333)
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	(139,036)	—	(139,036)
Inventories	(14,273)	—	(14,273)
Income tax receivables	(3,610)	—	(3,610)
Prepaid expenses and other	11,146	5,183	16,329
Accounts payable	42,205	—	42,205
Accounts payable - related party	(132)	—	(132)
Accrued expenses and other	41,271	—	41,271
Warranty payments	(373)	—	(373)
Income tax payable	2,951	—	2,951
Lease liabilities	1,914	—	1,914
Deferred revenue	34,772	—	34,772
Net cash provided by, (used in) operating activities	44,023	—	44,023
Cash flows from investing activities
Purchase of property, plant and equipment	(6,690)	—	(6,690)
Acquisition of STI, net of cash acquired	(373,816)	—	(373,816)
Investment in equity security	—	—	—
Net cash used in investing activities	(380,506)	—	(380,506)
Cash flows from financing activities
Proceeds from Series A issuance	33,098	—	33,098
Proceeds from common stock issuance	15,885	—	15,885
Series A equity issuance costs	(1,167)	—	(1,167)
Common stock issuance costs	(450)	—	(450)
Dividends paid on Series A Preferred	(18,670)	—	(18,670)
Payments on revolving credit facility	(116,000)	—	(116,000)
Proceeds from issuance of other debt	39,219	—	39,219
Proceeds from revolving credit facility	116,000	—	116,000
Principal payments on debt	(33,286)	—	(33,286)
Contingent consideration	(1,483)	—	(1,483)
Net cash provided by financing activities	33,146	—	33,146
Effect of exchange rate changes on cash and cash equivalent balances	(1,555)	—	(1,555)
Net change in cash and cash equivalents	(304,892)	—	(304,892)
Cash and cash equivalents, beginning of period	367,670		367,670
Cash and cash equivalents, end of period	$62,778	$—	$62,778

Supplemental Cash Flow Information
Stock consideration paid for acquisition of STI	$200,224	—	200,224