Form 10-Q
period 2023-03-31
Array Technologies, Inc.
filed 2023-05-10
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 5, 2023, there were 150,853,116 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$147,756	$133,901
Accounts receivable, net	414,712	421,183
Inventories	254,624	233,159
Income tax receivables	3,163	3,532
Prepaid expenses and other	46,381	39,434
Total current assets	866,636	831,209

Property, plant and equipment, net	25,864	23,174
Goodwill	428,173	416,184
Other intangible assets, net	379,374	386,364
Deferred income tax assets	—	16,466
Derivative assets	63,320	—
Other assets	30,802	32,655
Total assets	$1,794,169	$1,706,052

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$200,585	$170,430
Accrued expenses and other	58,795	54,895
Accrued warranty reserve	1,443	3,690
Income tax payable	11,833	6,881
Deferred revenue	151,343	178,922
Current portion of contingent consideration	1,811	1,200
Current portion of debt	34,382	38,691
Other current liabilities	10,393	10,553
Total current liabilities	470,585	465,262

Deferred income tax liabilities	73,051	72,606
Contingent consideration, net of current portion	6,914	7,387
Other long-term liabilities	13,939	14,808
Long-term warranty	4,469	1,786
Long-term debt, net of current portion	705,827	720,352
Total liabilities	1,274,785	1,282,201

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	March 31, 2023	December 31, 2022
Commitments and contingencies (Note 12)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 412,739 and 406,389 shares issued as of March 31, 2023 and December 31, 2022, respectively; liquidation preference of $412.7 million and $406.4 million at respective dates	312,054	299,570
Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 150,822,974 and 150,513,104 shares issued at respective dates	150	150
Additional paid-in capital	426,221	383,176
Accumulated deficit	(241,338)	(267,470)
Accumulated other comprehensive income	22,297	8,425
Total stockholders’ equity	207,330	124,281
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,794,169	$1,706,052

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$376,773	$300,586
Cost of revenue	275,594	273,999
Gross profit	101,179	26,587

Operating expenses
General and administrative	38,142	45,425
Change in fair value of contingent consideration	1,338	(3,731)
Depreciation and amortization	14,241	23,237
Total operating expenses	53,721	64,931

Income (loss) from operations	47,458	(38,344)

Other income (expense)
Other income, net	194	743
Foreign currency gain (loss)	(194)	3,863
Change in fair value of derivative assets	(1,950)	—
Interest expense	(9,500)	(6,942)
Total other (expense)	(11,450)	(2,336)

Income (loss) before income tax (benefit) expense	36,008	(40,680)
Income tax (benefit) expense	9,876	(14,743)
Net income (loss)	26,132	(25,937)
Preferred dividends and accretion	12,484	11,606
Net income (loss) to common shareholders	$13,648	$(37,543)

Income (loss) per common share
Basic	$0.09	$(0.25)
Diluted	$0.09	$(0.25)
Weighted average number of common shares outstanding
Basic	150,607	148,288
Diluted	151,795	148,288

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$26,132	$(25,937)
Change in foreign currency translation adjustments(1)	13,872	56,675
Comprehensive income	$40,004	$30,738
(1) The tax effect on other comprehensive income is not significant.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Three Months Ended March 31, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	406	$299,570	—	$—	150,513	$150	$383,176	$(267,470)	$8,425	$124,281
Equity-based compensation	—	—	—	—	310	—	3,366	—	—	3,366
Correction of the Capped Call and Put Option errors (see Note 1)	—	—	—	—	—	—	52,914	—	—	52,914
Preferred cumulative dividends plus accretion	7	12,484	—	—	—	—	(13,235)	—	—	(13,235)
Net income	—	—	—	—	—	—	—	26,132	—	26,132
Other comprehensive income	—	—	—	—	—	—	—	—	13,872	13,872
Balance at March 31, 2023	413	$312,054	—	$—	150,823	$150	$426,221	$(241,338)	$22,297	$207,330

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
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

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$26,132	$(25,937)
Adjustments to net income (loss):
Provision for bad debts	233	145
Deferred tax expense	4,555	4,349
Depreciation and amortization	14,533	23,608
Amortization of debt discount and issuance costs	2,826	1,710
Equity-based compensation	3,366	4,508
Contingent consideration	1,338	(3,731)
Warranty provision	436	594
Write-down of inventories	1,847	409
Change in fair value of derivative assets	1,950	—
Changes in operating assets and liabilities, net of business acquisition
Accounts receivable	6,238	(44,268)
Inventories	(23,312)	(46,250)
Income tax receivables	369	(21,924)
Prepaid expenses and other	(6,947)	11,558
Accounts payable	30,155	59,419
Accrued expenses and other	3,900	7,027
Income tax payable	4,952	(8,760)
Lease liabilities	824	6,085
Deferred revenue	(27,579)	(18,639)
Net cash provided by (used in) operating activities	45,816	(50,097)
Investing activities:
Purchase of property, plant and equipment	(3,883)	(2,357)
Acquisition of STI, net of cash acquired	—	(373,816)
Net cash used in investing activities	(3,883)	(376,173)
Financing activities:
Proceeds from Series A issuance	—	33,098
Proceeds from common stock issuance	—	15,885
Series A equity issuance costs	(750)	(175)
Common stock issuance costs	—	(450)
Proceeds from revolving credit facility	—	52,000
Proceeds from issuance of other debt	6,469	6,229
Principal payments on term loan facility	(11,075)	(4,368)
Principal payments on other debt	(17,206)	—
Contingent consideration payments	(1,200)	(1,483)
Net cash provided by (used in) financing activities	(23,762)	100,736

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Effect of exchange rate changes on cash and cash equivalent balances	(4,316)	7,355
Net change in cash and cash equivalents	13,855	(318,179)
Cash and cash equivalents, beginning of period	133,901	367,670
Cash and cash equivalents, end of period	$147,756	$49,491

Supplemental Cash Flow Information
Cash paid for interest	$7,980	$3,039
Cash paid for income taxes	$2,522	$—

Non-cash Investing and Financing Activities
Dividends accrued on Series A Preferred	$6,350	$6,189
Stock consideration paid for acquisition of STI	$—	$200,224

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization, Business and Out-of-Period Adjustments

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

Acquisition of STI Norland
On January 11, 2022 (the “Acquisition Date”), the Company acquired 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability Company, and its subsidiaries (collectively, “STI”) with cash and common stock of the Company (the “STI Acquisition”). The STI Acquisition was accounted for as a business combination.

Upon completion of the STI Acquisition, the Company began operating as two reportable operating segments: the Array legacy operating segment (the “Array Legacy Operations”) and the newly acquired operations (the “STI Operations”) pertaining to STI.

Out-of-Period Adjustment for the Correction of Errors
During the first quarter of fiscal year 2023, the Company identified certain errors in its previously issued financial statements that have been corrected through a cumulative out-of-period adjustment in the condensed consolidated financial statements as of and for the three months ended March 31, 2023. The Company has concluded that the errors are not material to the previously issued financial statements and the cumulative out-of-period adjustment for the correction of these errors is not material to the financial statements for the three months ended March 31, 2023. Below is a summary of each of the errors corrected and a summary of the cumulative impact.

Capped Calls
As discussed in Note 8 – Debt, of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023, in November 2021, the Company paid $52.9 million to enter into capped call option agreements (the “Capped Calls”) to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Company’s Convertible Notes (as defined below). The Company originally concluded that the Capped Calls met the criteria for equity classification because the Capped Calls are indexed to the Company’s common stock, and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the Company originally recorded the amount paid for the Capped Calls as a reduction to additional paid-in capital of $52.9 million, offset by $12.4 million of income taxes.

When the Company entered into the Capped Calls, the Company executed certain side letters (the “Side Letters”) with the counterparties that replaced some of the terms described in the primary contract including the volatility inputs used to value the Capped Calls under certain circumstances. Upon further evaluation, the Company has concluded that the modification to the volatility inputs precludes the Capped Calls from being

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
indexed to its own stock because there is the possibility that the Capped Calls will settle at an amount that exceeds fair value and, therefore, prevents the Capped Calls from being classified as equity.

In addition, the Side Letters also provide for certain adjustments to settlement amounts on the basis of holder-specific taxes which are impermissible inputs to the valuation that also prevents the Capped Calls from being indexed to the Company’s own stock, and therefore, prevents the Capped Calls from being classified as equity. As a result, for the three months ended March 31, 2023, the Company has concluded that the cash paid for the Capped Calls should have been recorded as an asset of $52.9 million with the asset being subsequently marked to market at the end of each accounting period.

Additional Closing Purchased Put Option
As discussed in Note 9 – Redeemable Perpetual Preferred Stock, of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023, in August 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain Purchasers (as defined below), which gives the Company the option to require the Purchasers to purchase up to an additional 150,000 shares of Series A Shares (as defined below) and up to 3,375,000 shares of common stock for $148.0 million until June 30, 2023 (the “Put Option”). Upon issuance of the Put Option, the Company recorded a reduction to additional paid-in-capital of approximately $12.4 million because the Company originally concluded that the Put Option should be classified as equity.

During the first quarter of 2023, the Company reconsidered the provisions of this option. Because the Series A Shares underlying the Put Option could potentially require redemption under the Certificate of Designations governing the Series A Shares, the Put Option should not have been equity classified. As a result, during the three months ended March 31, 2023, the Company has concluded that the value of the Put Option at inception should have been recorded as an asset of $12.4 million, with the asset being subsequently marked to market at the end of each accounting period.

Correction of the Capped Calls and Put Option
The adjustments to correct the Capped Calls and the Put Option at January 1, 2023 resulted in an increase in Derivative assets of $55.7 million, a decrease in Deferred income tax assets of $11.0 million, an increase in additional paid-in-capital of $52.9 million, and a decrease in net income of $8.1 million.

Goodwill
In connection with the acquisition of STI, the Company had understated goodwill by $2.0 million and overstated inventory by the same amount that was sold during fiscal 2022. The Company corrected the goodwill balance during the current period resulting in an increase in goodwill and a decrease in cost of goods sold.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023, (the “2022 Annual Report”).

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

Inflation
Inflationary pressures, while somewhat moderating recently, are expected to persist, at least in the near-term, and may negatively impact our results of operation. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

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

Foreign Currency Translation Exposure
The functional currencies of certain of our foreign subsidiaries are their local currencies. Accordingly, we apply period-end exchange rates to translate their assets and liabilities and average exchange rates prevailing during the period to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the associated translation adjustments as a separate component of “Accumulated other comprehensive income (loss)” within stockholders’ equity.

Certain of our foreign subsidiaries have assets and liabilities (primarily cash, receivables, inventory, property, plant and equipment, intangible assets, trade payables, accrued expenses, operating lease liabilities, and long-term debt) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations and cash flows.

Derivative Financial instruments

Both the Capped Call and the Put Option are accounted for as an asset that is recorded at fair value within Derivative assets in the consolidated balance sheets. The changes in fair value to Derivative assets is recorded within Change in fair value of derivative assets in the Condensed Consolidated Statements of Operations. See Note 1 – Organization, Business and Out-of-Period Adjustments, for further information.

Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to provide entities with relief during the transition period by deferring the effective date of reference rate reform from December 31, 2022 to December 31, 2024. ASU 2022-06 is effective upon issuance. During the three months ended March 31, 2023, the Company adopted ASU 2020-04 and ASU 2022-06. Simultaneously, the Company elected to apply the debt accounting optional expedient, under which the reporting entity will account for amendments to debt agreements, which sole intent are the replacement of a discontinued reference rate(s), as being not substantial and thus a continuation of the existing contract. There was no significant impact to the Company’s condensed consolidated financial statements related to the adoption of ASU 2020-04 and ASU 2022-06. The Company continues to evaluate the impact of the ASU 2020-04 guidance and may apply other elections as applicable as additional changes in the market occur.

In March 2023, the Company amended an existing debt agreement to replace the London Interbank Offered Rate (“LIBOR”) interest rate provisions with interest rate provisions based on a forward-looking term rate based on the secured overnight funding rate (“SOFR”) (see Note 8 – Debt). There were no other changes to the agreement. There was no significant impact to the Company’s condensed consolidated financial statements.

3.    Accounts Receivable, Net

Accounts receivable consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$416,785	$423,071
Less: allowance for credit losses	(2,073)	(1,888)
Accounts receivable, net	$414,712	$421,183

4.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$88,348	$66,574
Finished goods	166,276	166,585
Total	$254,624	$233,159

5.    Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2023	December 31, 2022
Land	N/A	$1,587	$1,583
Buildings and land improvements	15-39	7,540	7,411
Manufacturing equipment	7	18,533	18,983
Furniture, fixtures and equipment	5-7	3,653	3,583
Vehicles	5	592	585
Hardware and software	3-5	3,831	3,706
Assets in progress	N/A	8,229	5,142
Total		43,965	40,993
Less: accumulated depreciation		(18,101)	(17,819)
Property, plant and equipment, net		$25,864	$23,174

Depreciation expense was $0.7 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, of which $0.3 million and $0.5 million, respectively, was allocated to cost of revenue and $0.4 million and $0.1 million, respectively, was included in depreciation and amortization in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

6.    Goodwill and Other Intangible Assets

Goodwill
Changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2023 are shown below (in thousands):

	Array Legacy Operations(1)	STI Operations	Total
Beginning balance	$69,727	$346,457	$416,184
Correction to goodwill (see Note 1)	—	2,000	2,000
Foreign currency translation	—	9,989	9,989
Ending balance	$69,727	$358,446	$428,173
(1) Goodwill attributable to Array Legacy Operations is net of accumulated impairment of $51.9 million.

Each quarter the Company evaluates if facts and circumstances indicate that it is more-likely-than-not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. During our most recent evaluation, we concluded there were no indicators of impairment as of March 31, 2023.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2023	December 31, 2022
Amortizable:
Costs:
Developed technology	14	$204,442	$203,800
Customer relationships	10	327,397	321,935
Backlog	1	52,545	51,015
Trade name	20	26,314	25,682
Total amortizable intangibles		610,698	602,432
Accumulated amortization:
Developed technology		98,318	94,347
Customer relationships		89,155	81,268
Backlog		52,545	49,507
Trade name		1,606	1,246
Total accumulated amortization		241,624	226,368
Total amortizable intangibles, net		369,074	376,064

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$379,374	$386,364

Amortization expense related to intangible assets was $13.8 million and $22.0 million for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense of intangible assets as of March 31, is as follows (in thousands):

Amount
Remainder of 2023	$34,846
2024	46,970
2025	46,970
2026	42,664
2027	38,020
Thereafter	159,604
$369,074

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

7.    Income Taxes

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

The Company recorded income tax expense of $9.9 million and a benefit of $14.7 million for the three months ended March 31, 2023 and 2022, respectively. The tax expense for the three months ended March 31, 2023 was unfavorably impacted by higher income reported in non-U.S. jurisdictions and an out of period increase in income tax expense of $1.4 million related to the Put Option (see Note 1 – Organization, Business and Out-of-Period Adjustments), partially offset by benefits related to excess equity-based compensation deductions recorded discretely during the quarter. The tax benefit for the three months ended March 31, 2022 was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

For the three months ended March 31, 2023 and 2022, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

8.    Debt

The following table summarizes the Company’s total debt (in thousands):

	March 31, 2023	December 31, 2022
Senior Secured Credit Facility
Term loan facility	$301,400	$312,475
Revolving credit facility	—	—
	301,400	312,475
Unamortized discount and issuance costs	(17,544)	(19,135)
Carrying amount	283,856	293,340

Convertible Debt
1% Senior Notes	425,000	425,000
Unamortized discount and issuance costs	(10,785)	(11,248)
Carrying amount	414,215	413,752

Other Debt	42,138	51,951

Total Debt	768,538	789,426
Unamortized discount and issuance costs, total	(28,329)	(30,383)
Carrying amount	740,209	759,043
Current portion of debt	(34,382)	(38,691)
Total long-term debt, net of current portion	$705,827	$720,352

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a senior secured credit facility (the “Credit Agreement”), which was amended on February 23, 2021 (the “First Amendment”), on February 26, 2021 (the “Second Amendment”) and again on March 2, 2023 (the “Third Amendment”). The senior secured facility consists of (i) a $575 million senior secured 7-year term loan facility (the “Term Loan Facility”) and (ii) a $200 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The single purpose of the Third Amendment in March 2023 was to replace the former discontinued Senior Secured Credit Facility reference rate of LIBOR, with the comparable active reference rate, SOFR. There were no other changes as a result of the Third Amendment.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had no outstanding balance as of both March 31, 2023 and December 31, 2022, $40.4 million and $38.8 million in standby letters of credit at March 31, 2023 and December 31, 2022, respectively, and availability of $159.6 million and $161.2 million at March 31, 2023 and December 31, 2022, respectively. In accordance with the Third Amendment, the Revolving Credit Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR plus 3.25% (as defined) or (y) for Base Rate Loans at the higher of the Prime Rate, 1/2 of 1% above the Federal Funds Rate or the Adjusted Term SOFR (as defined) for one month interest period, after giving effect to any floor plus 1%, plus 2.25%.

Term Loan Facility
The Term Loan Facility had a balance of $301.4 million and $312.5 million as of March 31, 2023 and December 31, 2022, respectively. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $17.5 million and $19.1 million as of March 31, 2023 and December 31, 2022, respectively. In accordance with the Third Amendment, the Term Loan Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% (as defined) or (y) for Base Rate Loans at the higher of the Prime Rate, 1/2 of 1% above the Federal Funds Rate or the Adjusted Term SOFR (as defined) for one-month interest period, after giving effect to any floor plus 1%, plus 2.25%. The debt discount and issuance costs are being amortized using the effective interest method and the rate as of March 31, 2023 is 9.22%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2022.

Convertible Debt
On December 3, 2021 and December 9, 2021, the Company completed a $425.0 million private offering ($375 million and $50 million, respectively), of its 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”), resulting in proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee.

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022.

The conversion rate for the Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the three months ended March 31, 2023 and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three months ended March 31, 2023.

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

The Company can also elect to receive the equivalent value of cash in lieu of shares of common stock upon settlement, except in certain circumstances. The Capped Calls expire on December 1, 2028 and terminate upon the occurrence of certain extraordinary events such as a merger, tender offer, nationalization, insolvency, delisting, event of default, a change in law, failure to deliver, an announcement of certain of these events, or an early conversion of the Convertible Notes. Although intended to reduce the net number of shares of common stock issued after a conversion of the Convertible Notes, the Capped Calls were separately negotiated transactions, are not a part of the terms of the Convertible Notes, and do not affect the rights of the holders of the Convertible Notes. See Note 2 – Summary of Significant Accounting Policies for information regarding the accounting for the Capped Calls

Other Debt
Other debt consists of the debt obligations of STI. Interest rates on other debt range from 0.55% to 4.52% annually. Of the $42.1 million other debt balance, approximately $32.6 million is denominated in Euros and $9.5 million denominated in Brazilian Real.

9.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
The Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors (the “Purchasers”) pursuant to which, on August 11, 2021, the Company issued 350,000 shares of its newly designated Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 7,098,765 shares of the Company’s common stock for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the SPA, on September 27, 2021, the Company issued and sold to the Purchasers 776,235 shares of common stock for an aggregate purchase price of $0.01 million (the “Prepaid Forward Contract”). The Company used the net proceeds from the initial Closing to repay the $102.0 million outstanding balance under its existing Revolving Credit Facility and prepay $100.0 million of the Company’s Term Loan Facility. The Series A Shares have no maturity date.

The SPA gives the Company the option to require the Purchasers to purchase, up to an additional 150,000 shares of Series A Shares until June 30, 2023 and up to 3,375,000 shares of common stock (or up to 6,100,000 shares of common stock in the event of certain price-related adjustments), subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction, for an aggregate purchase price up to $148.0 million (the “Delayed Draw Commitment” or the “Put Option”). The Company may terminate some or all of the Delayed Draw Commitment, from time to time, at its sole discretion.

On January 7, 2022, pursuant to the Delayed Draw Commitment, the Company issued and sold to the Purchasers, 50,000 shares of Series A Shares and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”).

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $6.1 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for information regarding the accounting for the Put Option.

Dividends
On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Shares either in (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below), (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25% (the “Permitted Accrued Dividends”), or (iii) a combination thereof. Following the fifth anniversary of the Initial Closing, dividends are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of the Company’s common stock equal to the quotient of (i) the amount of Default Accrued Dividends divided by (ii) 95% of the 30-day VWAP of the Company’s common stock (“Non-Cash Dividend”).

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

During the three months ended March 31, 2023, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $6.3 million. As of March 31, 2023, the Company has accrued and unpaid dividends of $12.7 million.

The Series A Shares have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A Shares is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series A Shares by a corresponding amount. Accordingly, the discount is amortized over five years using the effective yield method.

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

10.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended March 31,
	2023	2022
Over time revenue	$248,219	$208,071
Point in time revenue	128,554	92,515
Total revenue	$376,773	$300,586

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets (i.e., unbilled receivables) and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings.

Contract assets consisting of unbilled receivables are recorded within accounts receivable on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Unbilled receivables	$122,003	$101,513

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

Contract liabilities consisting of deferred revenue recorded on a contract-by-contract basis at the end of each reporting period were as follows (in thousands):

	March 31, 2023	December 31, 2022
Deferred revenue	$151,343	$178,922

During the three months ended March 31, 2023, the Company converted $125.2 million in deferred revenue to revenue, which represented 70% of the prior year’s deferred revenue balance.

Bill-and-Hold Arrangements
Revenue recognized for the ITC-related contracts and standalone system component sales is recorded at a point in time and recognized when obligations under the terms of the contract with the Company’s customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms.

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. When this occurs, the customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the ITC. Because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in its custody. The material is bundled or palletized in the Company’s warehouses, identified separately as belonging to the respective customer and is ready for immediate transport to the customer project upon customer request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer. During the three months ended March 31, 2023, the Company recognized $17.6 million in revenue from a single customer for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties.

Remaining Performance Obligations
As of March 31, 2023, the Company had $571.5 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$26,132	$(25,937)
Preferred dividends and accretion	12,484	11,606
Net income (loss) to common shareholders	$13,648	$(37,543)
Basic:
Weighted average shares	150,607	148,288
Income (loss) per share	$0.09	$(0.25)
Diluted:
Effect of restricted stock and performance awards	1,188	—
Weighted average shares	151,795	148,288
Income (loss) per share	$0.09	$(0.25)

Potentially dilutive common shares issuable pursuant to equity-based awards of 654,277 were not included for the three months ended March 31, 2022, as their potential effect was anti-dilutive since the Company generated a net loss to common shareholders.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for the three months ended March 31, 2023 and 2022, as the par value of the Convertible Notes is required to be paid in cash upon conversion and the stock price has not exceeded the conversion price on the Convertible Notes.

12.    Commitments and Contingencies

Legal Proceedings
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

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of March 31, 2023.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration in the condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the fair value of the TRA was $8.7 million and $8.6 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$8,587	$14,577
Payments	(1,200)	(1,483)
Fair value adjustment	1,338	(3,731)
Ending balance	$8,725	$9,363

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of March 31, 2023, the Company posted surety bonds in the total amount of approximately $208.5 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

13.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$414,215	$467,084	$413,752	$430,236

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

The Capped Call is valued using a Black-Sholes model, with the most judgmental non-observable input being the volatility measure. The value of the Capped Call is determined using unobservable inputs and is considered to be a Level 3 value in the fair value hierarchy. The fair value of the Capped Call was $59.5 million at March 31, 2023.

The Put Option is exercisable into both Series A Stock and common stock. The value of the put option is based upon the expected future price of the Series A Stock and the company’s common stock, which is then discounted back to current present value. The present value of the Series A Stock is determined using a discounted cash flow method where the interest rate used for discounting is determined using a single-factor short-rate model. The value of the common stock is determined by using a Monte-Carlo simulation and is then discounted back to present value. The value of the Put Option is determined using unobservable inputs and is considered to be a Level 3 value in the fair value hierarchy. The fair value of the Put Option was $3.8 million at March 31, 2023.

The fair value of the Term Loans and Other Debt is estimated using Level 2 inputs. The carrying values of the Term Loans outstanding under the Senior Secured Credit facility recorded in consolidated balance sheets approximate fair value due to the variable interest rate.

Other Debt totaling $42.1 million, consists of $25.0 million variable rate obligations and $17.1 million fixed rate obligations. Of the $17.1 million fixed rate obligations, $11.7 million mature in 2023 and $5.4 million mature in 2024. Due to the relative short-term maturity of these obligations, the Company believes current carrying value approximates fair value. The carrying value of the $25.0 million variable rate obligations approximate fair value due to the variable nature of the interest rate.

14.    Equity-Based Compensation

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

RSU activity under the 2020 Plan during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2022	1,700,824	$13.81
Shares granted	757,334	17.26
Shares vested	(306,245)	14.21
Shares forfeited	(93,019)	15.61
Outstanding non-vested, March 31, 2023	2,058,894	$14.73

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the three months ended March 31, 2023 and 2022:

	2023	2022
Volatility	90%	66%
Risk-free interest rate	3.74%	0.28%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2022	464,393	$11.96
Shares granted	263,594	19.22
Shares vested	—	—
Shares forfeited	—	—
Outstanding non-vested, March 31, 2023	727,987	$14.59

For the three months ended March 31, 2023 and 2022, the Company recognized $3.3 million and $4.4 million, respectively, in equity-based compensation. At March 31, 2023, the Company had $32.8 million of unrecognized compensation costs related to RSUs and PSUs, which is expected to be recognized over approximately 2.4 years and 2.7 years, respectively.

15    Segment Reporting

ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Historically, the Company managed its business on the basis of one operating and reportable segment. Concurrent with the acquisition of STI in January 2022, the Company began operating as two segments; Array Legacy Operations and STI Operations.

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations	STI Operations	Total
Revenue	$305,204	$71,569	$376,773	$250,652	$49,934	$300,586
Gross Profit	$83,474	$17,705	$101,179	$21,268	$5,319	$26,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our 2022 Annual Report.

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
•changes to tax laws and regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects;
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
•the implementation of the IRA may not deliver as much growth as we are anticipating; and
•cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information could harm our business.

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

With our acquisition of STI in January 2022, we added a dual-row tracker design to our product portfolio. This tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September 2022, we also introduced a third tracker product requiring significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends our target applications and ability to deliver the best utility-scale solar tracker solutions to the market.

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the three months ended March 31, 2023, we derived 81% and 19% of our revenues from customers in the United States and the rest of the world, respectively. As of March 31, 2023, we had shipped more than 58 gigawatts of trackers to customers worldwide, including STI.

Our corporate headquarters are located in Albuquerque, New Mexico. As of March 31, 2023, we had 1,050 full-time employees.

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

Out-of-Period Adjustment for the Correction of Errors
During the first quarter of fiscal year 2023, the Company identified certain errors in its previously issued financial statements that have been corrected through a cumulative out-of-period adjustment in the condensed consolidated financial statements as of and for the three months ended March 31, 2023. The Company has concluded that the cumulative out-of-period adjustment for the correction of these errors is not material to the financial statements for the three months ended March 31, 2023. A summary of these corrections and a summary of the cumulative impact appears Note 1 – Organization, Business and Out-of-Period Adjustments in Part I of this Quarterly Report.

Update on the Impact of COVID-19
We continue to closely monitor the ongoing impact of the COVID-19 pandemic in all the locations where we operate. At this time, the extent to which the pandemic may affect our business, operations and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change, but overall, the pandemic appears to be having a lessening impact on our business and the markets in which we operate. On January 31, 2023, the Biden administration announced its plan to let the COVID-19 public health emergency expire in May 2023.

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

Impact of Potential Solar Module Supply Chain Disruptions
On April 1, 2022, the U.S. Department of Commerce (“USDOC”) initiated anti-circumvention inquiries of the U.S. Solar 1 Orders covering merchandise from Vietnam, Malaysia, Thailand, and Cambodia pursuant to Section 781 of the Tariff Act of 1930. The USDOC issued preliminary determinations in these inquiries on December 1, 2022, affirmatively finding that certain photovoltaic solar cells and modules produced in Vietnam, Malaysia, Thailand, and Cambodia using parts and components from China from certain producers and/or exporters, are circumventing the Solar 1 Orders and therefore should be subject to the antidumping and countervailing duty liabilities arising from those orders. The USDOC is expected to issue final determinations by August 17, 2023.

As a result of the USDOC’s investigation, we saw a number of projects in our order book initially delayed; however, on June 6, 2022, President Biden issued an emergency declaration delaying the imposition of any cash deposit or duty payment obligations on merchandise subject to these inquiries until the earlier of (i) the expiration of the order on June 6, 2024, or (ii) termination of the emergency declaration by the President. Merchandise from the four subject countries covered under the scope of these inquiries should therefore not be subject to any antidumping or countervailing duty liabilities under the Solar 1 Orders until the termination of the emergency declaration as long as the importer(s) and exporter(s) follow proper certification procedures that will be implemented by the USDOC. On May 3, 2023, however, the U.S. Senate voted to repeal President Biden’s emergency declaration. Unless vetoed, the repeal of the President’s emergency declaration, and any affirmative determinations made once the suspension is lifted in any event, could have an adverse effect on the global solar energy marketplace, and as such, an adverse effect on our business, financial condition, and results of operations.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. To date, we have seen a number of projects in our order book delayed as a result of the USDOC investigation; however, the ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities remains uncertain. More broadly, legislation has been proposed that would make it easier for domestic companies to obtain affirmative determinations in antidumping and countervailing duties investigations. The proposed USICA/America COMPETES Act, if enacted, could result in future successful petitions that limit imports from Asia and other regions.

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

Uncertainty in the Banking System
Events involving limited liquidity, defaults, non-performance or other adverse developments among several banks and financial institutions recently have created uncertainty in the financial services industry generally. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Our revenue growth is dependent on continued growth in the amount of solar energy projects installed each year as well as our ability to increase our share of demand in each of the geographies where we compete, expanding our global footprint to new evolving markets, growing our production and supply chain capabilities to meet demand, and continuing to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

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

Operating Expenses
General and administrative expenses
General and administrative expenses consist primarily of salaries, benefits and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology and legal personnel, as well as travel, facility costs, marketing, bad debt provision and professional fees. We expect to increase the number of sales and marketing personnel in connection with the expansion of our global sales and marketing footprint, enabling us to penetrate new markets. We currently have a sales presence in the U.S., Spain, Brazil, South Africa, Australia and the U.K. We intend to continue to expand our sales presence and marketing efforts to additional countries. We also anticipate increased spending related to product development and innovation as we hire additional engineering resources and increase our research and development (“R&D”) spend. Further, as a relatively new public company, we may incur additional audit, accounting, tax, legal and other costs related to compliance with applicable securities laws and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Contingent Consideration
Contingent consideration consists of the changes in fair value of the Taxes Receivable Agreement (“TRA”) entered into with Ron P. Corio, a former indirect stockholder, concurrent with the Acquisition of Array Technologies Patent Holdings Co., LLC by our Former Parent, ATI Investment Parent, LLC.

The TRA liability is recorded at fair value and changes in the fair value are recognized in earnings. The TRA will generally provide for the payment by our operating company, Array Tech, Inc. (f/k/a Array Technologies, Inc.), to Ron P. Corio for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc. from the use of certain deductions generated by the increase in the tax value of the developed technology. Estimating fair value of the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to Mr. Corio include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA.

Depreciation and Amortization
Depreciation in our operating expense consists of costs associated with property, plant and equipment (“PP&E”) not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel, we will require some additional PP&E to support this growth resulting in additional depreciation expense.

Amortization of intangibles consists of developed technology, customer relationships, contractual backlog, and the STI trade name amortized over their expected period of use.

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility and our 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”) issued in December 2021, as well as other debt assumed by us in connection with the STI Acquisition.

Income Tax Expense
We are subject to U.S. federal and state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Results of Operations

The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended March 31,		Increase/Decrease
	2023	2022	$	%
Revenue	$376,773	$300,586	$76,187	25%
Cost of revenue	275,594	273,999	1,595	1%
Gross profit	101,179	26,587	74,592	281%

Operating expenses
General and administrative	38,142	45,425	(7,283)	(16)%
Change in fair value of contingent consideration	1,338	(3,731)	5,069	136%
Depreciation and amortization	14,241	23,237	(8,996)	(39)%
Total operating expenses	53,721	64,931	(11,210)	(17)%

Income (loss) from operations	47,458	(38,344)	85,802	224%

Other income (expense)
Other income, net	194	743	(549)	(74)%
Foreign currency gain (loss)	(194)	3,863	(4,057)	(105)%
Change in fair value of derivative assets	(1,950)	—	(1,950)	(100)%
Interest expense	(9,500)	(6,942)	2,558	37%
Total other (expense)	(11,450)	(2,336)	9,114	390%
Income (loss) before income tax (benefit) expense	36,008	(40,680)	76,688	189%
Income tax (benefit) expense	9,876	(14,743)	24,619	167%
Net income (loss)	$26,132	$(25,937)	$52,069	201%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended March 31,		Increase/Decrease
Revenue:	2023	2022	$	%
Array Legacy Operations	$305,204	$250,652	$54,552	22%
STI Operations	71,569	49,934	21,635	43%
Total Revenue	$376,773	$300,586	$76,187	25%
Gross Profit:
Array Legacy Operations	$83,474	$21,268	$62,206	292%
STI Operations	17,705	5,319	12,386	233%
Total Gross Profit	$101,179	$26,587	$74,592	281%

Comparison of the three months ended March 31, 2023 and 2022

Revenue
Consolidated revenue increased $76.2 million, or 25%, driven by increases in both Array Legacy Operations and STI Operations of $54.6 million and $21.6 million, respectively.

The 22% revenue increase in Array Legacy Operations was driven by increased customer demand for our product as megawatts shipped were up 6% and ASP improved 15%, as a result of higher pass-through pricing to our customers.

The $21.6 million, or 43% revenue increase in STI Operations was driven by an increase in the number of megawatts shipped, most notably in the Brazil region.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased $1.6 million, or 1%, driven primarily by higher revenue activity.

Consolidated gross profit increased $74.6 million, or 281%. As a percentage of revenue, consolidated gross profit increased to 27% for the three months ended March 31, 2023, as compared to 9% for the prior year. The increase in gross profit dollars was driven by both higher volume and an increase in gross profit as a percent of revenue in both operating segments.

Array Legacy Operations gross profit increased $62.2 million, or 292%. As a percentage of revenue, gross profit at Array Legacy increased to 27% from 8% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross profit as a percent of revenue was driven by an improvement in pass through pricing to customers, in addition to a one-time benefit from lower than expected logistics costs.

STI Operations gross profit increased $12.4 million, or 232.9%. As a percentage of revenue, gross profit for STI Operations increased to 25% from 11% for the three months ended March 31, 2023 and 2022, respectively, driven primarily by improved pass through pricing and a reduced impact of lower margin construction related services provided.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses decreased by $7.3 million, or 16%. The decrease was primarily due to STI Acquisition related expenses, which were incurred in the first quarter of 2022, as well as costs related to the Chief Executive Officer transition that occurred in the first quarter of 2022 and did not recur in 2023. These reductions more than offset higher payroll related expenses incurred to increase headcount in support of our growth and innovation strategy.

Contingent Consideration
Consolidated contingent consideration expense increased by $5.1 million, or 136% as a result of the increased valuation of the TRA liability, which was driven by a decrease in the credit spread used in the valuation, consistent with the overall downward trend of credit spreads subsequent to 2022.

Depreciation and Amortization
Consolidated amortization of intangibles decreased by $9.4 million, or 40%, primarily due to a subset of intangibles related to the STI Acquisition having a one-year life. As the STI acquisition occurred on January 11, 2022, nearly the full quarter of amortization expense was recognized for this subset of acquired intangibles during the three months ended March 23, 2022, compared to a fraction of a quarter of amortization expense that was recognized during the three months ended March 31, 2023.

Interest Expense
Consolidated interest expense increased by $2.6 million, or 37%, primarily due to increased variable interest rates charged on our Term Loan Facility. We expect interest expense to be higher for the remainder of 2023 compared to 2022 as a result of continued higher variable interest rates.

Income Tax Expense (Benefit)
Consolidated income tax increased by $24.6 million, or 167%. The Company recorded income tax expense of $9.9 million for the three months ended March 31, 2023 compared to a benefit of $14.7 million for the three months ended March 31, 2022. Our effective tax rate was 27.4% for the three months ended March 31, 2023 and 36.2% for the three months ended March 31, 2022. The tax expense for the three months ended March 31, 2023 was unfavorably impacted by higher income reported in non-U.S. jurisdictions and an out of period increase in income tax expense of $1.4 million related to the Put Option, partially offset by benefits related to excess stock compensation deductions recorded discretely during the quarter. The tax benefit for the three months ended March 31, 2022 was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

Net Income
Consolidated net income increased $52.1 million, or 201%, driven by a $76.2 million increase in consolidated revenue, a 18.0% increase in consolidated gross profit margin and an $11.2 million reduction in operating expenses, partially offset by a $24.6 million increase in income tax expense.

Liquidity and Capital Resources

Cash Flows (in thousands)

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$45,816	$(50,097)
Net cash used in investing activities	(3,883)	(376,173)
Net cash (used in) provided by financing activities	(23,762)	100,736
Effect of exchange rate changes on cash and cash equivalents	(4,316)	7,355
Net change in cash and cash equivalents	$13,855	$(318,179)

Historically, we have financed our operations primarily with proceeds from operating cash flows, capital contributions and short and long-term borrowings. Our ability to generate positive cash flows from operations is dependent on the strength of our gross margin as well as our ability to quickly turn our working capital. Due to recent macroeconomic trends, our industry has seen rapid fluctuations in commodity prices, the global tightening of supply chains, and strained logistics networks. These factors have adversely impacted and could continue in the future to adversely impact our business, putting pressure on our margins.

We have taken steps to overcome the economic challenges but cannot be certain of the timing of when we will be able to continually achieve better margins. Furthermore, high volatility and uncertainty in the capital markets resulting from macroeconomic conditions, including rising inflation rates and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, has had, and could continue to have, a negative impact on the price of our common stock and could adversely impact our ability to raise additional funds. In response to the recent challenging environment, we continuously evaluate our ability to meet our obligations over the next twelve months. We believe we have sufficient liquidity as well as financing options available to fund current and future commitments.

As of March 31, 2023, our cash balance was $147.8 million, of which $33.6 million was held outside the U.S., and net working capital was $396.1 million. We had outstanding borrowings of $301.4 million under or $575 million Term Loan Facility and $159.6 million available to us under our $200.0 million Revolving Credit Facility. Also, through June 30, 2023, we have the option to require our Series A Shares investors to purchase an additional 100,000 shares of our Series A Shares and 2,250,000 shares of our common stock for an aggregate purchase price of approximately $100.0 million.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Operating Activities
For the three months ended March 31, 2023, cash provided by operating activities was $45.8 million, of which $57.2 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of depreciation and amortization, deferred tax expense and equity-based compensation and a $30.2 million increase in accounts payable. These increases were partially offset by a $23.3 million increase in inventory and a $27.6 million decrease in deferred revenue.

For the three months ended March 31, 2022, cash used in operating activities was $50.1 million, primarily due to an increase in inventories and accounts receivable of $46.3 million and $44.3 million, respectively. This increase was offset in part by an increase in accounts payable of $59.6 million.

Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $3.9 million, all of which was related to the purchase of property, plant and equipment.

For the three months ended March 31, 2022, net cash used in investing activities was $376.2 million, primarily due to cash used in the STI Acquisition.

Financing Activities
For the three months ended March 31, 2023, net cash used by financing activities was $23.8 million, driven primarily by $11.1 million in payments on our Term Loan and a $10.7 million net reduction of other debt.

For the three months ended March 31, 2022, net cash provided by financing activities was $100.7 million, of which $52.0 million was related to proceeds under the Revolving Facility and $48.4 million related to proceeds from the Series A Additional Closing in January 2022.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with BCP Helios Aggregator L.P., a Delaware limited partnership (the “Purchaser”), an investment vehicle of funds affiliated with Blackstone Inc. Pursuant to the Securities Purchase Agreement, on August 11, 2021, we issued and sold to the Purchaser 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series A Shares”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, including the expiry or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as

amended, we have issued and sold to the Purchaser 776,235 shares of common stock for an aggregate purchase price of $776.

In January 2022, we issued 50,000 of Series A Shares, and 1,125,000 shares of our common stock in an Additional Closing for an aggregate purchase price of $49,376,125.

For more information related to the Series A Shares, see Note 9 – Redeemable Perpetual Preferred Stock,” to the accompanying condensed consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 8 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
As of March 31, 2023, we posted surety bonds in the total amount of approximately $208.5 million. We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the (“U.S. GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the condensed consolidated financial statements.

Fair Value of Financial Instruments

Both the Capped Call and the Put Option are accounted for as an asset that is recorded at fair value within Derivative assets in the consolidated balance sheets. The changes in fair value to Derivative assets is recorded within Change in fair value of derivative assets in the Condensed Consolidated Statements of Operations. See Note 1 – Organization, Business and Out of Period Adjustments, and Note 2 – Summary of Significant Accounting Policies, of the condensed consolidated financial statements for further information regarding the accounting of these instruments.

The Capped Call is valued using a Black-Sholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the estimated fair value of the Capped Call.

The Put Option is exercisable into both Series A Stock and common stock. The value of the put option is based upon the expected future price of the Series A Stock and the company’s common stock, which is then discounted back to current present value. The value is determined based on unobservable inputs and changes in assumptions around interest rates and discount rates can have a significant impact on the estimated fair value of the Put Option.

The present value of the Series A Stock is determined using a discounted cash flow method where the interest rate used for discounting is determined using a single-factor short-rate model. The value of the common stock is determined by using a Monte-Carlo simulation and is then discounted back to present value. The value of the Put Option is determined using unobservable inputs and is considered to be a Level 3 value in the fair value hierarchy.

Adoption of New and Recently Issued Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies to our condensed consolidated financial statements for a discussion of adoption of new and recently issued accounting pronouncements.

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

Commodity and Component Risk
We are exposed to price risks for the raw materials, components, logistics services, and energy costs used in the manufacturing and transportation of our product. Additionally, some of our raw materials and components are sourced from a limited number of suppliers or a single supplier. We evaluate our suppliers using a robust qualification process. In some cases, we also enter into long-term supply contracts for raw materials and components. Accordingly, we are exposed to price changes in the raw materials and components used in our product. In addition, the failure of a key supplier could disrupt our supply chain, which could result in higher prices and/or a disruption in our manufacturing process. We may be unable to pass along changes in the costs of the raw materials and components for our product, or the costs associated with logistics services for the distribution of our product, to our customers and may be in default of our delivery obligations if we experience a manufacturing disruption.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our 2022 Annual Report and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its internal control over financial reporting continue to exist at March 31, 2023. Specifically:

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

•STI - Although management did not conduct a formal assessment of internal controls over financial reporting of STI as of March 31, 2023, management has identified material weaknesses in internal controls over financial reporting relating to STI as follows:
◦We did not design, implement and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of STI’s internal control processes.
◦We did not design and implement formal accounting policies, procedures and controls across substantially all of STI’s business processes to achieve timely, complete and accurate financial accounting, reporting, and disclosures.

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

Control Environment, Risk Assessment and Monitoring – We have hired and will continue to hire additional resources throughout 2023 in accounting and IT to supplement our existing capabilities and capacity; and we will concentrate on retaining key accounting, IT, and operational personnel. Additionally, we will continue to engage additional resources with specific focus on STI internal controls as well as future business combinations. Finally, we will continue to enhance the design and operation of monitoring controls and other activities that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting.

Control Activities:
•Inventory – We are in the process of implementing planned information system enhancements and the expansion of current information system capabilities, which will result in more reliance on a combination of manual and automated controls. Additionally, we will enhance existing controls and will implement new controls over the accounting, processing and recording of inventory. Specifically, we have strengthened the operation of control activities over inventory-in-transit, deploying multiple levels of review and validation of information and supporting documentation. We expect to deploy final phases of information system enhancements in 2023.
•Revenue Recognition – We have begun to evaluate information system capabilities in order to reduce the manual calculations within this business process. Additionally, we will continue to enhance the design of existing controls to ensure completeness and accuracy of underlying source data for revenue recognition and customer billing. Lastly, we will continue to supplement our accounting staff with more experienced personnel which will enable us to incorporate an additional level of review.
•Foreign Currency – We have begun information system enhancements which will automate this currently manual process. In the interim, we continue to enhance the design of existing controls and processes related to the foreign currency translation process and over the consolidation of foreign entities into the Company’s condensed consolidated financial statements.

•Other Areas – We have begun remediation activities, which include enhancing the design and operating effectiveness of controls around our ICFR. We are actively working with an outside firm to assist management with (i) reviewing our current processes, procedures, and systems to assess our ICFR to identify opportunities to enhance the design of controls to address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls. Additional activities in process include the following:
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

While these actions currently in process are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
We acquired STI on January 11, 2022. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures for fiscal year end 2022 did not include the internal control over the financial reporting of STI, in accordance with the SEC’s staff guidance that permits exclusion of acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. STI will be included in management’s final assessment of internal control over financial reporting for fiscal year end 2023. Other than as discussed above, there were no other changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 – Commitments and Contingencies under the heading “Legal Proceedings” of our condensed consolidated financial statements for legal proceedings and related matters. In addition to the lawsuits described in Note 12 to our condensed consolidated financial statements, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, other than the cases described in Note 12 to our condensed consolidated financial statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding our unregistered sales of equity securities can be found in Note 9 – Redeemable Perpetual Preferred Stock, to the accompanying unaudited condensed consolidated financial statements.

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
10.1*
Amendment No. 3, dated March 2, 2023, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc. as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Number	Exhibit Description	Form	Date	No.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	May 10, 2023
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	May 10, 2023
Nipul Patel
Chief Financial Officer