Form 10-Q
period 2023-06-30
Array Technologies, Inc.
filed 2023-08-08
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 4, 2023, there were 151,069,600 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$155,966	$133,901
Accounts receivable, net of allowance of $1,651 and $1,888, respectively	502,363	421,183
Inventories	206,857	233,159
Income tax receivables	312	3,532
Prepaid expenses and other	42,740	39,434
Total current assets	908,238	831,209

Property, plant and equipment, net	30,674	23,174
Goodwill	441,255	416,184
Other intangible assets, net	375,527	386,364
Deferred income tax assets	—	16,466
Derivative assets	64,014	—
Other assets	33,076	32,655
Total assets	$1,852,784	$1,706,052

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$188,633	$170,430
Accrued expenses and other	61,156	54,895
Accrued warranty reserve	1,540	3,690
Income tax payable	16,711	6,881
Deferred revenue	114,810	178,922
Current portion of contingent consideration	1,809	1,200
Current portion of debt	37,450	38,691
Other current liabilities	12,844	10,553
Total current liabilities	434,953	465,262

Deferred income tax liabilities	74,902	72,606
Contingent consideration, net of current portion	7,620	7,387
Other long-term liabilities	16,117	14,808
Long-term warranty	4,415	1,786
Long-term debt, net of current portion	702,485	720,352
Total liabilities	1,240,492	1,282,201

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	June 30, 2023	December 31, 2022
Commitments and contingencies (Note 11)
Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 419,259 and 406,389 shares issued as of June 30, 2023 and December 31, 2022, respectively; liquidation preference of $419.3 million and $406.4 million at respective dates	324,838	299,570
Stockholders’ equity:
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 151,048,790 and 150,513,104 shares issued at respective dates	151	150
Additional paid-in capital	417,624	383,176
Accumulated deficit	(176,530)	(267,470)
Accumulated other comprehensive income	46,209	8,425
Total stockholders’ equity	287,454	124,281
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,852,784	$1,706,052

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$507,725	$419,865	$884,498	$720,451
Cost of revenue	357,683	379,919	633,277	653,918
Gross profit	150,042	39,946	251,221	66,533

Operating expenses:
General and administrative	40,250	28,936	78,392	74,361
Change in fair value of contingent consideration	705	(1,678)	2,043	(5,409)
Depreciation and amortization	12,846	26,020	27,087	49,257
Total operating expenses	53,801	53,278	107,522	118,209

Income (loss) from operations	96,241	(13,332)	143,699	(51,676)

Other income (expense):
Other income (expense), net	125	(371)	319	372
Foreign currency gain (loss)	260	(1,736)	66	2,127
Change in fair value of derivative assets	694	—	(1,256)	—
Interest expense	(10,109)	(8,021)	(19,609)	(14,963)
Total other (expense)	(9,030)	(10,128)	(20,480)	(12,464)

Income (loss) before income tax (benefit) expense	87,211	(23,460)	123,219	(64,140)
Income tax (benefit) expense	22,403	(18,436)	32,279	(33,179)
Net income (loss)	64,808	(5,024)	90,940	(30,961)
Preferred dividends and accretion	12,784	12,182	25,268	23,788
Net income (loss) to common shareholders	$52,024	$(17,206)	$65,672	$(54,749)

Income (loss) per common share
Basic	$0.34	$(0.11)	$0.44	$(0.37)
Diluted	$0.34	$(0.11)	$0.43	$(0.37)
Weighted average number of common shares outstanding
Basic	150,919	150,203	150,763	149,246
Diluted	152,129	150,203	151,970	149,246

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$64,808	$(5,024)	$90,940	$(30,961)
Change in foreign currency translation adjustments(1)	23,912	(45,208)	37,784	11,467
Comprehensive income (loss)	$88,720	(50,232)	$128,724	$(19,494)
(1) The tax effect on other comprehensive income is not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended June 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2023	413	$312,054	—	$—	150,823	$150	$426,221	$(241,338)	$22,297	$207,330
Equity-based compensation	—	—	—	—	226	1	4,944	—	—	4,945
Preferred cumulative dividends plus accretion	6	12,784	—	—	—	—	(13,541)	—	—	(13,541)
Net income	—	—	—	—	—	—	—	64,808	—	64,808
Other comprehensive income	—		—	—	—	—	—	—	23,912	23,912
Balance at June 30, 2023	419	$324,838	—	$—	151,049	$151	$417,624	$(176,530)	$46,209	$287,454

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Three Months Ended June 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2022	400	$281,792	—	—	150,174	$150	$411,232	$(297,839)	$56,675	$170,218
Equity-based compensation	—	—	—	—	105	—	2,944	—	—	2,944
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(380)	—	—	(380)
Preferred cumulative dividends plus accretion	13	12,182	—	—	—	—	(12,182)	—	—	(12,182)
Net loss	—	—	—	—	—	—	—	(5,024)	—	(5,024)
Other comprehensive loss	—	—	—	—	—	—	—	—	(45,208)	(45,208)
Balance at June 30, 2022	413	$293,974	—	—	150,279	$150	$401,614	$(302,863)	$11,467	$110,368

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Six Months Ended June 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	406	$299,570	—	$—	150,513	$150	$383,176	$(267,470)	$8,425	$124,281
Equity-based compensation	—	—	—	—	536	1	8,310	—	—	8,311
Correction of the Capped Call and Put Option errors (see Note 1)	—	—	—	—		—	52,914	—	—	52,914
Preferred cumulative dividends plus accretion	13	25,268	—	—	—	—	(26,776)	—	—	(26,776)
Net income	—	—	—	—	—	—	—	90,940	—	90,940
Other comprehensive income	—	—	—	—	—	—	—	—	37,784	37,784
Balance at June 30, 2023	419	$324,838	—	$—	151,049	$151	$417,624	$(176,530)	$46,209	$287,454

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

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$90,940	$(30,961)
Adjustments to net income (loss):
Provision for bad debts	(141)	510
Deferred tax expense	816	(23,910)
Depreciation and amortization	27,692	49,795
Amortization of debt discount and issuance costs	4,998	3,286
Equity-based compensation	8,311	7,472
Contingent consideration	2,043	(5,409)
Warranty provision	479	1,215
Write-down of inventories	3,458	409
Change in fair value of derivative assets	1,256	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(81,039)	(106,548)
Inventories	22,844	(77,191)
Income tax receivables	3,220	(7,062)
Prepaid expenses and other	(3,292)	5,015
Accounts payable	30,542	74,513
Accrued expenses and other	7,097	3,356
Income tax payable	9,830	(7,217)
Lease liabilities	1,414	4,700
Deferred revenue	(64,112)	47,263
Net cash provided by (used in) operating activities	66,356	(60,764)
Investing activities:
Purchase of property, plant and equipment	(9,424)	(3,895)
Acquisition of STI, net of cash acquired	—	(373,818)
Net cash used in investing activities	(9,424)	(377,713)
Financing activities:
Proceeds from Series A issuance	—	33,098
Proceeds from common stock issuance	—	15,885
Series A equity issuance costs	(1,508)	(575)
Common stock issuance costs	—	(450)
Payments on revolving credit facility	—	(33,000)
Proceeds from revolving credit facility	—	101,000
Proceeds from issuance of other debt	23,801	30,599
Principal payments on term loan facility	(22,150)	—
Principal payments on other debt	(38,257)	(22,377)
Contingent consideration payments	(1,200)	(1,483)

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) financing activities	(39,314)	122,697
Effect of exchange rate changes on cash and cash equivalent balances	4,447	(844)
Net change in cash and cash equivalents	22,065	(316,624)
Cash and cash equivalents, beginning of period	133,901	367,670
Cash and cash equivalents, end of period	$155,966	$51,046

Supplemental Cash Flow Information
Cash paid for interest	$15,880	$7,428
Cash paid for income taxes (net of refunds)	$18,484	$(230)

Non-cash Investing and Financing Activities
Dividends accrued on Series A Preferred	$12,871	$12,606
Stock consideration paid for acquisition of STI	$—	$200,224

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization, Business and Out-of-Period Adjustments

Array Technologies, Inc. (the “Company”), formerly ATI Intermediate Holdings, LLC, is a Delaware corporation formed in December 2018 as a wholly owned subsidiary of ATI Investment Parent, LLC (“Former Parent”). On October 14, 2020, the Company converted from a Delaware limited liability company to a Delaware corporation and changed the Company’s name to Array Technologies, Inc. The Company is headquartered in Albuquerque, New Mexico, and manufactures and supplies solar tracking systems and related products for customers across the United States and internationally. The Company, through its wholly-owned subsidiary, ATI Investment Sub, Inc., owns subsidiaries through which it conducts substantially all operations.

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

Capped Calls
As discussed in Note 10 – Debt, of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023, in November 2021 the Company paid $52.9 million to enter into capped call option agreements (the “Capped Calls”) to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Company’s Convertible Notes (as defined below). The Company originally concluded that the Capped Calls met the criteria for equity classification because the Capped Calls are indexed to the Company’s common stock, and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the Company originally recorded the amount paid for the Capped Calls as a reduction to additional paid-in capital of $52.9 million, offset by $12.4 million of income taxes.

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

Additional Closing Purchased Put Option
As discussed in Note 11 – Redeemable Perpetual Preferred Stock, of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023, in August 2021 the Company entered into a Securities Purchase Agreement (the “SPA”) with certain Purchasers (as defined below), which gives the Company the option to require the Purchasers to purchase up to an additional 150,000 shares of Series A Shares (as defined below) and up to 3,375,000 shares of common stock for $148.0 million until June 30, 2023 (the “Put Option”). Upon issuance of the Put Option, the Company recorded a reduction to additional paid-in-capital of approximately $12.4 million because the Company originally concluded that the Put Option should be classified as equity.

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

Goodwill
In connection with the acquisition of STI, the Company had understated goodwill by $2.0 million and overstated inventory by the same amount that was sold during fiscal 2022. The Company corrected the goodwill balance during the first quarter of fiscal year 2023, resulting in an increase in goodwill and a decrease in cost of goods sold.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the SEC. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and six months ended June 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period. The balance sheet as of December 31, 2022, included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the 2022 Annual Report.

Unless expressly stated or the context otherwise requires, the terms “the Company”, “we”, “us”, “our”, “Array”, and “Array Technologies” refer to Array Technologies, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

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

Impact of the Ongoing Conflict in Ukraine
The ongoing conflict in Ukraine has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict in Ukraine, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

Inflation
Inflationary pressures, while somewhat moderating recently, are expected to persist, at least in the near-term, and may negatively impact our results of operations. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

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

Foreign Currency Translation Exposure
The functional currencies of certain of our foreign subsidiaries are their local currencies. Accordingly, we apply period-end exchange rates to translate their assets and liabilities, historical exchange rates to translate their retained earnings, and average exchange rates prevailing during the period to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the associated translation adjustments as a separate component of “Accumulated other comprehensive income (loss)” within stockholders’ equity.

Certain of our foreign subsidiaries have local currencies that are different than the subsidiaries functional currencies. When translating from the local currency to the functional currency, monetary assets and liabilities are translated at the current exchange rate resulting in foreign exchange gains or losses, and non-monetary assets are translated at historical exchange rates. Changes in the exchange rates between the functional currencies of our subsidiaries and the currencies in which monetary financial assets and liabilities are denominated in, will create fluctuations in our reported condensed consolidated statements of operations and cash flows.

Derivative Financial Instruments

Both the Capped Call and the Put Option are accounted for as assets that are recorded at fair value within Derivative assets on the condensed consolidated balance sheets. The changes in fair value to Derivative assets are recorded within change in fair value of derivative assets on the Condensed Consolidated Statements of Operations. See Note 1 – Organization, Business and Out-of-Period Adjustments, for further information.

Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to provide entities with relief during the transition period by deferring the effective date of reference rate reform from December 31, 2022 to December 31, 2024. ASU 2022-06 is effective upon issuance. During the three months ended March 31, 2023, the Company adopted ASU 2020-04 and ASU 2022-06. Simultaneously, the Company elected to apply the debt accounting optional expedient, under which the reporting entity will account for amendments to debt agreements, which sole intent are the replacement of a discontinued reference rate(s), as being not substantial and thus a continuation of the existing contract. There was no significant impact to the Company’s condensed consolidated financial statements related to the adoption of ASU 2020-04 and ASU 2022-06. The Company continues to evaluate the impact of the ASU 2020-04 guidance and may apply other elections, as applicable, as additional changes in the market occur.

In March 2023, the Company amended an existing debt agreement to replace the London Interbank Offered Rate (“LIBOR”) interest rate provisions with interest rate provisions based on a forward-looking term rate based on the secured overnight funding rate (“SOFR”) (see Note 7 – Debt). There were no other changes to the agreement. There was no significant impact to the Company’s condensed consolidated financial statements.

3.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$131,830	$66,574
Finished goods	75,027	166,585
Total	$206,857	$233,159

4.    Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2023	December 31, 2022
Land	N/A	$1,588	$1,583
Buildings and land improvements	15-39	7,160	7,411
Manufacturing equipment	7	21,072	18,983
Furniture, fixtures and equipment	5-7	3,545	3,583
Vehicles	5	621	585
Hardware and software	3-5	4,275	3,706
Assets in progress	N/A	12,092	5,142
Total		50,353	40,993
Less: accumulated depreciation		(19,679)	(17,819)
Property, plant and equipment, net		$30,674	$23,174

Depreciation expense was $0.8 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, of which $0.3 million and $0.4 million was allocated to cost of revenue and $0.5 million and $0.2 million was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022.

Depreciation expense was $1.5 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively, of which $0.6 million and $0.9 million was allocated to cost of revenue and $0.9 million and $0.3 million was included in depreciation and amortization on the accompanying condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022.

5.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2023, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations	Total
Beginning balance	$69,727	$346,457	$416,184
Adjustment to goodwill (see Note 1)	—	2,000	2,000
Foreign currency translation	—	23,071	23,071
Ending balance	$69,727	$371,528	$441,255
(1) Goodwill attributable to Array Legacy Operations is net of impairment of $51.9 million.

Each quarter the Company evaluates if facts and circumstances indicate that it is more-likely-than-not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. During our most recent evaluation, we concluded there were no indicators of impairment as of June 30, 2023.

Other Intangible Assets, Net
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2023	December 31, 2022
Amortizable:
Costs:
Developed technology	14	$204,441	$203,800
Customer relationships	10	336,305	321,935
Backlog	1	54,676	51,015
Trade name	20	27,009	25,682
Total amortizable intangibles		622,431	602,432
Accumulated amortization:
Developed technology		101,769	94,347
Customer relationships		98,773	81,268
Backlog		54,677	49,507
Trade name		1,985	1,246
Total accumulated amortization		257,204	226,368
Total amortizable intangibles, net		365,227	376,064

Non-amortizable costs:
Trade name		10,300	10,300
Total other intangible assets, net		$375,527	$386,364

Amortization expense related to intangible assets was $12.4 million and $25.8 million for the three months ended June 30, 2023 and 2022, respectively, and $26.2 million and $48.9 million for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense of intangible assets as of June 30, 2023, is as follows (in thousands):

Amount
Remainder of 2023	$24,769
2024	49,538
2025	49,538
2026	45,232
2027	40,588
Thereafter	155,562
$365,227

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. As of June 30, 2023, no events or circumstances were noted that would indicate the carrying amount of any of our asset groups may not be recoverable.

6.    Income Taxes

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

The Company recorded income tax expense of $22.4 million and a benefit of $18.4 million for the three months ended June 30, 2023 and 2022, respectively, and an expense of $32.3 million and a benefit of $33.2 million for the six months ended June 30, 2023 and 2022, respectively. The tax expense for the six months ended June 30, 2023 was unfavorably impacted by higher income reported in non-U.S. jurisdictions and an increase in income tax expense related to the Put Option (see Note 1 – Organization, Business and Out-of-Period Adjustments), partially offset by benefits related to excess equity-based compensation deductions recorded discretely during the quarter. The tax benefit for the six months ended June 30, 2022 was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

For the six months ended June 30, 2023 and 2022, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

7.    Debt

The following table summarizes the Company’s total debt (in thousands):

	June 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Term loan facility	$290,325	$312,475
Revolving credit facility	—	—
Total secured credit facility	290,325	312,475

Convertible notes	425,000	425,000
Other debt	50,411	51,951
Total principal	765,736	789,426
Unamortized discount and issuance costs, total	(25,801)	(30,383)
Current portion of debt	(37,450)	(38,691)
Total long-term debt, net of current portion	$702,485	$720,352

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of (i) a $575 million senior secured 7-year term loan facility (the “Term Loan Facility”) and (ii) a $200 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021 (the “First Amendment”), on February 26, 2021 (the “Second Amendment”) and again on March 2, 2023 (the “Third Amendment”). The single purpose of the Third Amendment in March 2023 was to replace the former discontinued Senior Secured Credit Facility reference rate of LIBOR, with the comparable active reference rate, SOFR. There were no other changes as a result of the Third Amendment.

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had no outstanding balance as of both June 30, 2023 and December 31, 2022, $26.7 million and $38.8 million in standby letters of credit at June 30, 2023 and December 31, 2022, respectively, and availability of $173.3 million and $161.2 million at June 30, 2023 and December 31, 2022, respectively. In accordance with the Third Amendment, the Revolving Credit Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Term Loan Facility
The Term Loan Facility had a balance of $290.3 million and $312.5 million as of June 30, 2023 and December 31, 2022, respectively. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $15.5 million and $19.1 million as of June 30, 2023 and December 31, 2022, respectively. In accordance with the Third Amendment, the Term Loan Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00%

above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. The debt discount and issuance costs are being amortized using the effective interest method and the effective interest rate of the Term Loan Facility as of June 30, 2023, was 9.41%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2022.

Convertible Notes
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

The conversion rate for the Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the six months ended June 30, 2023, and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three and six months ended June 30, 2023.

Capped Calls
In connection with the issuances of the Convertible Notes, the Company paid $52.9 million, in aggregate, to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Convertible Notes. Specifically, upon the exercise of the Capped Call instruments issued pursuant to the agreements (the “Capped Calls”), the Company would receive shares of its common stock equal to approximately $17.8 million shares (a) multiplied by (i) the lower of $36.0200 or the then-current market price of its common stock, less (ii) the applicable exercise price, $23.86, and (b) divided by the then-current market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds the exercise price and approaches the cap, which was initially $36.02 per share.

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

The Company can also elect to receive the equivalent value of cash in lieu of shares of common stock upon settlement, except in certain circumstances. The Capped Calls expire on December 1, 2028, and terminate upon the occurrence of certain extraordinary events such as a merger, tender offer, nationalization, insolvency, delisting, event of default, a change in law, failure to deliver, an announcement of certain of these events, or an early conversion of the Convertible Notes. Although intended to reduce the net number of shares of common stock issued after a conversion of the Convertible Notes, the Capped Calls were separately negotiated transactions, are not a part of the terms of the Convertible Notes, and do not affect the rights of the holders of the Convertible Notes. See Note 2 – Summary of Significant Accounting Policies for information regarding the accounting for the Capped Calls.

Other Debt
Other debt consists of the debt obligations of STI. Interest rates on other debt range from 0.55% to 4.52% annually. Of the $50.4 million other debt balance, approximately $10.3 million is denominated in Euros and $40.1 million is denominated in Brazilian Real.

8.    Redeemable Perpetual Preferred Stock

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

The Put Option included in the SPA required the Purchasers to purchase, up to an additional 150,000 shares of Series A Shares and up to 3,375,000 shares of common stock (or up to 6,100,000 shares of common stock in the event of certain price-related adjustments) until June 30, 2023, subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction, for an aggregate purchase price up to $148.0 million (the “Delayed Draw Commitment” or the “Put Option”). The Put Option expired effective June 30, 2023.

On January 7, 2022, pursuant to the Put Option, the Company issued and sold to the Purchasers, 50,000 shares of Series A Shares and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”).

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $12.4 million and $11.1 million for the six months ended June 30, 2023 and 2022, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for information regarding the accounting for the Put Option.

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

As used herein, “Liquidation Preference” means, with respect to the Series A Shares, the initial liquidation preference of $1,000 per share, plus accrued dividends of such share at the time of the determination.

During the six months ended June 30, 2023, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $12.9 million. As of June 30, 2023, the Company has accrued and unpaid dividends of $19.3 million.

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

Fees
During the six months ended June 30, 2023, the Company paid the Purchasers a 3% per annum cash commitment fee totaling $1,508 on the unpurchased portion of Put Option.

9.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over time revenue	$417,448	$324,851	$703,759	$532,922
Point in time revenue	90,277	95,014	180,739	187,529
Total revenue	$507,725	$419,865	$884,498	$720,451

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”), and deferred revenue (“contract liabilities”) on the condensed consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses, in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings.

Contract assets are recorded within accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	June 30, 2023	December 31, 2022
Unbilled receivables	$141,636	$101,513

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	June 30, 2023	December 31, 2022
Deferred revenue	$114,810	$178,922

During the six months ended June 30, 2023, the Company converted $160.0 million in deferred revenue to revenue, which represented 89% of the prior year’s deferred revenue balance.

Bill-and-Hold Arrangements
Revenue recognized for the Company’s federal investment tax credit (“ITC”) contracts and standalone system component sales is recorded at a point in time and recognized when obligations under the terms of the contract with the Company’s customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is typically upon delivery to the customer in line with shipping terms.

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. An example of such a situation is when customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the ITC. Because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in its custody. All bill-and-hold inventory is bundled or palletized in the Company’s warehouses, separately identified as not belonging to the Company and ready for immediate transport to the customer project upon request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer. During the three and six months ended June 30, 2023, the Company recognized $3.5 million and $22.8 million, respectively, in revenue from a single customer for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties.

Remaining Performance Obligations
As of June 30, 2023, the Company had $452.7 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$64,808	$(5,024)	$90,940	$(30,961)
Preferred dividends and accretion	12,784	12,182	25,268	23,788
Net income (loss) to common shareholders	$52,024	$(17,206)	$65,672	$(54,749)
Basic:
Weighted average shares	150,919	150,203	150,763	149,246
Income (loss) per share	$0.34	$(0.11)	$0.44	$(0.37)
Diluted:
Effect of restricted stock and performance awards	1,210	—	1,207	—
Weighted average shares	152,129	150,203	151,970	149,246
Income (loss) per share	$0.34	$(0.11)	$0.43	$(0.37)

Potentially dilutive common shares issuable pursuant to equity-based awards of 2,413 were not included for the six months ended June 30, 2022, as their potential effect was anti-dilutive given the Company generated a net loss to common shareholders.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the six months ended June 30, 2023 and 2022, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

11.    Commitments and Contingencies

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

On May 19, 2023, the Court in the Plymouth Action granted the Company’s Motion to Dismiss. On July 5, 2023, the Court denied the lead plaintiffs’ request for leave to amend the Consolidated Amended Complaint and dismissed the Plymouth Action with prejudice.

On August 4, 2023, the lead plaintiffs filed a notice of appeal of the Court’s dismissal of the Consolidated Amended Complaint.

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

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of June 30, 2023.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the fair value of the TRA was $9.4 million and $8.6 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$8,724	$9,364	$8,586	$14,578
Payments	—	—	(1,200)	(1,483)
Fair value adjustment	705	(1,678)	2,043	(5,409)
Ending balance	$9,429	$7,686	$9,429	$7,686

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of June 30, 2023, the Company posted surety bonds in the total amount of $220.9 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

12.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$414,684	$486,362	$413,752	$430,236

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

The Capped Calls are valued using a Black-Scholes model, with the most judgmental unobservable input being the volatility measure. The value of the Capped Call is determined using unobservable inputs and is considered to be a Level 3 value in the fair value hierarchy. The fair value of the Capped Call was $64.0 million at June 30, 2023.

The fair value of the Term Loans and Other Debt is estimated using Level 2 inputs. The carrying values of the Term Loans outstanding under the Senior Secured Credit facility recorded in the condensed consolidated balance sheets approximate fair value due to the variable nature of the interest rates.

Other Debt totaling $50.4 million, consists of $34.6 million variable rate obligations and $15.8 million fixed rate obligations. Of the $15.8 million fixed rate obligations, $10.3 million mature in 2023 and $5.5 million mature in 2024. Due to the relative short-term maturity of these obligations, the Company believes current carrying value approximates fair value. The carrying value of the $34.6 million variable rate obligations approximate fair value due to the variable nature of the interest rates.

13.    Equity-Based Compensation

2020 Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

Restricted Stock Units
Pursuant to the 2020 Plan, the Company grants restricted stock units (“RSUs”) to employees and members of the Company’s board of directors. The fair value of the RSUs is determined using the market value of the Company’s common stock on the grant date.

RSU activity under the 2020 Plan during the six months ended June 30, 2023, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2022	1,700,824	$13.81
Shares granted	802,130	17.65
Shares vested	(557,448)	12.47
Shares forfeited	(117,511)	15.07
Outstanding non-vested, June 30, 2023	1,827,995	$15.57

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the six months ended June 30, 2023 and 2022:

	2023	2022
Volatility	90%	66%
Risk-free interest rate	3.74%	28.00%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the six months ended June 30, 2023, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2022	464,393	$11.96
Shares granted	263,594	19.22
Shares vested	—	—
Shares forfeited	(1,465)	20.00
Outstanding non-vested, June 30, 2023	726,522	$14.62

For the three months ended June 30, 2023 and 2022, the Company recognized $5.2 million and $3.0 million, respectively, in equity-based compensation expense. For the six months ended June 30, 2023 and 2022, the Company recognized $8.6 million and $7.5 million, respectively, in equity-based compensation. At June 30, 2023, the Company had $28.2 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over approximately 2.2 years and 2.4 years, respectively.

14    Segment Reporting

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

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations	STI Operations	Total
Revenue	$345,261	$162,464	$507,725	$347,177	$72,688	$419,865
Gross Profit	$106,590	$43,452	$150,042	$33,840	$6,106	$39,946

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Array Legacy Operations	STI Operations	Total	Array Legacy Operations	STI Operations	Total
Revenue	$650,465	$234,033	$884,498	$597,829	$122,622	$720,451
Gross Profit	$190,064	$61,157	$251,221	$55,108	$11,425	$66,533

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

Summary Risk Factors
Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our principal risks include the following:

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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the six months ended June 30, 2023, we derived 72% and 28% of our revenues from customers in the United States and the rest of the world, respectively. As of June 30, 2023, we had shipped more than 66.6 gigawatts of trackers to customers worldwide, including STI.

Our corporate headquarters are located in Albuquerque, New Mexico. As of June 30, 2023, we had 1,096 full-time employees.

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

Out-of-Period Adjustment for the Correction of Errors
During the first quarter of fiscal year 2023, the Company identified certain errors in its previously issued financial statements that have been corrected through a cumulative out-of-period adjustment in the condensed consolidated financial statements as of and for the six months ended June 30, 2023. The Company has concluded that the cumulative out-of-period adjustment for the correction of these errors is not material to the financial statements for the six months ended June 30, 2023. A summary of these corrections and a summary of the cumulative impact is provided in Note 1 – Organization, Business and Out-of-Period Adjustments in Part I of this Quarterly Report.

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

As a result of the USDOC’s investigation, we saw a number of projects in our order book initially delayed; however, on June 6, 2022, President Biden issued an emergency declaration delaying the imposition of any cash deposit or duty payment obligations on merchandise subject to these inquiries until the earlier of (i) the expiration of the order on June 6, 2024, or (ii) termination of the emergency declaration by the President. Merchandise from the four subject countries covered under the scope of these inquiries should therefore not be subject to any antidumping or countervailing duty liabilities under the Solar 1 Orders until the termination of the emergency declaration as long as the importer(s) and exporter(s) follow proper certification procedures that will be implemented by the USDOC. On May 3, 2023, however, the U.S. Senate voted to repeal President Biden’s emergency declaration. On May 16, President Biden announced that he had vetoed the U.S. Senate’s actions, and the emergency declaration will remain in place until June of 2024. The repeal of the President’s emergency declaration, and any affirmative determinations made once the suspension is lifted in any event, would have an adverse effect on the global solar energy marketplace, and as such, an adverse effect on our business, financial condition, and results of operations.

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

Non-Operating Expenses
Interest Expense
Interest expense consists of interest and other charges paid in connection with (i) our $575 million senior secured 7-year term loan facility (the “Term Loan Facility”), (ii) our $200 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured

Credit Facility”), (iii) our 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”), and (iv) the Other Debt we assumed in connection with the STI Acquisition.

Income Tax Expense
We are subject to U.S. federal and state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Results of Operations

The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Revenue	$507,725	$419,865	$87,860	21%	$884,498	$720,451	$164,047	23%
Cost of revenue	357,683	379,919	(22,236)	(6)%	633,277	653,918	(20,641)	(3)%
Gross profit	150,042	39,946	110,096	276%	251,221	66,533	184,688	278%

Operating expenses:
General and administrative	40,250	28,936	11,314	39%	78,392	74,361	4,031	5%
Change in fair value of contingent consideration	705	(1,678)	2,383	142%	2,043	(5,409)	7,452	138%
Depreciation and amortization	12,846	26,020	(13,174)	(51)%	27,087	49,257	(22,170)	(45)%
Total operating expenses	53,801	53,278	523	1%	107,522	118,209	(10,687)	(9)%

Income (loss) from operations	96,241	(13,332)	109,573	822%	143,699	(51,676)	195,375	378%

Other income (expense):
Other income (expense), net	125	(371)	496	134%	319	372	(53)	(14)%
Foreign currency gain (loss)	260	(1,736)	1,996	115%	66	2,127	(2,061)	(97)%
Change in fair value of derivative assets	694	—	694	100%	(1,256)	—	(1,256)	(100)%
Interest expense	(10,109)	(8,021)	(2,088)	(26)%	(19,609)	(14,963)	(4,646)	(31)%
Total other (expense)	(9,030)	(10,128)	1,098	11%	(20,480)	(12,464)	(8,016)	(64)%
Income (loss) before income tax (benefit) expense	87,211	(23,460)	110,671	472%	123,219	(64,140)	187,359	292%
Income tax (benefit) expense	22,403	(18,436)	40,839	222%	32,279	(33,179)	65,458	197%
Net income (loss)	$64,808	$(5,024)	$69,832	1390%	$90,940	$(30,961)	$121,901	394%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
Revenue:	2023	2022	$	%	2023	2022	$	%
Array	$345,261	$347,177	$(1,916)	(1)%	$650,465	$597,829	$52,636	9%
STI	162,464	72,688	89,776	124%	234,033	122,622	111,411	91%
Total Revenue	$507,725	$419,865	$87,860	21%	$884,498	$720,451	$164,047	23%
Gross Profit
Array	$106,590	$33,840	$72,750	215%	$190,064	$55,108	$134,956	245%
STI	43,452	6,106	37,346	612%	61,157	11,425	49,732	435%
Total Gross Profit	$150,042	$39,946	$110,096	276%	$251,221	$66,533	$184,688	278%

Comparison of the three months ended June 30, 2023 and 2022

Revenue
Consolidated revenue increased $87.9 million, or 21%, driven by an increase in STI Operations of 124%, which more than offset a slight decline of 1% in Array Legacy Operations.

The 1% revenue decrease in Array Legacy Operations was driven by an 8% reduction in the number of MWs shipped due to project delays. The reduction in MWs was partially offset by an increase in ASP of 8%.

The $89.8 million, or 124% revenue increase in STI Operations was driven by an increase in the number of megawatts shipped, most notably in the Brazil region, which offset lower ASP due to a smaller percentage of construction services being offered.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased $22.2 million, or 6%, driven primarily by lower input costs.

Consolidated gross profit increased $110.1 million, or 276%. As a percentage of revenue, consolidated gross profit increased to 30% for the three months ended June 30, 2023, as compared to 9.5% for the prior year. The increase was driven by higher STI Operations volume and an increase in gross profit as a percent of revenue in both operating segments.

Array Legacy Operations gross profit increased $72.8 million, or 215%. As a percentage of revenue, gross profit increased to 31% from 10% for the three months ended June 30, 2023 and 2022, respectively. The increase in gross profit as a percent of revenue was driven by an improvement in pass through pricing to customers, in addition to cost savings opportunities in logistics and raw materials, as well as a higher proportion of higher margin non-tracker revenue.

STI Operations gross profit increased $37.3 million, or 612%. As a percentage of revenue, gross profit for STI Operations increased to 27% from 8% for the three months ended June 30, 2023 and 2022, respectively, driven primarily by improved pass through pricing, cost savings opportunities on raw materials and a reduced impact of lower margin construction related services provided.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses increased by $11.3 million, or 39%. The increase was driven by higher payroll related expenses incurred to increase headcount in support of our growth and innovation strategy and higher professional fees for accounting and SOX initiatives.

Contingent Consideration
Consolidated contingent consideration expense increased by $2.4 million, or 142% as a result of the increased valuation of the TRA liability, which was driven by a decrease in the credit spread used in the valuation, consistent with the overall downward trend of credit spreads subsequent to 2022.

Depreciation and Amortization
Consolidated depreciation and amortization decreased by $13.2 million or 51% due to the decrease in the amortization of intangibles of $13.4 million, as the backlog related to the STI Acquisition had a one-year life and was fully amortized as of January 11, 2023.

Interest Expense
Consolidated interest expense decreased by $2.1 million, or 26%, primarily due to increased variable interest rates charged on our Term Loan Facility as well as the write off of $1.1 million of non-cash interest expense related to the accelerated principle payments made against the outstanding Term Loan balance.

We expect interest expense to be higher for the remainder of 2023 compared to 2022 as a result of continued higher variable interest rates.

Income Tax Expense (Benefit)
Consolidated income tax increased by $40.8 million, or 222%. The Company recorded income tax expense of $22.4 million for the three months ended June 30, 2023, compared to a benefit of $18.4 million for the three months ended June 30, 2022. Our effective tax rate was 25.7% for the three months ended June 30, 2023 and 78.6% for the three months ended June 30, 2022. The tax expense for the three months ended June 30, 2023 was unfavorably impacted by higher income reported in non-U.S. jurisdictions and an increase in income tax expense related to the Purchasers’ delayed draw commitment under the Securities Purchase Agreement for the Series A Shares (the “Put Option”), partially offset by benefits related to excess stock compensation deductions recorded discretely during the quarter. The tax benefit for the three months ended June 30, 2022 was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

Net Income
Consolidated net income increased $69.8 million, or 1390%, driven by a $87.9 million increase in consolidated revenue, a 276% increase in consolidated gross profit, partially offset by a $40.8 million increase in income tax expense.

Comparison of the six months ended June 30, 2023 and 2022

Revenue
Consolidated revenue increased $164.0 million, or 23%, driven by increases in both Array Legacy Operations and STI Operations of $52.6 million and $111.4 million, respectively.

The $52.6 million, or 9% revenue increase in Array Legacy Operations was driven by an increase in ASP of 11%, as a result of pass-through pricing to our customers, which was offset by a 2% decrease in MWs shipped.

The $111.4 million, or 91% revenue increase in STI Operations was driven by an increase in the number of megawatts shipped, most notably in the Brazil region, which offset lower ASP due to a smaller percentage of construction services being offered.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased $20.6 million, or 3%, driven primarily by lower input costs.

Consolidated gross profit increased $184.7 million, or 278%. As a percentage of revenue, consolidated gross profit increased to 28% for the three and six months ended June 30, 2023, as compared to 9% for the prior year. The increase in gross profit dollars was driven by both higher volume and an increase in gross profit as a percent of revenue in both operating segments.

Array Legacy Operations gross profit increased $135.0 million, or 245%. As a percentage of revenue, gross profit at Array Legacy increased to 29% from 9% for the six months ended June 30, 2023 and 2022, respectively. The increase in gross profit as a percent of revenue was driven by an improvement in pass through pricing to customers, in addition to cost savings opportunities in logistics and raw materials as well as higher proportion of higher margin non-tracker revenue.

STI Operations gross profit increased $49.7 million, or 435.3%. As a percentage of revenue, gross profit for STI Operations increased to 26% from 9% for the six months ended June 30, 2023 and 2022, respectively, driven primarily by improved pass through pricing and a reduced impact of lower margin construction related services provided.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses increased by $4.0 million, or 5%. The increase was driven by higher payroll and related expenses incurred to increase headcount in support of our growth and innovation strategy, as well as higher professional fees for accounting and SOX initiatives. These increases were partially offset by no acquisition related expenses in 2023 compared to expenses related to the acquisition of STI in 2022.

Contingent Consideration
Consolidated contingent consideration expense increased by $7.5 million, or 138% as a result of the increased valuation of the TRA liability, which was driven by a decrease in the credit spread used in the valuation, consistent with the overall downward trend of credit spreads subsequent to 2022.

Depreciation and Amortization
Consolidated depreciation and amortization decreased by $22.2 million or 45% due to the decrease in the amortization of intangibles of $22.7 million, as the backlog intangible asset related to the STI Acquisition had a one-year life and was fully amortized as of January 11, 2023.

Interest Expense
Consolidated interest expense decreased by $4.6 million, or 31%, primarily due to increased variable interest rates charged on our Term Loan Facility as well as the write off of $1.7 million of non-cash interest expense related to the accelerated principle payments made against the outstanding Term Loan balance.

Income Tax Expense (Benefit)
Consolidated income tax increased by $65.5 million, or 197%. The Company recorded income tax expense of $32.3 million for the six months ended June 30, 2023 compared to a benefit of $33.2 million for the six months ended June 30, 2022. Our effective tax rate was 26.2% for the six months ended June 30, 2023 and 51.7% for the six months ended June 30, 2022. The tax expense for the six months ended June 30, 2023 was unfavorably impacted by higher income reported in non-U.S. jurisdictions and an increase in income tax expense related to the Put Option, partially offset by benefits related to excess stock compensation deductions recorded discretely during the quarter. The tax benefit for the six months ended June 30, 2022 was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

Net Income
Consolidated net income increased $121.9 million, or 394%, driven by a $164.0 million increase in consolidated revenue, a 278% increase in consolidated gross profit margin and an $10.7 million reduction in operating expenses, partially offset by a $65.5 million increase in income tax expense.

Liquidity and Capital Resources

Cash Flows (in thousands)

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$66,356	$(60,764)
Net cash used in investing activities	(9,424)	(377,713)
Net cash (used in) provided by financing activities	(39,314)	122,697
Effect of exchange rate changes on cash and cash equivalents	4,447	(844)
Net change in cash and cash equivalents	$22,065	$(316,624)

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

As of June 30, 2023, our cash balance was $156.0 million, of which $60.7 million was held outside the U.S., and net working capital was $473.3 million. We had outstanding borrowings of $290.3 million under our $575 million Term Loan Facility and $173.3 million available to us under our $200 million Revolving Credit Facility.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Operating Activities
For the six months ended June 30, 2023, cash provided by operating activities was $66.4 million, of which $139.9 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of deferred tax expense, depreciation and amortization, equity-based compensation and both a $30.5 million increase in accounts payable and a $22.8 million decrease in inventory. These increases were partially offset by an $81.0 million increase in accounts receivable and a $64.1 million decrease in deferred revenue.

For the six months ended June 30, 2022, cash used in operating activities was $60.8 million, primarily due to an increase in accounts receivable and inventories of $106.5 million and $77.2 million, respectively. Inventories increased as a result of a build up of product due to supply chain difficulties and accounts receivable is higher due to higher sales. This increase was offset in part by an increase in accounts payable of $74.5 million due to higher expenses associated with increased sales.

Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $9.4 million, all of which was related to the purchase of property, plant and equipment.

For the six months ended June 30, 2022, net cash used in investing activities was $377.7 million, primarily due to cash used in the STI Acquisition.

Financing Activities
For the six months ended June 30, 2023, net cash used by financing activities was $39.3 million, driven primarily by $22.2 million in payments on our Term Loan and a $14.5 million net reduction of other debt.

For the six months ended June 30, 2022, net cash provided by financing activities was $122.7 million, of which $101.0 million related to proceeds under the Revolving Facility and $48.4 million related to proceeds from the Additional Closing in January 2022 offset by payments of $33.0 million on the Revolving Facility.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on August 11, 2021, we issued and sold to the Purchaser 350,000 shares of a newly designated Series A Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series A Shares”), having the powers, designations, preferences, and other rights set forth in the Certificate of Designations, and 7,098,765 shares of our common stock, par value $0.001 per share, for an aggregate purchase price of $346.0 million. Further, pursuant to the Securities Purchase Agreement, and subject to the terms and conditions set forth therein, as amended, we have issued and sold to the Purchasers 776,235 shares of common stock for an aggregate purchase price of $776.

In January 2022, we issued 50,000 of Series A Shares, and 1,125,000 shares of our common stock in an Additional Closing for an aggregate purchase price of $49,376,125.

For more information related to the Series A Shares, see Note 8 – Redeemable Perpetual Preferred Stock,” to the accompanying condensed consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 7 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of June 30, 2023, we posted surety bonds in the total amount of approximately $220.9 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Fair Value of Financial Instruments
The capped call option agreements associated with conversion of the Convertible Notes ( the “Capped Calls”) are accounted for as an asset that is recorded at fair value within Derivative assets in the consolidated balance sheets. The changes in fair value to Derivative assets are recorded within change in fair value of derivative assets in the Condensed Consolidated Statements of Operations. See Note 1 – Organization, Business and Out of Period Adjustments, and Note 2 – Summary of Significant Accounting Policies, of the condensed consolidated financial statements for further information regarding the accounting of these instruments.

The Capped Calls are valued using a Black-Scholes model, with the most judgmental non-observable input being the volatility measure. Changes in the assumptions around the volatility can cause significant changes in the estimated fair value of the Capped Call.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our 2022 Annual Report and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its ICFR continue to exist at June 30, 2023. Specifically:

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
•STI - Although management did not conduct a formal ICFR assessment of STI as of June 30, 2023, management has identified material weaknesses in STI’s ICFR as follows:
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

Remediation Plan for Existing Material Weaknesses
We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our ICFR and remediate the material weaknesses. Our planned remediation efforts include the following:

Control Environment, Risk Assessment and Monitoring – We have hired and will continue to hire additional resources throughout 2023 in accounting and IT to supplement our existing capabilities and capacity; and we will concentrate on retaining key accounting, IT, and operational personnel. In 2023, we have engaged an outside global consulting firm to support our continued enhancement of the design and operation of monitoring controls and other activities that will allow us to timely assess the design and the operating effectiveness of our ICFR. In addition to enhancing our ICFR overall, the consulting firm has been specifically focused on the identification of new controls and the improvement of existing controls related to STI, inventory management, revenue recognition and accounts receivable as well as business combination controls for future acquisitions.

Control Activities:
•Inventory – We continue to implement planned information system enhancements and the expansion of current information system capabilities, which will result in improved reliance on automated controls and less reliance on manual controls. Additionally, we are enhancing existing controls and are implementing new controls over the accounting, processing and recording of inventory. Specifically, we have strengthened the operation of control activities over inventory-in-transit, deploying multiple levels of review and validation of information and supporting documentation. We expect to deploy final phases of information system enhancements by the end of 2023.
•Revenue Recognition and Accounts Receivable – We are in the process of evaluating our information system capabilities in order to reduce the manual calculations within the revenue recognition business processes. We have begun to deploy information systems enhancements targeted at eliminating manual processes. Additionally, we are enhancing the design of existing controls to ensure completeness and accuracy of underlying source data for revenue recognition and customer billing. Lastly, we will continue to supplement our accounting staff with more experienced personnel which will enable us to incorporate an additional level of review.

•Foreign Currency – We have implemented information system enhancements which automate this previously manual process. We will we utilize the enhancements in parallel with our manual process for the near term until we are fully automated. We have continued to enhance the design of existing controls and processes related to the foreign currency translation process and over the consolidation of foreign entities into our condensed consolidated financial statements.

•Other Areas – We are in the process of remediation activities, including enhancing the design and operating effectiveness of controls around our ICFR. We are actively working with an outside global consulting firm to assist us with (i) reviewing our current processes, procedures, and systems to assess our ICFR to identify opportunities to enhance the design of controls to address relevant risks identified by management, and (ii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls. Additional activities in process include the following:
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

Changes in Internal Control over Financial Reporting
Other than as discussed above, there were no other changes to our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 – Commitments and Contingencies under the heading “Legal Proceedings” of our condensed consolidated financial statements for legal proceedings and related matters. In addition to the lawsuits described in Note 11 to our condensed consolidated financial statements, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, other than the cases described in Note 11 to our condensed consolidated financial statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the second quarter of 2023, certain of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Trading Plans” and each one as a “Trading Plan.”

The following table sets forth the material terms of these Trading Plans:

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Nipul Patel, Chief Financial Officer	Adoption May 15, 2023	August 14, 2023	May 3, 2024	Common Stock	76,925	Sale
Tyson Hottinger, Chief Legal Officer	Adoption May 31, 2023	September 1, 2023	August 28, 2024	Common Stock	9,000	Sale

(1)     The plans are subject to earlier termination under certain circumstances specified in the plans, including upon the sale or purchase (as applicable) of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.
(2) Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.

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

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	August 8, 2023
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	August 8, 2023
Nipul Patel
Chief Financial Officer