Form 10-Q
period 2023-09-30
Array Technologies, Inc.
filed 2023-11-07
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 3, 2023, there were 151,216,480 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$174,010	$133,901
Accounts receivable, net of allowance of $1,418 and $1,888, respectively	427,664	421,183
Inventories	216,018	233,159
Income tax receivables	367	3,532
Prepaid expenses and other	45,029	39,434
Total current assets	863,088	831,209

Property, plant and equipment, net	29,521	23,174
Goodwill	426,541	416,184
Other intangible assets, net	353,923	386,364
Deferred income tax assets	—	16,466
Derivative assets	64,130	—
Other assets	41,554	32,655
Total assets	$1,778,757	$1,706,052

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,730	$170,430
Accrued expenses and other	72,638	54,895
Accrued warranty reserve	2,506	3,690
Income tax payable	6,143	6,881
Deferred revenue	100,757	178,922
Current portion of contingent consideration	1,814	1,200
Current portion of debt	38,767	38,691
Other current liabilities	6,155	10,553
Total current liabilities	400,510	465,262

Deferred income tax liabilities	69,928	72,606
Contingent consideration, net of current portion	7,805	7,387
Other long-term liabilities	21,820	14,808
Long-term warranty	3,421	1,786
Long-term debt, net of current portion	658,879	720,352

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	September 30, 2023	December 31, 2022
Total liabilities	1,162,363	1,282,201

Commitments and contingencies (Note 11)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value - 500,000 authorized; 425,956 and 406,389 shares issued as of September 30, 2023 and December 31, 2022, respectively; liquidation preference of $493.1 million and $493.1 million at respective dates	337,929	299,570

Stockholders’ equity:
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 151,071,429 and 150,513,104 shares issued at respective dates	151	150
Additional paid-in capital	407,916	383,176
Accumulated deficit	(153,316)	(267,470)
Accumulated other comprehensive income	23,714	8,425
Total stockholders’ equity	278,465	124,281
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,778,757	$1,706,052

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$350,438	$515,024	$1,234,936	$1,235,475
Cost of revenue:
Cost of product and service revenue	259,419	434,801	892,696	1,088,719
Amortization of developed technology	3,640	3,640	10,918	10,918
Total cost of revenue	263,059	438,441	903,614	1,099,637
Gross profit	87,379	76,583	331,322	135,838

Operating expenses:
General and administrative	37,432	38,703	115,825	113,064
Change in fair value of contingent consideration	190	(572)	2,232	(5,981)
Depreciation and amortization	9,552	21,258	29,361	63,237
Total operating expenses	47,174	59,389	147,418	170,320

Income (loss) from operations	40,205	17,194	183,904	(34,482)

Other (expense) income:
Other (expense), net	(446)	(1,092)	(127)	(2,295)
Interest income	3,425	778	6,124	2,371
Legal settlement	—	42,750	—	42,750
Foreign currency gain (loss)	207	(159)	273	1,968
Change in fair value of derivative assets	116	—	(1,140)	—
Interest expense	(13,064)	(8,831)	(35,372)	(23,812)
Total other (expense) income	(9,762)	33,446	(30,242)	20,982

Income (loss) before taxes	30,443	50,640	153,662	(13,500)
Income tax expense (benefit)	7,229	9,996	39,508	(23,183)
Net income	23,214	40,644	114,154	9,683
Preferred dividends and accretion	13,091	12,257	38,359	36,045
Net income (loss) to common shareholders	$10,123	$28,387	$75,795	$(26,362)

Income (loss) per common share
Basic	$0.07	$0.19	$0.50	$(0.18)
Diluted	$0.07	$0.19	$0.50	$(0.18)
Weighted average number of common shares outstanding
Basic	151,068	150,322	150,865	149,604
Diluted	152,323	151,382	152,083	149,604

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$23,214	$40,644	$114,154	$9,683
Change in foreign currency translation adjustments(1)	(22,495)	(30,807)	15,289	(19,340)
Comprehensive income (loss)	$719	9,837	$129,443	$(9,657)
(1) The tax effect on other comprehensive income is not material.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended September 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2023	419	$324,838	—	$—	151,049	$151	$417,624	$(176,530)	$46,209	$287,454
Equity-based compensation	—	—	—	—	22	—	3,383	—	—	3,383
Preferred cumulative dividends plus accretion	7	13,091	—	—	—	—	(13,091)	—	—	(13,091)
Net income	—	—	—	—	—	—	—	23,214	—	23,214
Other comprehensive loss	—	—	—	—	—	—	—	—	(22,495)	(22,495)
Balance at September 30, 2023	426	$337,929	—	$—	151,071	$151	$407,916	$(153,316)	$23,714	$278,465

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Three Months Ended September 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2022	413	$293,974	—	—	150,279	$150	$401,614	$(302,863)	$11,467	$110,368
Equity-based compensation	—	—	—	—	55	—	4,097	—	—	4,097
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	—	—	—	—	—	—	(592)	—	—	(592)
Preferred cumulative dividends plus accretion	—	12,257	—	—	—	—	(12,257)	—	—	(12,257)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	40,644	—	40,644
Other comprehensive loss	—	—	—	—	—	—	—	—	(30,807)	(30,807)
Balance at September 30, 2022	400	$287,561	—	—	150,334	$150	$392,862	$(262,219)	$(19,340)	$111,453

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Nine Months Ended September 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	406	$299,570	—	$—	150,513	$150	$383,176	$(267,470)	$8,425	$124,281
Equity-based compensation	—	—	—	—	558	1	11,694	—	—	11,695
Correction of the Capped Call and Put Option errors (see Note 1)	—	—	—	—	—	—	52,914	—	—	52,914
Preferred cumulative dividends plus accretion	20	38,359	—	—	—	—	(39,868)	—	—	(39,868)
Net income	—	—	—	—	—	—	—	114,154	—	114,154
Other comprehensive income	—	—	—	—	—	—	—	—	15,289	15,289
Balance at September 30, 2023	426	$337,929	—	$—	151,071	$151	$407,916	$(153,316)	$23,714	$278,465

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Nine Months Ended September 30, 2022

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	161	—	11,454	—	—	11,454
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	15,146	15	214,891	—	—	214,906
Preferred cumulative dividends plus accretion	13	36,045	—	—	—	—	(36,045)	—	—	(36,045)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	9,683	—	9,683
Other comprehensive income	—	—	—	—	—	—	—	—	(19,340)	(19,340)
Balance at September 30, 2022	400	$287,561	—	$—	150,334	$150	$392,862	$(262,219)	$(19,340)	$111,453

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$114,154	$9,683
Adjustments to net income:
Provision for (recovery of) bad debts	(117)	660
Deferred tax expense (benefit)	284	(36,002)
Depreciation and amortization	30,318	64,039
Amortization of developed technology	10,918	10,918
Amortization of debt discount and issuance costs	9,123	5,003
Equity-based compensation	11,695	11,677
Contingent consideration	2,232	(5,981)
Warranty provision	451	4,341
Write-down of inventories	4,587	(2,333)
Change in fair value of derivative assets	1,140	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(6,364)	(139,036)
Inventories	12,554	(14,273)
Income tax receivables	3,165	(3,610)
Prepaid expenses and other	(2,140)	16,329
Accounts payable	14,443	42,073
Accrued expenses and other	18,484	41,271
Warranty payments	—	(373)
Income tax payable	(738)	2,951
Lease liabilities	(8,050)	1,914
Deferred revenue	(78,165)	34,772
Net cash provided by operating activities	137,974	44,023
Investing activities:
Purchase of property, plant and equipment	(11,615)	(6,690)
Acquisition of STI, net of cash acquired	—	(373,816)
Net cash used in investing activities	(11,615)	(380,506)
Financing activities:
Proceeds from Series A issuance	—	33,098
Proceeds from common stock issuance	—	15,885
Series A equity issuance costs	(1,509)	(1,167)
Common stock issuance costs	—	(450)
Dividends on Series A Preferred	—	(18,670)
Payments on revolving credit facility	—	(116,000)
Proceeds from revolving credit facility	—	116,000
Proceeds from issuance of other debt	60,516	39,219
Principal payments on term loan facility	(73,225)	—

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Principal payments on other debt	(69,024)	(33,286)
Contingent consideration payments	(1,200)	(1,483)
Net cash provided by (used in) financing activities	(84,442)	33,146
Effect of exchange rate changes on cash and cash equivalent balances	(1,808)	(1,555)
Net change in cash and cash equivalents	40,109	(304,892)
Cash and cash equivalents, beginning of period	133,901	367,670
Cash and cash equivalents, end of period	$174,010	$62,778

Supplemental Cash Flow Information
Cash paid for interest	$36,136	$22,226
Cash paid for income taxes (net of refunds)	$36,797	$1,189

Non-cash Investing and Financing Activities
Dividends accrued on Series A Preferred	$19,567	$—
Stock consideration paid for acquisition of STI	$—	$200,224

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

Acquisition of STI Norland
On January 11, 2022, the Company acquired 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability Company, and its subsidiaries (collectively, “STI”) with cash and common stock of the Company (the “STI Acquisition”). The STI Acquisition was accounted for as a business combination.

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

Capped Calls
As discussed in Note 10 – Debt of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023, in November 2021 the Company paid $52.9 million to enter into capped call option agreements (the “Capped Calls”) to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Company’s Convertible Notes (as defined below). The Company originally concluded that the Capped Calls met the criteria for equity classification because the Capped Calls are indexed to the Company’s common stock, and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the Company originally recorded the amount paid for the Capped Calls as a reduction to additional paid-in capital of $52.9 million, offset by $12.4 million of income taxes.

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

Additional Closing Purchased Put Option
As discussed in Note 11 – Redeemable Perpetual Preferred Stock, of the Company’s consolidated financial statements for the fiscal year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023, in August 2021 the Company entered into a Securities Purchase Agreement (the “SPA”) with certain Purchasers (as defined below), which gives the Company the option to require the Purchasers to purchase up to an additional 150,000 shares of Series A Shares (as defined below) and up to 3,375,000 shares of common stock for $148.0 million until June 30, 2023 (the “Put Option”), which has expired. Upon issuance of the Put Option, the Company recorded a reduction to additional paid-in-capital of approximately $12.4 million because the Company originally concluded that the Put Option should be classified as equity.

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

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the SEC. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim periods, or any future year or period. The balance sheet as of December 31, 2022, included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the 2022 Annual Report.

Unless expressly stated or the context otherwise requires, the terms “the Company”, “we”, “us”, “our”, “Array”, and “Array Technologies” refer to Array Technologies, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

Reclassifications
Beginning in the third quarter of 2023, the Company reclassified amounts recorded for amortization of certain acquired intangible assets in prior presentations from Total operating expenses under the caption "Depreciation and amortization" to Total cost of revenue under the caption "Amortization of developed technology" in the condensed consolidated statements of operations. The Company believes this presentation enhances the comparability of the Company’s financial statements to industry peers.

These reclassifications resulted in $3.6 million and $10.9 million recorded to Amortization of developed technology within Total cost of revenue and a $3.6 million and $10.9 million decrease to Depreciation and amortization within Total operating expenses during the three and nine months ended September 30, 2022, respectively.

These reclassifications did not impact the Company’s operating income (loss), net income (loss) or earnings (loss) per share for any current or historical periods. These reclassifications also did not impact the condensed consolidated balance sheets or condensed consolidated statements of cash flows.

Beginning in the third quarter of 2023, revenue excludes a $20.1 million Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), that has been reclassified and included in cost of revenues in the current year. This reclassification was determined to be appropriate after we evaluated the expected accounting treatment related to future governmental incentives under the Inflation Reduction Act. For the nine months ended September 30, 2022, an ICMS benefit of $8.2 million was included in revenues.

This reclassification had no impact on the Company’s gross profit, income (loss) from operations, net income or income (loss) per common share in the current period. These reclassifications also did not impact the condensed consolidated balance sheets or condensed consolidated statements of cash flows.

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

Impact of the Ongoing Russian-Ukraine Conflict
The ongoing Russian-Ukraine conflict has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

Inflation
Inflationary pressures are expected to persist, at least in the near-term, and may negatively impact our results of operations. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

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

Certain of our foreign subsidiaries have local currencies that are different than the subsidiaries functional currencies. When translating from the local currency to the functional currency, monetary assets and liabilities are translated at the current exchange rate resulting in foreign exchange gains or losses, and non-monetary assets are translated at historical exchange rates. Changes in the exchange rates between the functional currencies of our subsidiaries and the currencies in which monetary financial assets and liabilities are denominated, will create fluctuations in our reported condensed consolidated statements of operations and cash flows.

Derivative Financial Instruments
Both the Capped Call and the Put Option are accounted for as assets that are recorded at fair value within Derivative assets on the condensed consolidated balance sheets. The changes in fair value to Derivative assets are recorded within change in fair value of derivative assets on the Condensed Consolidated Statements of Operations. See Note 1 – Organization, Business and Out-of-Period Adjustments, for further information. As of June 30, 2023, the Put Option has expired and as a result, the fair value of the Put Option is $0.

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

3.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$133,726	$66,574
Finished goods	82,292	166,585
Inventories	$216,018	$233,159

4.    Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2023	December 31, 2022
Land	N/A	$1,612	$1,583
Buildings and land improvements	15-39	9,034	7,411
Manufacturing equipment	7	22,223	18,983
Furniture, fixtures and equipment	5-7	4,567	3,583
Vehicles	5	666	585
Hardware and software	3-5	6,161	3,706
Assets in progress	N/A	6,083	5,142
Total		50,346	40,993
Less: accumulated depreciation		(20,825)	(17,819)
Property, plant and equipment, net		$29,521	$23,174

Depreciation expense was $0.9 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, of which $0.4 million was included in cost of revenue in both periods and $0.5 million and $0.3 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Depreciation expense was $2.4 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively, of which $1.0 million and $1.2 million, respectively, was included in cost of revenue and $1.4 million and $0.6 million, respectively, was included in depreciation and amortization on the accompanying condensed consolidated statements of operations.

5.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2023, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations	Total
Beginning balance	$69,727	$346,457	$416,184
Adjustment to goodwill (see Note 1)	—	2,000	2,000
Foreign currency translation	—	8,357	8,357
Ending balance	$69,727	$356,814	$426,541
(1) Goodwill attributable to Array Legacy Operations is net of impairment of $51.9 million.

Each quarter the Company evaluates if facts and circumstances indicate that it is more-likely-than-not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. During our most recent evaluation, we concluded there were no indicators of impairment as of September 30, 2023.

Other Intangible Assets, Net
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2023	December 31, 2022
Amortizable:
Developed technology	14	$203,800	$203,800
Customer relationships	10	327,008	321,935
Backlog	1	52,443	51,015
Trade name	20	26,014	25,682
Total amortizable intangibles		609,265	602,432
Accumulated amortization:
Developed technology		105,265	94,347
Customer relationships		105,697	81,268
Backlog		52,443	49,507
Trade name		2,237	1,246
Total accumulated amortization		265,642	226,368
Total amortizable intangibles, net		343,623	376,064

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$353,923	$386,364

Amortization expense related to intangible assets was $12.6 million and $24.6 million for the three months ended September 30, 2023 and 2022, respectively, of which $3.6 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $9.0 million and $21.0 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Amortization expense related to intangible assets was $38.8 million and $73.5 million for the nine months ended September 30, 2023 and 2022, respectively, of which $10.9 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $27.9 million and $62.6 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of September 30, 2023, is as follows (in thousands):

Amount
Remainder of 2023	$12,384
2024	49,538
2025	49,538
2026	45,232
2027	40,588
Thereafter	146,343
$343,623

Long-lived assets, including both amortizable and non-amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. As of September 30, 2023, no events or circumstances were noted that would indicate the carrying amount of any of our asset groups may not be recoverable.

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

The Company recorded income tax expense of $7.2 million and $10.0 million for the three months ended September 30, 2023 and 2022, respectively, and an expense of $39.5 million and a benefit of $23.2 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense for the nine months ended September 30, 2023, was unfavorably impacted by higher income in non-U.S. jurisdictions and an increase in income tax expense related to the Put Option (see Note 1 – Organization, Business and Out-of-Period Adjustments), partially offset by benefits related to excess equity-based compensation deductions recorded discretely. The tax expense for the nine months ended September 30, 2022, was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

For the nine months ended September 30, 2023 and 2022, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

7.    Debt

The following table summarizes the Company’s total debt (in thousands):

	September 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Term loan facility	$239,250	$312,475
Revolving credit facility	—	—
Total secured credit facility	239,250	312,475

Convertible notes	425,000	425,000
Other debt	55,278	51,951
Total principal	719,528	789,426
Unamortized discount and issuance costs, total	(21,882)	(30,383)
Current portion of debt	(38,767)	(38,691)
Total long-term debt, net of current portion	$658,879	$720,352

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

Revolving Credit Facility
Under the Revolving Credit Facility, the Company had no outstanding balance as of both September 30, 2023 and December 31, 2022, $24.9 million and $38.8 million in standby letters of credit at September 30, 2023 and December 31, 2022, respectively, and availability of $175.1 million and $161.2 million at September 30, 2023 and December 31, 2022, respectively. In accordance with the Third Amendment, the Revolving Credit Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Term Loan Facility
The Term Loan Facility had a balance of $239.3 million and $312.5 million as of September 30, 2023 and December 31, 2022, respectively. The balance of the Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $12.0 million and $19.1 million as of September 30, 2023 and December 31, 2022, respectively. In accordance with the Third Amendment, the Term Loan Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the

Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. The debt discount and issuance costs are being amortized using the effective interest method and the effective interest rate of the Term Loan Facility as of September 30, 2023, was 9.95%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2022.

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

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. As of September 30, 2023 and December 31, 2022, the principal balance of the Convertible Notes was $425.0 million with unamortized discount and issuance costs of $9.8 million and $11.3 million, respectively, for a net carrying amount of $415.2 million and $413.8 million, respectively.

The conversion rate for the Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the nine months ended September 30, 2023, and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three and nine months ended September 30, 2023.

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

Consequently, if the Convertible Notes are converted, then the number of shares to be issued by the Company would be effectively partially offset by the shares of common stock received by the Company under the Capped Calls as they are exercised. The formula above would be adjusted in the event of certain specified extraordinary events affecting the Company, including: a merger; a tender offer; nationalization, insolvency or delisting of the Company’s common stock; changes in law; failure to deliver; insolvency filing; stock splits, combinations, dividends, repurchases or similar events; or an announcement of certain of the preceding actions.

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

Other Debt
Other debt consists of the debt obligations of STI. Interest rates on other debt range from 0.55% to 4.41% annually. Of the $55.3 million other debt balance, approximately $45.3 million is denominated in Euros and $10.0 million is denominated in Brazilian Real.

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

The Put Option included in the SPA required the Purchasers to purchase up to an additional 150,000 shares of Series A Shares and up to 3,375,000 shares of common stock (or up to 6,100,000 shares of common stock in the event of certain price-related adjustments) until June 30, 2023, subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction, for an aggregate purchase price up to $148.0 million (the “Delayed Draw Commitment” or the “Put Option”). The Put Option expired effective June 30, 2023.

On January 7, 2022, pursuant to the Put Option, the Company issued and sold to the Purchasers 50,000 shares of Series A Shares and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”).

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $18.8 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for information regarding the accounting for the Put Option.

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

During the nine months ended September 30, 2023, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $19.6 million. As of September 30, 2023, total accrued and unpaid dividends were $26.0 million.

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

Fees
During the six months ended June 30, 2023, the Company paid the Purchasers a per annum cash commitment fee totaling $1.5 million on the unpurchased portion of Put Option. The Put Option expired effective June 30, 2023.

9.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Over time revenue	$321,154	$458,405	$1,120,526	$991,561
Point in time revenue	29,284	56,619	114,410	243,914
Total revenue	$350,438	$515,024	$1,234,936	$1,235,475

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

	September 30, 2023	December 31, 2022
Unbilled receivables	$74,076	$101,513

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	September 30, 2023	December 31, 2022
Deferred revenue	$100,757	$178,922

During the nine months ended September 30, 2023, the Company converted $153.9 million in deferred revenue to revenue, which represented 86% of the prior year’s deferred revenue balance.

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

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. An example of such a situation is when customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the ITC. Because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in its custody. All bill-and-hold inventory is bundled or palletized in the Company’s warehouses, separately identified as not belonging to the Company and ready for immediate transport to the customer project upon request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer. During the three and nine months ended September 30, 2023, the Company recognized zero and $22.8 million, respectively, in revenue from a single customer for the sale of goods and services that also contained bill-and-hold obligations such as storage, handling and other custodial duties.

Remaining Performance Obligations
As of September 30, 2023, the Company had $336.2 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$23,214	$40,644	$114,154	$9,683
Less: preferred dividends and accretion	13,091	12,257	38,359	36,045
Net income (loss) to common shareholders	$10,123	$28,387	$75,795	$(26,362)
Basic:
Weighted average shares	151,068	150,322	150,865	149,604
Income (loss) per share	$0.07	$0.19	$0.50	$(0.18)
Diluted:
Effect of restricted stock and performance awards	1,255	1,060	1,219	—
Weighted average shares	152,323	151,382	152,083	149,604
Income (loss) per share	$0.07	$0.19	$0.50	$(0.18)

Potentially dilutive common shares issuable pursuant to equity-based awards of 108,111 were not included for the nine months ended September 30, 2022, as their potential effect was anti-dilutive given the Company generated a net loss to common shareholders.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the nine months ended September 30, 2023 and 2022, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

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

On July 30, 2021, a second and related verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company (“Second SDNY Derivative Action”). The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. On August 24, 2021, the Second SDNY Derivative Action was consolidated with the First SDNY Derivative Action (the “Consolidated SDNY Derivative Action”), the Court appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on any motions to dismiss the Plymouth Action or, (b) to the extent the complaint in the Plymouth Action is amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action.

On September 21, 2021, the Court in the Plymouth Action appointed a group comprised of institutional investors Plymouth County Retirement Association and Carpenters Pension Trust Fund for Northern California as lead plaintiffs.

On December 7, 2021, an amended class action complaint was filed by lead plaintiffs in the Plymouth Action against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2), and 15 of the Securities Exchange Act of 1933, on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s securities during the period from October 14, 2020 through May 11, 2021 (the “Consolidated Amended Complaint”). The Consolidated Amended Complaint alleges misstatements and/or omissions in: (1) certain of the Company’s registration statements and prospectuses related to the Company’s IPO, the Company’s 2020 Follow-On Offering, and the Company’s 2021 Follow-On Offering; (2) in the Company’s Annual Report on Form 10-K and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (3) in the Company’s November 5, 2020 and March 9, 2021 earnings calls.

On October 17, 2022, the Company and other defendants in the Plymouth Action filed a joint motion to dismiss (the “Motion to Dismiss”) the Consolidated Amended Complaint. The lead plaintiff filed a motion opposing the Motion to Dismiss on December 16, 2022, and the Company and other defendants filed a reply in support of the motion to dismiss on January 17, 2023.

On May 19, 2023, the Court in the Plymouth Action granted the Company’s Motion to Dismiss. On July 5, 2023, the Court denied the lead plaintiffs’ request for leave to amend the Consolidated Amended Complaint and dismissed the Plymouth Action with prejudice.

On August 4, 2023, the lead plaintiffs filed a notice of appeal of the Court’s dismissal of the Consolidated Amended Complaint (the “Second Circuit Appeal”).

On September 11, 2023, pursuant to a scheduling request filed by lead plaintiffs, the United States Court of Appeals for the Second Circuit ordered lead plaintiffs to file their opening brief in the Second Circuit Appeal by November 17, 2023.

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

On September 2, 2022, the Second Delaware Derivative Action was consolidated with the First Delaware Derivative Action (the “Consolidated Delaware Derivative Action”), the Court of Chancery appointed co-lead counsel, and the case was temporarily stayed pending the entry of an order on all motions to dismiss directed at the pleadings filed in the Plymouth Action. The stay shall remain in effect until the later of (a) the entry of an order on the pending motion to dismiss the Consolidated Amended Complaint in the Plymouth Action, (b) to the extent the Consolidated Amended Complaint in the Plymouth Action is further amended, the entry of an order on any motions to dismiss any such amended complaints in the Plymouth Action, or (c) the public announcement of a settlement of the Plymouth Action.

The stays in both the Consolidated SDNY Derivative Action and the Consolidated Delaware Derivative Action remain in place following the dismissal of the Plymouth Action during the pendency of the Second Circuit Appeal.

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of September 30, 2023.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the fair value of the TRA was $9.6 million and $8.6 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$9,429	$7,685	$8,587	$14,577
Payments	—	—	(1,200)	(1,483)
Fair value adjustment	190	(572)	2,232	(5,981)
Ending balance	$9,619	$7,113	$9,619	$7,113

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of September 30, 2023, the Company posted surety bonds in the total amount of $217.6 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

12.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$415,158	$485,563	$413,752	$430,236

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

The following table summarizes the activity related to the Capped Calls (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$64,014	$—	$—	$—
Change in fair value gain and loss	116	—	(1,140)	—
Change due to correction of errors (see Note 1)	—	—	65,270	—
Ending balance	$64,130	$—	$64,130	$—

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

Other Debt totaling $55.3 million, consists of $40.0 million variable rate obligations and $15.3 million fixed rate obligations. Of the $15.3 million fixed rate obligations, $3.3 million mature in 2023 and $11.9 million mature in 2024. Due to the relative short-term maturity of the fixed rate obligations, the Company believes current carrying value approximates fair value. The carrying value of the $40.0 million variable rate obligations approximate fair value due to the variable nature of the interest rates.

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

RSU activity under the 2020 Plan during the nine months ended September 30, 2023, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2022	1,700,824	$13.81
Shares granted	846,559	17.90
Shares vested	(564,358)	12.51
Shares forfeited	(135,313)	18.57
Outstanding non-vested, September 30, 2023	1,847,712	$15.73

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the nine months ended September 30, 2023 and 2022:

	2023	2022
Volatility	90%	60%
Risk-free interest rate	3.74%	2.83%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the nine months ended September 30, 2023, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2022	464,393	$11.96
Shares granted	263,594	19.22
Shares vested	—	—
Shares forfeited	(33,176)	15.15
Outstanding non-vested, September 30, 2023	694,811	$14.56

For the three months ended September 30, 2023 and 2022, the Company recognized $3.4 million and $4.2 million, respectively, in equity-based compensation expense. For the nine months ended September 30, 2023 and 2022, the Company recognized $11.9 million and $11.7 million, respectively, in equity-based compensation. At September 30, 2023, the Company had $24.7 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over approximately 2.0 years and 2.2 years, respectively.

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

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Array Legacy Operations	$244,857	$400,463	$895,322	$998,292
STI Operations	105,581	114,561	339,614	237,183
Total	$350,438	$515,024	$1,234,936	$1,235,475

Gross Profit:
Array Legacy Operations	$58,233	$60,281	$241,019	$108,111
STI Operations	29,146	16,302	90,303	27,727
Total	$87,379	$76,583	$331,322	$135,838

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
•the implementation of the Inflation Reduction Act may not deliver as much growth as we are anticipating, and we may not be able to maximize its benefits; and
•cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information could harm our business.

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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the nine months ended September 30, 2023, we derived 72% and 28% of our revenues from customers in the United States and the rest of the world, respectively. As of September 30, 2023, we had shipped more than 70.0 gigawatts of trackers to customers worldwide, including STI.

Our corporate headquarters are located in Albuquerque, New Mexico. As of September 30, 2023, we had 1,058 full-time employees.

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

Inflation
Inflationary pressures are expected to persist, at least in the near-term, and may continue to negatively impact our results of operation. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

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

On August 18, 2023, the USDOC announced the final determinations in the circumvention inquiries of solar cells and modules from China. The USDOC found that certain Chinese producers were shipping solar products through Cambodia, Malaysia, Thailand, and/or Vietnam for minor processing in an attempt to circumvent antidumping and countervailing duties. The final determination affirms the USDOC’s preliminary findings in most respects; however, pursuant to President Biden’s June 6, 2022 emergency declaration, duties will not be collected on any solar module and cell imports from these four countries until June 2024. The repeal of the President’s emergency declaration, and any affirmative determinations made once the suspension is lifted in any event, would have an adverse effect on the global solar energy marketplace, and as such, an adverse effect on our business, financial condition, and results of operations.

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

Antidumping and Countervailing Duty Petitions on Aluminum Extrusions
On October 4, 2023, domestic producers filed petitions with the USDOC International Trade Commission, seeking antidumping duties on imports of aluminum extrusions from Colombia, the Dominican Republic, Ecuador, India, Indonesia, Italy, Malaysia, Mexico, China, South Korea, Taiwan, Thailand, Turkey, the United Arab Emirates (UAE) and Vietnam, and countervailing duties on such imports from China, Indonesia, Mexico and Turkey.

The merchandise subject to this investigation is aluminum extrusions, regardless of form, finishing or fabrication, whether assembled with other parts or unassembled, whether coated, painted, anodized or thermally improved. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. It is anticipated that the USDOC will set preliminary countervailing duty rates in March of 2024 and preliminary antidumping rates in May of 2024, with the potential to cover materials imported from December 2023 and February 2024 onward, respectively. We cannot currently predict what, if any, impact the USDOC’s investigation will have on the overall future supply of these components. We continue to monitor developments in the investigation and work to mitigate its impact on our supply chain, but if we are unable to do so, these antidumping and countervailing duties could negatively impact our business, financial condition, and results of operations.

Impact of the Ongoing Russian-Ukraine Conflict
The ongoing Russian-Ukraine conflict has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know ultimate severity or duration of the conflict, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

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
In addition, cost of revenue includes amortization of developed technology.

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

Amortization of intangibles consists of customer relationships, contractual backlog, and the STI trade name amortized over their expected period of use.

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

Results of Operations

The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Revenue	$350,438	$515,024	$(164,586)	(32)%	$1,234,936	$1,235,475	$(539)	—%
Cost of revenue:
Cost of product and service revenue	259,419	434,801	(175,382)	(40)%	892,696	1,088,719	(196,023)	(18)%
Amortization of developed technology	3,640	3,640	—	—%	10,918	10,918	—	—%
Total cost of revenue	263,059	438,441	(175,382)	(40)%	903,614	1,099,637	(196,023)	(18)%
Gross profit	87,379	76,583	10,796	14%	331,322	135,838	195,484	144%

Operating expenses:
General and administrative	37,432	38,703	(1,271)	(3)%	115,825	113,064	2,761	2%
Change in fair value of contingent consideration	190	(572)	762	133%	2,232	(5,981)	8,213	137%
Depreciation and amortization	9,552	21,258	(11,706)	(55)%	29,361	63,237	(33,876)	(54)%
Total operating expenses	47,174	59,389	(12,215)	(21)%	147,418	170,320	(22,902)	(13)%

Income (loss) from operations	40,205	17,194	23,011	134%	183,904	(34,482)	218,386	633%

Other (expense) income:
Other (expense), net	(446)	(1,092)	646	59%	(127)	(2,295)	2,168	(94)%
Interest income	3,425	778	2,647	(340)%	6,124	2,371	3,753	158%
Legal settlement	—	42,750	(42,750)	(100)%	—	42,750	(42,750)	(100)%
Foreign currency gain (loss)	207	(159)	366	230%	273	1,968	(1,695)	(86)%
Change in fair value of derivative assets	116	—	116	100%	(1,140)	—	(1,140)	(100)%
Interest expense	(13,064)	(8,831)	(4,233)	(48)%	(35,372)	(23,812)	(11,560)	(49)%
Total other (expense) income	(9,762)	33,446	(43,208)	(129)%	(30,242)	20,982	(51,224)	(244)%
Income (loss) before taxes	30,443	50,640	(20,197)	(40)%	153,662	(13,500)	167,162	1238%
Income tax expense (benefit)	7,229	9,996	(2,767)	(28)%	39,508	(23,183)	62,691	270%
Net income	$23,214	$40,644	$(17,430)	(43)%	$114,154	$9,683	$104,471	1079%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
Revenue:	2023	2022	$	%	2023	2022	$	%
Array Legacy Operations	$244,857	$400,463	$(155,606)	(39)%	$895,322	$998,292	$(102,970)	(10)%
STI Operations	105,581	114,561	(8,980)	(8)%	339,614	237,183	102,431	43%
Total Revenue	$350,438	$515,024	$(164,586)	(32)%	$1,234,936	$1,235,475	$(539)	—%

Gross Profit
Array Legacy Operations	$58,233	$60,281	$(2,048)	(3)%	$241,019	$108,111	$132,908	123%
STI Operations	29,146	16,302	12,844	79%	90,303	27,727	62,576	226%
Total Gross Profit	$87,379	$76,583	$10,796	14%	$331,322	$135,838	$195,484	144%

Comparison of the three months ended September 30, 2023 and 2022

Revenue
Consolidated revenue decreased $164.6 million, or 32%, driven primarily by a decrease in both Array Legacy Operations of 39% and STI Operations of 8%.

The decrease in revenue in Array Legacy Operations was driven by a 33% reduction in the number of MWs shipped due to project delays from our customers, as well as a 9% reduction in ASP due to lower input costs for materials and logistics.

The decrease in revenue in STI Operations was driven by a decrease in the number of megawatts shipped, most notably in the Brazil region, which offset lower ASP due to a smaller percentage of construction services being offered.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $175.4 million, or 40%, driven primarily by a reduction in revenue combined with lower input costs.

Consolidated gross profit increased by $10.8 million, or 14%. As a percentage of revenue, consolidated gross profit increased to 25% for the three months ended September 30, 2023, as compared to 15% during the same period in the prior year. Both operating segments had increases in gross profit as a percent of revenue.

Array Legacy Operations gross profit decreased by $2.0 million, or 3%. As a percentage of revenue, gross profit increased to 24% from 15% for the three months ended September 30, 2023 and 2022, respectively. The increase in gross profit as a percent of revenue was driven by an improvement in pass through pricing to customers, in addition to cost savings due to improved raw materials pricing and lower logistics rates, as well as a higher proportion of higher margin non-tracker revenue.

STI Operations gross profit increased by $12.8 million, or 79%. As a percentage of revenue, gross profit for STI Operations increased to 28% from 14% for the three months ended September 30, 2023 and 2022, respectively, driven primarily by improved pass through pricing, cost savings opportunities on raw materials and a reduced impact of lower margin construction related services provided.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses decreased by $1.3 million, or 3%. In the third quarter of 2022, the Company incurred $4.9 million in professional fees related to the STI acquisition for which there were no comparable expenses in the current year. Excluding those fees, expense was up primarily due to an increase in payroll and related costs, driven by an increase in headcount.

Contingent Consideration
Consolidated contingent consideration expense increased by $0.8 million, or 133%, as a result of the increased valuation of the TRA liability.

Depreciation and Amortization
Consolidated depreciation and amortization decreased by $11.7 million or 55%, due to the decrease in the amortization of intangibles of $12.0 million, as the backlog purchased as part of the STI Acquisition had a one-year life and was fully amortized in the first quarter of 2023.

Interest Expense
Consolidated interest expense increased by $4.2 million, or 48%, primarily due to increased variable interest rates charged on our Term Loan Facility as well as the acceleration of $2.5 million of non-cash interest expense related to an unscheduled principal payment made against the outstanding Term Loan balance.

We expect interest expense to be higher for the remainder of 2023 compared to 2022 as a result of continued higher variable interest rates.

Income Tax Expense (Benefit)
Consolidated income tax decreased by $2.8 million, or 28%. The Company recorded income tax expense of $7.2 million for the three months ended September 30, 2023, compared to income tax expense of $10.0 million for the three months ended September 30, 2022. Our effective tax rate was 23.7% for the three months ended September 30, 2023, and 19.7% for the three months ended September 30, 2022. The tax expense for the three months ended September 30, 2023, was unfavorably impacted by higher income in non-U.S. jurisdictions which have higher tax rates than the U.S. and non-deductible expenses. The tax expense for the three months ended September 30, 2022, which includes $8.7 million related to the legal settlement discretely recorded in the period, was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

Net Income
Consolidated net income decreased by $17.4 million, or 43%, driven by a $164.6 million decrease in consolidated revenue and the nonrecurrence in the current year of a $42.8 million legal settlement gain recognized by Array Legacy Operations during the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue
Consolidated revenue was flat year over year, driven by an increase in STI Operations of $102.4 million, offset by a decrease in Array Legacy Operations of $103.0 million.

The $102.4 million, or 43%, revenue increase in STI Operations was driven by an increase in the number of megawatts shipped, most notably in the Brazil region, which offset lower ASP due to a smaller percentage of construction services being offered.

The $103.0 million, or 10%, revenue decrease in Array Legacy Operations was driven by a decrease in the number of megawatts shipped, due primarily to project delays from our customers.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $196.0 million, or 18%, driven primarily by a reduction in revenue combined with a decrease in input costs.

Consolidated gross profit increased by $195.5 million, or 144%. As a percentage of revenue, consolidated gross profit increased to 27% for the nine months ended September 30, 2023, as compared to 11% during the same period in the prior year. The increase in gross profit dollars was driven by cost savings opportunities and lower overall costs in logistics and raw materials, a higher proportion of higher margin non-tracker revenue and a decrease in lower margin construction related services.

Array Legacy Operations gross profit increased by $132.9 million, or 123%. As a percentage of revenue, gross profit at Array Legacy Operations increased to 27% from 11% for the nine months ended September 30, 2023 and 2022, respectively. The increase in gross profit as a percent of revenue was driven by an improvement in pass through pricing to customers, in addition to cost savings opportunities in logistics and raw materials, as well as a higher proportion of higher margin non-tracker revenue.

STI Operations gross profit increased by $62.6 million, or 226%. As a percentage of revenue, gross profit for STI Operations increased to 27% from 12% for the nine months ended September 30, 2023 and 2022, respectively, driven primarily by improved pass through pricing and a reduced impact of lower margin construction related services provided.

Operating Expenses:
General and Administrative
Consolidated general and administrative expenses increased by $2.8 million, or 2%. The increase was driven by higher payroll and related expenses incurred to increase headcount in support of our growth and innovation strategy. These increases were partially offset by no acquisition related expenses in 2023 compared to expenses related to the STI Acquisition in 2022.

Contingent Consideration
Consolidated contingent consideration expense increased by $8.2 million, or 137% as a result of the increased valuation of the TRA liability, which was driven by a decrease in the credit spread used in the valuation, consistent with the overall downward trend of credit spreads subsequent to 2022.

Depreciation and Amortization
Consolidated depreciation and amortization decreased by $33.9 million, or 54%, due to the decrease in the amortization of intangibles of $34.7 million, as the backlog purchased as part of the STI Acquisition had a one-year life and was fully amortized as of the first quarter of 2023.

Interest Expense
Consolidated interest expense increased by $11.6 million, or 49%, primarily due to increased variable interest rates charged on our Term Loan Facility as well as the acceleration of $3.6 million of non-cash interest expense related to unscheduled principal payments made against the outstanding Term Loan balance.

Income Tax Expense (Benefit)
Consolidated income tax increased by $62.7 million, or 270%. The Company recorded income tax expense of $39.5 million for the nine months ended September 30, 2023, compared to a benefit of $23.2 million for the nine months ended September 30, 2022. Our effective tax rate was 25.7% and 171.7% for the nine months ended September 30, 2023 and 2022, respectively. The tax expense for the nine months ended September 30, 2023, was unfavorably impacted by higher income in non-U.S. jurisdictions and an increase in income tax expense related to the Put Option, partially offset by benefits related to excess stock compensation deductions recorded discretely during the period. The tax benefit for the nine months ended September 30, 2022, which includes $8.7 million related to the legal settlement discretely recorded in the period, was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

Net Income
Consolidated net income increased by $104.5 million, or 1,079%, driven by a 144% increase in consolidated gross profit margin and a $22.9 million reduction in operating expenses, partially offset by a $62.7 million increase in income tax expense and the nonrecurrence in the current year of a $42.8 million legal settlement gain recognized by Array Legacy Operations during the three months ended September 30, 2022.

Liquidity and Capital Resources

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$137,974	$44,023
Net cash used in investing activities	(11,615)	(380,506)
Net cash (used in) provided by financing activities	(84,442)	33,146
Effect of exchange rate changes on cash and cash equivalents	(1,808)	(1,555)
Net change in cash and cash equivalents	$40,109	$(304,892)

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

As of September 30, 2023, our cash balance was $174.0 million, of which $62.5 million was held outside the U.S., and net working capital was $462.6 million. We had outstanding borrowings of $239.3 million under our $575 million Term Loan Facility and $175.1 million available to us under our $200 million Revolving Credit Facility.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Operating Activities
For the nine months ended September 30, 2023, cash provided by operating activities was $138.0 million, of which $184.8 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of depreciation and amortization, equity-based compensation, amortization of developed technology, and amortization of debt discount and issuance costs. Increases in accrued expenses and other of $18.5 million, accounts payable of $14.4 million, and inventory of $12.6 million, were partially offset by decreases in deferred revenue of $78.2 million and accounts receivable of $6.4 million.

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

Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $11.6 million, all of which was related to the purchase of property, plant and equipment.

For the nine months ended September 30, 2022, net cash used in investing activities was $380.5 million, primarily due to cash used in the STI Acquisition.

Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $84.4 million, driven primarily by $73.2 million in payments on our Term Loan and a $8.5 million net reduction of other debt.

For the nine months ended September 30, 2022, net cash provided by financing activities was $33.1 million, of which $48.4 million related to proceeds from the Additional Closing in January 2022 offset by a dividend payment of $18.4 million on the Series A preferred stock.

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

In January 2022, we issued 50,000 of Series A Shares, and 1,125,000 shares of our common stock in the Additional Closing for an aggregate purchase price of $49.4 million.

For more information related to the Series A Shares, see Note 8 – Redeemable Perpetual Preferred Stock,” to the accompanying condensed consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 7 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of September 30, 2023, we posted surety bonds in the total amount of approximately $217.6 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Fair Value of Financial Instruments
The capped call option agreements associated with conversion of the Convertible Notes (the “Capped Calls”) are accounted for as an asset that is recorded at fair value within Derivative assets in the consolidated balance sheets. The changes in fair value to Derivative assets are recorded within change in fair value of derivative assets in the Condensed Consolidated Statements of Operations. See Note 1 – Organization, Business and Out of Period Adjustments, and Note 2 – Summary of Significant Accounting Policies, of the condensed consolidated financial statements for further information regarding the accounting of these instruments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously identified and disclosed in our 2022 Annual Report and listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that the previously disclosed material weaknesses in its ICFR continue to exist at September 30, 2023. Specifically:

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
•STI - As 2023 is the first year STI is required to be Sarbanes-Oxley Act of 2002 compliant, management is in the process of conducting a formal ICFR assessment of STI and has identified material weaknesses in STI’s ICFR as follows:
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

•Revenue Recognition and Accounts Receivable – We continue to evaluate our information system capabilities in order to reduce the manual calculations within the revenue recognition business processes. We have begun to deploy information systems enhancements targeted at eliminating manual processes. Additionally, we are enhancing the design of existing controls to ensure completeness and accuracy of underlying source data for revenue recognition and customer billing, as well as designing monitoring controls to increase oversight and timely detection of potential errors. Lastly, we will continue to supplement our accounting staff with more experienced personnel which will enable us to incorporate an additional level of review.

•Foreign Currency – We have implemented information system enhancements which will automate this previously manual process. We will we utilize the enhancements in parallel with our manual process for the near term until the enhancements are fully deployed and the process is completely automated. We have continued to enhance the design of existing controls and processes related to the foreign currency translation process and over the consolidation of foreign entities into our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting
Other than as discussed above, there were no other changes to our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2023, certain of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Trading Plans” and each one as a “Trading Plan.”

The following table sets forth the material terms of these Trading Plans:

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Kevin Hosteller, Chief Executive Officer	Adoption September 5, 2023	January 12, 2024	August 30, 2024	Common Stock	50,511	Sale

(1)     The plans are subject to earlier termination under certain circumstances specified in the plans, including upon the sale or purchase (as applicable) of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.
(2) Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Number	Exhibit Description	Form	Date	No.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	November 7, 2023
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Nipul Patel	Date:	November 7, 2023
Nipul Patel
Chief Financial Officer