Form 10-K
period 2023-12-31
Array Technologies, Inc.
filed 2024-02-28
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on June 30, 2023 was approximately $2,898,371,623.

Number of Shares of Common Stock outstanding as of February 23, 2024, — 151,288,159.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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

Important factors that could cause actual results to differ materially from our expectations include factors in the “Summary Risk Factors” and “Risk Factors” sections of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors
Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows, and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•if demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, our business will suffer;
•the viability and demand for solar energy are impacted by many factors outside of our control, including but not limited to, the retail price of electricity, availability of in-demand components like high voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and products, which makes it difficult to predict our future prospects;
•competitive pressures within our industry may harm our business, revenues, growth rates, and market share;
•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact revenue, results of operations and cash flow;
•a drop in the price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition, results of operations, and prospects;
•a failure to maintain effective internal controls over financial reporting may negatively affect our ability to timely report our financial condition or results of operations, which may adversely affect our business;
•a further increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets, could make it difficult for customers to finance the cost of a solar energy system and could reduce the demand for our products;
•electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for our products or harm our ability to compete;

•the interruption of the flow of materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges or restrictions on imports and exports;
•geopolitical, macroeconomic and other market conditions unrelated to our operating performance including the COVID-19 pandemic, the military conflict in Ukraine and Russia, the Israel-Hamas war, attacks on shipping in the Red Sea and rising inflation and interest rates;
•changes in the global trade environment, including the imposition of import tariffs or other import restrictions, could adversely affect the amount or timing of our revenues, results of operations or cash flows;
•we may not be able to convert our orders in backlog into revenue;
•our results of operations fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations;
•the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, could reduce demand for solar energy systems and harm our business;
•if we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed;
•significant changes in the cost of raw materials could adversely affect our financial performance;
•defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may experience delays, disruptions or quality control problems in our product development operations;
•if we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer;
•our continued planned expansion into new markets could subject us to additional business, financial, regulatory and competitive risks;
•cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information could harm our business;
•internal control deficiencies have been identified that constituted material weaknesses in our internal control over financial reporting. If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business
•our substantial indebtedness could adversely affect our financial condition;
•we face risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises, such as the COVID-19 pandemic, which could have a material and adverse effect on our business, results of operations and financial condition; and
•changes to tax laws and regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act.

v

PART I

Item 1. Business

Overview
We are one of the world’s largest manufacturers of ground-mounting tracking systems used in utility and distributed generation solar energy projects worldwide. Our principal products are a portfolio of integrated solar tracking systems comprised of software and hardware, that include, for example, components parts such as steel tubing, steel supports, drivelines, center structures, electric motors, motor controller assemblies, bearing assemblies, gearboxes and electronic controllers commonly referred to as a single-axis “tracker”. Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers typically generate more energy and deliver a lower Levelized Cost of Energy (“LCOE”) than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S. use trackers.

Our flagship tracker uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints, which typically leads to a lower assembly costs and lower ongoing operating and maintenance costs. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, some of our competitors’ designs require one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent on a linked-row, rotating gear drive system does not expire until February 5, 2030.

With our acquisition of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability Company, and its subsidiaries (collectively, “STI”) in January 2022, we added a dual-row tracker design to our product portfolio. The Array STI H250 tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September 2022, we also introduced a third tracker product, OmniTrack, requiring significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends our target applications and ability to deliver the best utility-scale solar tracker solutions to the market.

Sales
Our Customers
We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers, and utilities, often under master supply agreements or multi-year procurement contracts. Although sales to a single customer may occasionally be greater than 10%, they generally represent multiple projects, each independently financed, for many different end customers who often directly influence or make the decision to use our solar tracking systems. In 2023, our sales to EPCs represented approximately 69% of our revenue.

During the year ended December 31, 2023, we derived 74% and 26% of our revenues from customers in the U.S. and the rest of the world, respectively. As of December 31, 2023, we had shipped more than 73 gigawatts of trackers to customers worldwide.

Our Products and Services
Our Tracker Systems
Large-scale solar energy projects are typically laid out in successive “rows” that form a “block.” An array can have dozens of rows with more than 100 solar panels in each row. With a single-axis tracker system, motors and gears cause each row of solar panels to rotate along their north-south axis to continually align the row with the sun throughout the day. Different tracker manufacturers use different approaches to rotate the panels in a row. We have three tracker systems that, depending on the project site characteristics, offer customers a differentiated set of benefits.

DuraTrack® HZ v3
Our flagship product is the DuraTrack® HZ v3 tracker system, which we launched in May 2015. DuraTrack® HZ v3 is our third-generation single-axis tracker and includes unique patented features such as a patented single-bolt per module mounting system that reduces installation time, a passive wind load mitigation system and a low number of motors and controls per MW.

Array STI H250
The Array STI H250 is designed to deliver a favorable LCOE with a robust, dual-row tracker system. The design enables one motor to move up to 120 photovoltaic modules making this an efficient utility-scale solar tracking system ideally suited for sites with irregular boundaries, highly angled blocks, or fragmented project areas.

Array OmniTrack
The Array OmniTrack delivers all the benefits of our flagship product DuraTrack® — high reliability, durability and performance — with the added benefits of enhanced North/South terrain flexibility and minimized grading. OmniTrack’s flexible design allows for installation on unlevel site terrain, accommodating a greater slope. Requiring significantly less grading and civil works permitting, OmniTrack reduces project costs and time to construct.

SmarTrack Software
SmarTrack is Array’s range of software and control-based products designed for utility-scale solar sites. The software uses site-specific historical weather and energy production data, in combination with machine learning algorithms, to identify the optimal position for a solar array in real time to increase its energy production. Equipped with the SmarTrack Controller, the system is designed to adapt to unique site terrain and weather conditions, improving project yield and reducing risks in extreme weather, while simplifying operations and maintenance (“O&M”) practices. We are particularly excited about our patented severe weather response system that pulls in real time localized weather data and utilizes this data to determine the appropriate stow strategy. Weather events tend to happen concurrently, such as wind, rain, hail, etc., which makes it essential to determine the likelihood and strength of each of these relative to each other when determining our stow strategy.

Services
Array’s Field Services and Customer Training programs are engineered to meet the unique needs of EPCs, utility-scale solar, operation and maintenance (O&M) partners, and solar site developers. They unlock new levels of productivity with our bespoke service and training packages that include a variety of features that focus on optimizing installation practices. Additionally, they can help reduce operational downtime and increase productivity and quality in the field, resulting in effective and efficient solar site installation and operation.

Markets
Product Roadmap
Our products reflect the innovation focus and engineering capabilities of our people. Our global product roadmap is rooted in delivering value to the customer, differentiated products and services and creating new market offerings.

We have introduced several platforms of a tracker system and each new version has delivered significant cost and performance improvements over the prior version. We continue to develop and innovate to further develop the next generation of tracker technology, which is focused on delivering value to our customers by improving performance, reliability, and cost of ownership. This is evident in our current tracker portfolio and will continue to be at the forefront of tracker design and development.

We continually introduce improvements and additional functionality to our SmarTrack software, including unique positioning algorithms designed to maximize energy production from blocks that use bi-facial panels, pre-positioning instructions based on weather forecasts and enhanced site specific machine learning capabilities, while making cybersecurity enhancements.

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

We offer a wide variety of training and support designed to ensure an efficient build process for our tracker system, including hands-on and video-supported instruction and documentation. We support all of our customers with design consulting throughout the sales process. Our technical support organization includes applications, geotechnical, and civil engineering expertise in each region where we operate. To support projects around the globe, we have resources available to work on solutions 24/7. We manage open issues via our customer relationship management system in order to monitor service, track closure of all customer issues and further improve our customer service in every region in which we sell our products.

Customer service and satisfaction are a key focus for us and contribute to our success. We have field service engineers located in geographies where we are active, to support our customers with the commissioning of large projects, introduction of new technologies and features, and on-the-job training for new installers.

Competition
Trackers are highly specialized products that are specific to the solar industry. The unique expertise required to design trackers, and customers’ reluctance to try unproven products, have confined the number of firms that produce trackers to a relatively small number. Our principal tracker competitors include Nextracker Inc., PV Hardware, and GameChange Solar. We also compete indirectly with manufacturers of fixed tilt mounting systems, including UNIRAC, Inc., and RBI Solar Inc., a subsidiary of Gibraltar Industries, Inc. We compete based on product performance and features, total cost of ownership (usually measured by LCOE), reliability and duration of product warranty, sales and distribution capabilities, and training and customer support.

Resources
Manufacturing
In the U.S., we operate an approximately 57,900 square foot manufacturing facility in Albuquerque, New Mexico. Our manufacturing process is designed to meet four objectives: limit capital intensive and low value-added activities that can be outsourced to other companies; minimize labor content where possible; minimize the amount of assembly our customers will be required to do at the site; and minimize material movement both from vendors to us and inside our factory. With the acquisition of STI, we gained approximately 54,000 and 632,000 square feet of manufacturing and warehouse facilities in Spain and Brazil, respectively, where we manufacture and assemble component parts for local and international markets.

We produce and/or assemble module clamps, center structures, and motor controller assemblies at our Albuquerque facility. We have entered outsourcing contracts for steel tubing, steel supports, drivelines, bearing assemblies, gearboxes, electric motors and electronic controllers that ship directly from our suppliers to job sites or designated warehouses. By using vendors, we are able to drop ship products directly to our customers’ sites, which improves working capital turnover, quality and inventory management.

While we have historically maintained certain levels of supplies and inventories manufactured by outside vendors, we have the capability to manufacture internally some of these products at our principal manufacturing facility. Additionally, we have identified alternative vendors for contingency purposes, where we depend upon a small number of vendors to manufacture certain components used in our tracking systems.

We believe our Array Legacy operating segment’s (“Array Legacy Operations”) U.S. Operations status as a U.S.-based company with products manufactured in the U.S. reduces the potential impact of U.S. government tariffs placed on, or other U.S. government regulatory actions taken against, products manufactured in foreign countries and imported into the U.S.

Research and Development
We continually devote resources to research and development (“R&D”) with the objective of developing innovative new products and services that enhance system performance, improve product reliability, reduce product cost and simplify installation. Our development strategy is to identify features that bring value to our customers and differentiate us from our competitors. We ensure we address customer pain points and needs. We measure the effectiveness of our R&D using a number of metrics, beginning with a market requirements definition, which includes a program budget, financial payback, resource requirements, and time required to launch the new product, system, or service into the market. We employ a stringent engineering phase gate review process that ensures all R&D programs are meeting their stated objectives from inception to deployment.

We have a strong R&D team with significant experience in solar energy as well as expertise in mechanical engineering, software engineering, civil engineering, and systems/control engineering. As needed, we collaborate with academia, national laboratories and consultants, to further enhance our capabilities and confirm results independently.

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2023, we had 34 issued U.S. patents, 245 issued non-U.S. patents and 121 U.S. and non-U.S. patent applications pending. Similarly, we have 77 registered U.S. and foreign trademarks and 103 U.S. and foreign pending trademark applications. Our U.S. issued patents are scheduled to expire between 2030 and 2042.

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

Our R&D employees are subject to confidentiality and proprietary information agreements with us, to address intellectual property protection issues and to require our employees to assign all the inventions, designs, and technologies they develop during the course of employment with us, to Array. However, we might not have entered into such agreements with all applicable personnel, and such agreements might not be self-executing. Moreover, such individuals could breach the terms of such agreements.

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

Our revenue has been impacted by seasonality related to the Federal Investment Tax Credit (“ITC”) step-downs for solar energy projects and seasonal construction activity.

ITC Step-Downs
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe step-downs in the ITC have influenced the timing and quantity of some customers’ orders. During the fourth quarter of 2019, we received orders of $400 million that were structured to maintain our customers’ eligibility for the 30% ITC available for projects that began construction before 2020. Of those orders, we shipped and recorded the associated revenues of $100 and $300 million in the fourth quarter of

2019 and the first half of 2020, respectively. During the fourth quarter of 2020, we received approximately $80 million of orders that were structured to maintain our customers’ eligibility for the 26% ITC that was available for projects that began construction before 2021. Of those orders, we shipped and recorded the associated revenues on $40 million during the fourth quarter of 2021 and $40 million during the first half of 2022.

With the passage of the Inflation Reduction Act (“IRA”) in August 2022, the ITC was raised to 30% with no step-downs before 2032. Accordingly, we do not anticipate the ITC rate to impact our seasonality during that timeframe.

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

The recently enacted IRA in the U.S. makes significant changes to the tax credit regime that applies to solar facilities. As a result of changes made by the IRA, U.S. taxpayers generally will be entitled to a 30% ITC for projects placed in service after 2021, increased to 40% if certain “domestic content” requirements are satisfied, subject, in each case, to an 80% reduction if certain wage and apprenticeship requirements are not satisfied or deemed satisfied in accordance with the requirements of the IRA (either because the project has a net output of less than 1 megawatt or because construction begins before January 29, 2023, the date that is 60 days after the IRS released guidance relating to the prevailing wage and apprenticeship requirements). In order to meet the domestic content requirements a qualified facility must generally show that structural items are made from U.S. steel or iron and that manufactured products contain a certain overall percentage of domestic content. In addition, certain other incremental credits are potentially available for facilities located in “energy communities” or “low-income communities” or that are part of “low-income benefit projects” or “low-income residential building projects.”

As a result of changes made by the IRA, U.S. taxpayers will generally also be allowed to elect to receive a production tax credit (“PTC”) in lieu of the ITC for qualified solar facilities if the construction begins before

January 1, 2025, and is placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount (currently 2.75 cents per kilowatt hour, assuming the prevailing wage requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied. Certain additional incremental PTCs are also available similar to the incremental ITCs described above.

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

Human Capital
We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2023, we had 1,028 full-time employees, of which 50% are located in the U.S., while the other 50% are located throughout the world in Europe, Latin America, Africa, Australia, and Asia. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

We have a team-oriented culture, which we believe helps us to succeed and drive operational excellence. As a rapidly growing business, we rely on the success of our recruitment efforts to attract and retain technically skilled people who can support our ongoing innovation and expansion. We aim to be inclusive in our hiring practices focusing on the best talent for the role, welcoming all genders, nationalities, ethnicities, abilities and other dimensions of diversity. We drive high levels of performance and improvement by prioritizing training and development to ensure our team members are equipped with the knowledge, skills, and tools to succeed. We motivate and develop our employees by providing them with opportunities for advancement, and we invest in both on-the-job and online training and development tools because we believe our people are the ultimate drivers of our success. These initiatives include multiple compliance trainings as well as various leadership development courses. In addition, we support external development and verification programs as well as offer education reimbursement.

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

We aim to hire individuals who share our passion, commitment and entrepreneurial spirit. We are also committed to diversity and inclusion because we believe that it leads to better outcomes for our business and enables us to better meet the needs of our customers. We recognize the importance of diversity in leadership roles within our company. As of December 31, 2023, approximately 29% of our employees were women and approximately 60% of our employees (who self-identified as a race or ethnicity) are racially or ethnically diverse.

Our employees’ health and safety is important to us. During the COVID-19 pandemic, we implemented procedures to reduce the risk of spreading the virus. In addition, we believe that all accidents and injuries at work are preventable and we aim to ensure a zero-injury culture across our offices and operations. We comply with applicable occupational health and safety regulations and are certified to Quality Management System

Standard ISO 9001 and Occupational Health and Safety Management System Standard ISO 45001. Our injury rates are low.

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
The viability and demand for solar energy and the demand for our products are impacted by many factors outside of our control, including but not limited to, the retail price of electricity, availability of in-demand components like high voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and products, which makes it difficult to predict our future prospects.
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
•policies and backlog related to the permitting and interconnection costs of solar plants to which we supply our products;
•the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products;
•the cost and availability of raw materials necessary to produce solar energy, including steel and polysilicon, and in-demand components like high voltage breakers; and
•regional, national or global macroeconomic trends, which could affect the demand for new energy resources.
If we are not able to mitigate these risks and overcome these difficulties successfully, our business and prospects will be materially and adversely affected.
Competitive pressures within our industry may harm our business, result of operations, financial condition and prospects.
The solar tracker industry is currently fragmented and we face intense competition in nearly all of the markets in which we compete. This may result in price competition being greater than expected, which could affect our margins.
Some of our competitors are developing or are currently manufacturing products based on different solar power technologies that may ultimately have costs similar to or lower than our projected costs. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors. In addition, some of our competitors have longer operating histories, lower costs of goods sold, lower operating costs, greater name and brand recognition in specific markets in which we compete or intend to sell our products, greater market shares, access to larger customer bases, greater resources and significantly greater economies of scale than we do. Additionally, new competitors may decide to enter our market as a result of, among other factors, lower barriers to entry and lower R&D costs in comparison with the average costs in R&D in other energy industries. We may also face adverse effects from increased competition in the solar EPC market by EPCs subjecting their subcontractors, such as us, to flow-down contractual clauses which provide that a subcontractor’s obligations to an EPC are identical to the obligations the EPC has to the EPC’s end customer. This may result in higher contractual risk to us, such as “pay if paid” clauses that require EPCs to pay us only when the end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others. As the solar energy market continues to grow, EPCs are also expected to increasingly seek second sources for their suppliers. Any of these factors may materially and adversely affect our business, result of operations, financial condition and prospects.
We face competition from conventional and renewable energy sources.
We face significant competition from providers of conventional and renewable energy alternatives such as coal, nuclear, natural gas and wind. We compete with conventional energy sources primarily based on price, predictability of price and energy availability and the ease with which customers can use electricity generated by solar energy projects. If solar energy systems cannot offer a compelling value to customers based on these factors, then our business growth may be impaired.
Conventional energy sources generally have substantially greater financial, technical, operational, and other resources than solar energy sources, and as a result may be able to devote more resources to the research, development, promotion, and product sales or respond more quickly to evolving industry standards and changes in market conditions than solar energy systems. Conventional and other renewable energy sources may be better suited than solar for certain locations or customer requirements and may also offer other value-added products or services that could help them compete with solar energy sources. In addition, the source of a majority of conventional energy electricity is non-renewable, which may in certain markets allow them to sell electricity more cheaply than electricity generated by solar generation facilities. Non-renewable generation is typically available for dispatch at any time, as it is not dependent on the availability of intermittent resources such as sunlight.
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
Our results of operations may fluctuate across fiscal periods, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
Our quarterly results of operations are difficult to predict and fluctuate significantly. Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another for any reason may cause our results of operations for a particular period to fall below expectations.
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
In addition, we have had customers experience project delays for reasons as varied as changes in government regulations, supply chain challenges, tax incentives and the interest rate environment. Any unexpected delay in a material project could materially adversely affect our financial performance in a fiscal period. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past results of operations may not be good indicators of future performance. Any substantial decrease in revenues would have an adverse effect on our financial condition, results of operations, cash flows and stock price for any given period.
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
Risk Related to the Regulatory Environment
Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce or delay demand for our products or harm our ability to compete.
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
In addition, as noted above, the IRA provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us will remain unclear pending the release of implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements and our competitors are able to do so, we might experience a decline in sales for U.S. projects. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the U.S. may be adversely affected by the applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits.
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
•natural disasters, severe weather, political instability, war, such as the Russia-Ukraine conflict or the Israel-Hamas war, terrorist attacks, social unrest and economic instability in the regions in which our suppliers are located, or through which our components and materials travel;
•shipping and transport disruptions;
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
In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month antidumping and countervailing duty (“AD/CVD”) tariff exemption for imported solar panels from certain Southeast Asian countries. The U.S. Department of Commerce (“USDOC”) previously issued regulations implementing the AD/CVD moratorium in the event that it found circumvention with respect to such Southeast Asian countries. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent pre-existing AD/CVD orders on China. At this time, it is expected that duties will apply to such solar panels unless they are imported, used, and installed by certain dates in June 2024. While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. We have seen a number of projects in our order book delayed as a result of the USDOC investigation. The repeal of the 24-month exemption, and any affirmative determinations made once the exemption expires in any event, would have an adverse effect on our business, financial condition, and results of operations. More broadly, legislation has been proposed that would make it easier for domestic companies to obtain affirmative determinations in antidumping and countervailing duties investigations. The proposed USICA/America COMPETES Act, if enacted, could result in future successful petitions that limit imports from Asia and other regions.
Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. Our operating results could be adversely impacted if the USDOC imposes duties on such imports. We continue to monitor developments in the investigation and work to mitigate its impact on our supply chain, but if we are unable to do so, these antidumping and countervailing duties could negatively impact our business, financial condition, and results of operations.
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
We may not be able to convert our orders in backlog into revenue.
Backlog can be subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur.
The failure to realize all amounts in our backlog could adversely affect our future revenue and gross margins. As a result, our backlog as of any particular date may not be an accurate indicator of our future financial performance.
Our results of operations may ﬂuctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations.
Our quarterly results of operations are diﬃcult to predict and may ﬂuctuate signiﬁcantly in the future. Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another may cause our results of operations for a particular period to fall below expectations. We have experienced seasonal and quarterly ﬂuctuations in the past as a result of ﬂuctuations in our customers’ businesses, changes in local and global market trends, seasonal weather-related disruptions, permitting and interconnection delays and equipment shortages. For example, our customers’ ability to install solar energy systems is aﬀected by weather, such as during the winter months. Inclement weather may also aﬀect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects.
Further, given that we operate in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flows may fluctuate, and our past quarterly results of operations may not be good indicators of future performance or prospects. Any substantial fluctuation in revenues could have an adverse effect on our financial condition, results of operations, cash flows and stock price for any given period. In addition, revenue, and other operating results in future fiscal quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.
Actions addressing determinations of forced labor practices in China and legislation and policies adopted to address such practices may disrupt the global supply of solar panels and have an adverse material effect on our business, financial condition and results of operations.
Solar panel imports to the United States have also been, and may continue to be, impacted by the Uyghur Forced Labor Prevention Act (“UFLPA”) that was signed into law by President Biden on December 23, 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and constrained solar panel imports. We cannot currently predict what, if any, impact the UFLPA will have on the overall future supply of solar panels into the United States and the related timing and cost of our clients’ solar project, development and construction activities. While we do not import or sell solar panels, project delays caused by solar panel constraints may negatively impact our product delivery schedules and future sales, and therefore our business, financial condition, and results of operations.
Since 2016, U.S. Customs and Border Protection has issued a number of withhold release orders (“WROs”) directed at forced labor in China, including WROs directed specifically at activity in the Xinjiang Uyghur Autonomous Region. As a result of these orders, certain products, including solar panels manufactured with polysilicon from Xinjiang, are effectively barred from entering the United States. We cannot determine with certainty whether our suppliers may become subject to a WRO, which could subject us to legal, reputational, and other risks. If this were to occur, we might have to find alternative suppliers on short notice, resulting in construction delays and disruption and higher costs. Additionally, WROs have and could continue to impact the importation of solar panels. While we are not directly involved in the importation of solar panels, such WROs can negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which could have a material adverse effect on our business, financial condition and results of operations.
The reduction, elimination, expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, could reduce demand for solar energy systems and harm our business.
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
The IRA makes significant changes to the tax credit regime that applies to solar facilities. As a result of changes made by the IRA, U.S. taxpayers generally will be entitled to a 30% ITC for projects placed in service after 2021, increased to 40% if certain “domestic content” requirements are satisfied, subject, in each case, to an 80% reduction if certain wage and apprenticeship requirements are not satisfied or deemed satisfied (either because the project has a net output of less than 1 megawatt or because construction begins before January 29, 2023, the date that is 60 days after the IRS released guidance relating to the prevailing wage and apprenticeship requirements).
As a result of changes made by the IRA, U.S. taxpayers will generally also be allowed to elect to receive a PTC in lieu of the ITC for qualified solar facilities the construction of which begins before January 1, 2025 that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount (currently 2.75 cents per kilowatt hour, assuming the prevailing wage requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied. Certain additional incremental PTCs are also available similar to the incremental ITCs described above.
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
In addition, if we are unable to meet the domestic content requirements necessary for customers using our tracker products to qualify for the incremental domestic content bonus credit and our competitors are able to do so, we might experience a decline in sales for U.S. projects. The timing and nature of implementing regulations clarifying the domestic content requirements as applied to our products remain uncertain. Depending on the criteria set forth in those regulations, we may not have an adequate supply of tracker products satisfying the requirements, which could put us at a competitive disadvantage relative to suppliers who are able to maintain a more robust domestic supply chain. In addition, compliance with this requirement may increase our production costs. As a result of these risks, the domestic content requirement may have a material adverse impact on our U.S. sales, business and results of operations.
The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives.
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
We have applied for patents in numerous countries across the world, including in the U.S., Europe, and China, some of which have been issued. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to U.S. patents issued to us, there can be no assurance that any of our patents, patent applications, or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around, or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subjected to attacks on ownership, validity, enforceability, or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products.
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
Risks Related to Our Operations
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
Attacks on shipping vessels in the Red Sea could result in material delays in our supply chain.
Houthi rebels in Yemen have significantly stepped-up attacks against commercial vessels in the Bab-el-Mandeb strait between the Arabian Peninsula and the Horn of Africa since late November 2023, which has led many shipping companies are pause shipments through the Suez Canal and the Red Sea. Many of these shipments are being redirected around the Cape of Good Hope in South Africa, adding between 3,000 to 3,500 nautical miles to routes connecting Europe with Asia. As an additional result of the reroute, certain ports could see crowding and delays in unloading shipments. We do not yet know the duration of these disruptions or the severity of their impact on our operations, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.
Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may experience delays, disruptions or quality control problems in our manufacturing operations.
Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, temporary suspension or delay in our production line until the errors or defects can be investigated and addressed, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.
Defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent the warranty claims profile of future products is not comparable with that of earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition, all of which could have a material effect on our business financial condition and results of operations.

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
If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to maintain key relationships with customers and suppliers or achieve our anticipated level of growth, which could cause our business could suffer
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, our reputation and our relationship with our customers is paramount to us, and we have invested heavily in building a brand and solutions associated with high quality and strong customer service. We believe that maintaining the quality of our workforce is critical to our existing customer relationships and our ability to win new customers. As a result, the loss of key personnel and the relationships they have built with our customers and suppliers could reduce demand for our products, undermine the loyalty of our customers or reduce our ability to attract new customers and adversely impact our ability to increase our market share and revenue.
Our continued planned expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.
Part of our strategy is to continue to grow our revenues from international markets, including entering new geographic markets to expand our current international presence, entering into joint-venture or licensing arrangements with companies in certain markets, expanding our relationships with value-added resellers of our products in some countries, and utilizing locally sourced components in our products in jurisdictions where locally sourced components are a regulatory or customer requirement.
Our strategy continues to be to grow revenues outside of the U.S., including broader North America, as well as South America, Europe, Africa and Southeast Asia, but currently excludes China and India. The products and services we intend to offer in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services.

These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, local content requirements, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the FCPA.
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
We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and information technology systems and the third-party systems we rely upon are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; ransomware, computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors.
Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations, potentially materially.

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
In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could potentially subject us to fines or other regulatory sanctions and lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Any such claims, proceedings, investigations or actions could harm our reputation, brand and business, force us to incur significant expenses in defense of such claims, proceedings, investigations or actions, distract our management, increase our costs of doing business, erode investor or customer confidence, result in a loss of customers or suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the use of third-party cookies, pixels, and other methods of online tracking for behavioral advertising and other purposes. The EU has also proposed the draft ePrivacy Regulation, which will replace both the ePrivacy Directive and all the national laws implementing this Directive. The ePrivacy Regulation, as proposed, would impose strict opt-in marketing rules, change rules about cookies, web beacons and related technologies and significantly increase penalties for violations. It would also retain the additional requirements under the EU General Data Protection Regulation (2016/679) (“EU GDPR”). The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition and results of operations.
We are subject to a variety of laws and regulations in the U.S., the UK and the EEA that involve matters central to our business, including privacy and data protection. California, and more than a dozen other states, have passed comprehensive privacy laws similar to the EU GDPR. The SEC has similarly enacted detailed cybersecurity rules that require the public disclosure of material cybersecurity incidents within four business days after we determine that an incident is material. Existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. For example, administrative fines of up to the greater of €20 million and 4% of our global turnover can be imposed for breaches of the EU GDPR.
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
Any failure to comply with applicable laws or other obligations or any security incident or breach, whether by us, one of our third-party service providers or vendors or another third party, could have adverse effects. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information will not breach contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy, data protection, and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Internal Controls over Financial Reporting
Internal control deficiencies have been identified that constituted material weaknesses in our internal control over financial reporting.
We have concluded that the following material weaknesses in our internal control over financial reporting that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, have not been remediated as of December 31, 2023:
•We have identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified personnel at the appropriate levels to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP.
•Control Activities – STI. We did not design, implement, and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of STI’s internal control processes and we did not design and implement formal accounting policies, procedures, and controls across substantially all of the STI’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures.
Remediation Plan for Existing Material Weaknesses
Management has been actively engaged in remediation efforts to address the material weaknesses throughout 2023, and these efforts will continue into 2024. We have made enhancements to our control environment by improving guidance, communication of expectations and importance of internal controls. We made progress towards addressing our material weakness in our lack of qualified personnel by hiring additional qualified accounting and finance personnel during 2023, which has helped to provide additional capacity and expertise to enhance our accounting and reporting review procedures. Specifically, in the fourth quarter of 2023, the Company hired a new Chief Financial Officer and additional qualified accounting resources, who are currently assessing if additional personnel should be hired at STI in connection with the planned system implementation, and elsewhere in the organization, in order to perform control activities in support of preparation of the financial statements in accordance with U.S. GAAP. We expect that this assessment will be completed during the first quarter of 2024, with appropriate action taken during 2024, to ensure that the Company has a sufficient complement of qualified personnel at the right levels, based on any identified gaps in personnel requirements.
Due to accounting system limitations at STI, management is limited in its ability to effectively design and implement general information technology controls at STI, which support the underlying business cycle controls. The accounting system was in place when the Company acquired STI, and management is planning on implementing a new accounting system in the first half of 2024. The new system will allow management to effectively design and implement appropriate general information technology controls including system enforced segregation of duties. Management is currently assessing the process level risks at STI, designing controls based upon the planned accounting system. In addition, with the assistance of an outside consulting firm, we are in the process of formalizing our STI accounting and business operation policies and procedures, in advance of this system implementation.
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
We have experienced material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2023, we owe $238.2 million under our Senior Secured Credit Facility (as defined below) and $425.0 million on our Convertible Notes. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
Further, the interest rates applicable to the Senior Secured Credit Facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (“Term SOFR”). Term SOFR is a relatively new index rate that is administered by the Federal Reserve Bank of New York (the “New York Fed”). There can be no assurance that the New York Fed will not discontinue the publication of Term SOFR, in which case interest payments on our Senior Secured Credit Facility would need to be calculated using a different index rate, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and our available cash flow for general corporate requirements may be adversely affected. Our interest expense could also be increased by rising interest rates.
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
We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of your stock to decrease. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of recent increases in interest rates. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and harm our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our R&D and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.
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
•changes in accounting principles;

•geopolitical, macroeconomic and other market conditions unrelated to our operating performance or the operating performance of our competitors, including the COVID-19 pandemic, the military conflict in Ukraine and Russia, the Israel-Hamas war, attacks on a shipping in the Red Sea and rising inflation and interest rates; and
•the other factors described in this “Risk Factors” section.
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
We have issued and may in the future issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
The certificate of incorporation governing our Series A Preferred Shares (as defined below) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
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
Furthermore, our certificate of incorporation provides that the federal district courts of the U.S. is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act.
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

General Risk Factors
We face risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises, such as the COVID-19 pandemic, which could have a material and adverse effect on our business, results of operations and financial condition.
Our business has been and could continue to be adversely impacted by the effects of a widespread outbreak of contagious disease, including the COVID-19 pandemic. The COVID-19 pandemic and the response to the pandemic materially impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We experienced disruptions due to illness and the effect of governmental mandates and recommendations, as well as measures we took to mitigate the impact of COVID-19 at our offices around the world. Should COVID-19 become more virulent, or should another pandemic arise, this could further negatively affect our operations and financial results. The impact of the pandemic on our business has included and the impact of any similar public health crisis could in the future include:
•disruptions to our suppliers’ manufacturing facilities;
•disruptions to ports and other shipping infrastructure;
•other disruptions to our supply chain generally;
•disruptions caused by our supplier, subcontractor and labor availability, worker absenteeism and quarantines;
•shortages of medical equipment (such as COVID-19 test kits and personal protection equipment for employees);
•other disruptions to our ground operations at project sites;
•office, factory, warehouse and other location closures; and
•other travel or health-related restrictions disrupting our ability to conduct our business or market our products.
The extent to which the post-COVID-19 environment will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future including variants of the virus, the availability and distribution of effective treatments, vaccines and boosters, and public health measures and actions taken throughout the world to contain COVID-19, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.
Our business is subject to the risks of severe weather events, natural disasters and other catastrophic events.
Our customers and suppliers are located in the U.S. and around the world. A severe weather event or other catastrophe could significantly impact our supply chain by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects. Our customers’ ability to install solar energy systems is also affected by weather, such as during the winter months.
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
Economic, political and market conditions could adversely effect on our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.
Macroeconomic developments such as the global or regional economic effects resulting from the current Russia-Ukraine conflict and current Middle East instability (including the Israel-Hamas conflict and disruptions in the transportation of goods through the Suez canal and to shipping in the Red Sea), continued inflation and related economic curtailment initiatives, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War or the Middle East conflict, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us which would have a negative effect on our business, operating results and financial condition.
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
The European Union member states enacted the OECD Pillar Two Directive that generally provides for a 15% minimum tax rate. The first European Directive effective date for certain aspects of Pillar Two is January 1, 2024 and the Undertaxed Profits Rule aspect of Pillar Two will be effective on January 1, 2025. It is uncertain whether the U.S. will enact legislation to adopt Pillar Two, however, certain countries in which we operate have adopted legislation which could have a negative impact on future income tax expense.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy
Our commercial success depends on developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data.

Managing Material Risks & Integrated Enterprise Risk Management
We are working to strategically integrate cybersecurity risk management into our broader enterprise risk management program to promote a company-wide culture of cybersecurity risk management. Our enterprise risk management project team is working closely with our IT department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs while building out a framework to monitor those risks and integrate objectives into our broader strategic plan.

Engaging Third Parties on Risk Management
Given the complexity and evolving nature of cybersecurity threats, we have engaged a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating, testing, and improving our risk management systems. These partnerships enable us to leverage specialized knowledge and insights and includes regular audits, threat assessments, and consultation on security enhancements.

Overseeing Third Party Risk
The need to govern third party service providers and vendors poses significant challenges, and as a result we have implemented processes to oversee and manage these risks. Our procedures contemplate conducting security assessments of all third-party providers that are proportional to the risks present, ideally before or soon after engagement, and periodically thereafter, in order to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats
We have not encountered cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, although we cannot rule out that a cyber attack in the future could materially affect our ability to operate.

Governance
Our Board of Directors (the “Board”) is aware of the critical nature of managing risks associated with cybersecurity threats. In recognition of the significance of these threats to our operational integrity and shareholder confidence, the Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight
The Nominating and Corporate Governance Committee of the Board bears primary responsibility for oversight of cybersecurity risks. The Nominating and Corporate Governance Committee is briefed on cybersecurity risks at least once each year and any material cybersecurity incidents by the Chief Information Officer (“CIO”) and the Chief Legal Officer (“CLO”), as further described below. The Nominating and Corporate Governance Committee is composed of directors equipped with diverse skills needed to oversee the difference facets of cybersecurity risks effectively, including risk management, public company leadership, innovation and technology, corporate governance and finance.

Management’s Role Managing Risk
The CIO and the CLO are responsible for updating the Nominating and Corporate Governance Committee on cybersecurity risks and the Company’s mitigation strategies. They provide quarterly updates to the Nominating and Corporate Governance Committee, as well as comprehensive briefings at least once per year and appropriate briefings during any potentially material cybersecurity incident. These briefings encompass a broad range of topics, including:
•results of internal assessments and audits by third parties;
•the current cybersecurity landscape and emerging threats;
•the status of ongoing cybersecurity initiatives and strategies;
•incident reports and lessons learned from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.
In addition to regular scheduled meetings, the Nominating and Corporate Governance Committee, CIO and Chief Executive Officer (“CEO”) maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive periodic updates on significant developments in the cybersecurity landscape to support proactive and responsive Board oversight. The Nominating and Corporate Governance Committee actively participates in strategic decisions related to cybersecurity, reviewing and offering guidance on major initiatives and any potentially material cybersecurity incident. This involvement ensures that cybersecurity considerations are integrated into the Company’s broader strategic objectives.

Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CIO, Jovan Kangrga. Mr. Kangrga has managed cybersecurity and information security at Array for the past four years and has over 13 years of total experience as an information technology executive for publicly listed companies. Mr. Kangrga holds B.S. degrees in finance and computer science from Arizona State University as well as a M.B.A. from Western International University. He manages a team with over 40 years of combined experience in cybersecurity. Our CIO reports to our CLO, and both our CIO and CLO are responsible for updating the CEO, the Nominating & Corporate Governance Committee, and the Board on cybersecurity issues.

Ongoing Education and Monitoring
The CIO leads our cybersecurity team, which remains current with the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing education is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The CIO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits, including penetration testing, to identify potential vulnerabilities. In the event of a cybersecurity incident, we are equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to the Board of Directors
The CIO regularly informs the CLO and CEO of all significant aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential significant risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Nominating and Corporate Governance Committee of the

Board and, in certain cases, the Board itself, ensuring that they have comprehensive oversight and can provide guidance on any potentially material cybersecurity incident.

Item 2. Properties

To support our global operations, we occupy approximately 3.8 million square feet of office, manufacturing and warehouse space - primarily located in the U.S., Spain and Brazil.
Our corporate headquarters are located in Albuquerque, New Mexico and consists of approximately 11,600 square feet of office space and approximately 58,000 square feet of manufacturing, warehousing and shipping facilities - all of which we own. We also lease approximately 74,000 square feet of office space in Chandler, Arizona for our corporate staff. To conduct our U.S. domestic warehousing operations, we lease approximately 20,000, 1,400,000, 514,000, 337,000, 465,000, 35,000 and 64,000 square feet of space in AZ, KS, NV, OH, TN, TX and NM, respectively.
To support our international operations, in Spain, we own approximately 2,000 square feet office space and lease approximately 13,000 square feet for our STI corporate staff. In Brazil we lease approximately 11,000 square feet of office space. To conduct our international manufacturing and warehouse operations, in Spain, we own approximately 27,000 square feet and lease approximately 27,000 square feet and in Brazil we lease approximately 579,000 square feet of space. In the rest of the world, we lease office space for sales and technical support employees as well as approximately 80,000 square feet square feet for warehousing and storage locations to support operations.

We believe our existing facilities are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings

Refer to Note 16 – Commitments and Contingencies in the accompanying notes to the consolidated financial statements for information regarding legal proceedings in which we are involved. In addition to the lawsuits described in Note 16 to our consolidated financial statements, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, other than the cases described in Note 16 to our consolidated financial statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the Nasdaq Global Market under the symbol “ARRY.”

Holders of Record
As of February 23, 2024, there were approximately five stockholders of record of our common stock, which does not include shares held in street name.

Dividend Policy
We have never declared or paid any distributions or dividends on our common stock, except the special distribution paid to ATI Investment Parent, LLC (“Former Parent”) upon the closing of our initial public offering (“IPO”). We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt agreements and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

We also have a series of preferred stock, the Series A Shares (as defined below), that accrues dividends in kind until the fifth anniversary of the initial closing of the Series A Shares issuance, August 11, 2026. Following August 11, 2026, dividends are payable only in cash. For more information regarding Series A Shares dividends, see Note 12 – Redeemable Perpetual Preferred Stock.

Securities Authorized for Issuance Under Our Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock since the date of our IPO, in October 2020, with (i) the cumulative total returns of the Russel 2000 Index and (ii) a customized peer group of four companies (Enphase Energy, Solaredge Technologies, Shoals Technologies Group and FTC Solar). The graph assumes an investment of $100 (including reinvestment of dividends) is made in Array’s common stock, the Russel 2000 Index and the peer group on October 15, 2020, and tracks the results through December 31, 2023. Past stock performance as shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities
Series A Redeemable Perpetual Preferred
On August 10, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which on August 11, 2021, the Company issued and sold to BCP Helios Aggregator L.P., an investment vehicle of funds affiliated with Blackstone Inc. (the “Purchaser”), 350,000 shares of its newly designated Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Shares”), and 7,098,765 shares of the Company’s common stock for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Securities Purchase Agreement, on September 27, 2021, the Company issued and sold to the Purchaser 776,235 shares of common stock for an aggregate purchase price of $776 (the “Prepaid Forward Contract”).

On January 7, 2022, pursuant to the Put Option, the Company issued and sold to the Purchaser 50,000 shares of Series A Shares and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”). The securities issued pursuant to the

Securities Purchase Agreement were offered, issued, and sold in reliance upon the exemption from the registration requirements of the Securities Act set forth under Section 4(a)(2) of the Securities Act.

For more information regarding the Series A Shares and our unregistered sales of equity securities, see Note 12 – Redeemable Perpetual Preferred Stock to the accompanying notes to the consolidated financial statements.

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

Our flagship tracker uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, our largest competitor’s design requires one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent is on a linked-row, single-driving apparatus that rotates a plurality of tracker rows connected by an articulating drive shaft. This patent does not expire until February 5, 2030.

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

We sell our products to EPCs that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the year ended December 31, 2023, we derived 74% and 26% of our revenues from customers in the U.S. and the rest of the world, respectively. As of December 31, 2023, we had shipped more than 73 gigawatts of trackers to customers worldwide.

Acquisition of STI Norland
On January 11, 2022, we completed our acquisition of STI for purchase consideration of $410.5 million in cash and 13,894,800 shares of our common stock. The fair value of the purchase consideration was $610.8 million and resulted in the Company owning 100% of the equity interests in STI.

STI generates revenue through the design, manufacture and sale of its utility-scale solar tracker systems to customers in global markets that include Spain, Brazil, U.S. and South Africa. The integration of STI provides us the opportunity to accelerate our international expansion and better address rising global demand for utility-scale solar projects, particularly in developing countries in Latin America and Africa.

Reversal of Out-of-Period Adjustment Recorded during the three months ended March 31, 2023
Capped Calls and Put Option
During the three months ended December 31, 2023, the Company consulted with the staff of the Office of the Chief Accountant of the SEC, and after consultation with the staff, the Company concluded that the change from its historical accounting treatment for its Capped Calls and its Put Option that were made during the three months ended March 31, 2023, was not required. As a result, the Company has chosen to revert to its historical accounting and reverse the initial cumulative catch-up recorded during the three months ended March 31, 2023, as well as any subsequent fair value adjusting entries recorded during the interim periods in 2023. See Note 11 – Debt and Item 9B. Other Information.

Factors Affecting Results Of Operations
Project Timing
Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another for any reason may cause our results of operations for a particular period to fall below expectations. Our end-users’ ability to install solar energy systems has been affected by a number of factors including:

•Weather. Inclement weather can affect our customers’ ability to install their systems, particularly in the northeastern United States and in Europe. In addition, weather delays can adversely affect our logistics and operations by causing delays in the shipping and delivery of our materials.
•The interest rate environment. As interest rates have risen, we have seen customers looking to renegotiate power purchase agreements to improve project returns. Any unexpected or protracted negotiation can cause installation delays and delay our ability to recognize revenue relating to the relevant projects. In addition, we have had customers delay planned installations in anticipation of interest reductions and more favorable project financing conditions later in 2024.
•Availability of necessary equipment. We have a broad portfolio of customer relationships including presence with every Tier 1 utility in the United States. Each utility has unique specifications for access to its grid, which is generally not consistent across the industry. As the supply of renewables projects has increased, severe shortages and long lead-times in the supply of switches, transformers and HV breakers used in the interconnection of utility scale solar power plants to the grid, has affected the timing and completion of these projects, including for some of our customers.
•Local Permitting. If our customers cannot receive permitting for their projects, they are unable to begin and ultimately complete them in a timely manner. A dramatic increase in solar and battery storage sites has increased the average permitting time in many geographies in which our customers operate.

Impact of IRA
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe step-downs in the ITC have influenced the timing and quantity of some customers’ orders. With the passage of the Inflation Reduction Act (“IRA”) in August 2022, the ITC was raised to 30% with no step downs before 2032. Accordingly, we do not anticipate the ITC rate to impact our seasonality during that timeframe.

After a period of uncertainty, in December the IRS published proposed regulations on 45X manufacturing credit benefits that largely confirmed our previous understanding around the eligibility of our torque tube. In late 2023 and early 2024, we successfully negotiated agreements with key suppliers around 45X benefits associated with the torque tube. This resulted in the accumulation of $49.9 million of 45X benefit in the fourth quarter, from volume delivered throughout 2023. We recognized $9.3 million of that benefit as a reduction to cost of revenue during the year ended December 31, 2023, and the remaining $40.6 million is expected to be recognized during 2024.

The 45X proposed regulations published in December did not further clarify what would be considered a structural fastener; however, we do continue to expect that there will be additional credits we can monetize for a number of our components under the existing law and proposed regulations. We are actively working on multiple initiatives to obtain additional clarity regarding the eligibility and in parallel are negotiating the split of the 45X benefits with our suppliers for parts we do not manufacture internally.

Structured Cost Management
We actively manage the risk from certain types of customer contracts, including, for example, multi-year contracts that require fixed pricing or pricing tied to certain commodity indices. Depending on the totality of the circumstances and our ability to mitigate risk, we may or may not pursue such contractual arrangements. Where we decline, this may have the effect of driving certain customers or projects to our competitors. We believe this is the right way to manage a high quality portfolio and drive consistent margins over time.

Impact of Attacks on Shipping in the Red Sea
Houthi rebels in Yemen have significantly stepped-up attacks against commercial vessels in the Bab-el-Mandeb strait between the Arabian peninsula and the Horn of Africa since late November 2023, which has led many shipping companies are pause shipments through the Suez Canal and the Red Sea. Many of these shipments are being redirected around the Cape of Good Hope in South Africa, adding between 3,000 to 3,500 nautical miles to routes connecting Europe with Asia. As an additional result of the reroute, certain ports could see crowding and delays in unloading shipments. We do not yet know the duration of these disruptions or the severity of their impact on our operations, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

Inflation
Inflationary pressures may continue to impact, at least in the near-term, and may continue to negatively impact our results of operations. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

Regulatory Impacts
In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month AD/CVD tariff exemption for imported solar panels from certain Southeast Asian countries. The USDOC previously issued regulations implementing the AD/CVD moratorium in the event that it found circumvention with respect to such Southeast Asian countries. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent pre-existing AD/CVD orders on China. At this time, it is expected that duties will apply to such solar panels unless they are imported, used, and installed by certain dates in June 2024. While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. We have seen a number of projects in our order book delayed as a result of the USDOC investigation. The repeal of the 24-month exemption, and any affirmative determinations made once the exemption expires in any event, would have an adverse effect on our business, financial condition, and results of operations. More broadly, legislation has been proposed that would make it easier for domestic companies to obtain affirmative determinations in antidumping and countervailing duties investigations. The proposed USICA/America COMPETES Act, if enacted, could result in future successful petitions that limit imports from Asia and other regions.

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. Our operating results could be adversely impacted if the USDOC imposes duties on such imports. We continue to monitor developments in the investigation and work to mitigate its impact on our supply chain, but if we are unable to do so, these antidumping and countervailing duties could negatively impact our business, financial condition, and results of operations.

Foreign Currency Translation
For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated into U.S. dollars at period end exchange rates. Income, expense and cash flow items are translated at average exchange rates prevailing during the period. For non-U.S. subsidiaries that operate in a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired, and all other assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses which result from remeasurement are included in earnings.

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

Our revenue is affected by changes in the volume and ASPs of solar tracking systems purchased by our customers. The quarterly volume and ASP of our systems is driven by the supply of, and demand for, our products, changes in project mix between module type and wattage, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.

Our revenue growth is dependent on continued growth in the size and number of solar energy projects installed each year as well as our ability to maintain our market share in each of the geographies where we compete, expand our global footprint to new and evolving markets, grow our production capabilities to meet demand and to continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenue and Gross Profit
Cost of revenue consists primarily of product costs, including raw materials, purchased components, salaries, wages and benefits of manufacturing personnel, freight, tariffs, customer support, product warranty, amortization of developed technology, and depreciation of manufacturing and testing equipment. Our product costs are affected by (i) the underlying cost of raw materials, including steel and aluminum, (ii) component costs, including electric motors and gearboxes, (iii) technological innovation, and (iv) economies of scale and improvements in production processes and automation. We may experience disruptions to our supply chain and increased material and freight costs like those experienced in 2021 and 2022 during the COVID-19 pandemic. When possible, we modify our production schedules and processes to mitigate the impact of these disruptions and cost increases on our margins. We do not currently hedge against changes in the price of our raw materials.

Gross profit may vary from quarter to quarter and is primarily affected by our volume, ASPs, product costs, project mix, customer mix, geographical mix, commodity prices, logistics rates, warranty costs, and seasonality.

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X Advanced Manufacturing Production Tax Credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. We have, and will continue to, enter into arrangements with torque tube and structural fastener manufacturing vendors that produce 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to our purchases, in the form of “Vendor Rebates”.

We account for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction of inventory until the inventory is sold, at which time we recognize such rebates as a reduction of cost of revenues on the consolidated statements of operations. Rebates related to purchases that were made prior to the execution of the agreements are deferred and recognized as a reduction of the prices of future purchases. In the fourth quarter of 2023, we had accumulated a total of $49.9 million in Vendor Rebates from current year activity, of which $48.4 million were outstanding and included in Prepaid expenses and other, and $40.6 million of deferred consideration was included in Other current liabilities, on our consolidated balance sheet dated December 31, 2023. Additionally, we recognized $9.3 million of Vendor Rebate benefit as a reduction of cost of revenue, during the fourth quarter of 2023.

In December 2023, the internal revenue service (“IRS”) issued proposed regulations on the 45X Credits. While these proposed regulations did not provide additional clarity on what would be considered a structural fastener as it relates to 45X Credit eligibility, we continue to actively negotiate potential benefit sharing arrangements with manufacturing vendors of structural fasteners, as well as manufacturers of other of our components, that could potentially be declared eligible at a future date.

Operating Expenses
General and administrative expense consist primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, bad debt provision, and professional fees. The majority of our sales in 2023, 2022, and 2021, were in the U.S.; however, in January 2022, we expanded our international operations with the STI Acquisition. We currently have a sales presence in the U.S., Spain, Brazil, South Africa, Australia, and the U.K. We intend to continue to expand our sales presence and marketing efforts to additional countries.

Contingent consideration consists of the changes in fair value of the tax receivable agreement (“TRA”) entered into with a former indirect stockholder, concurrent with the acquisition of Patent LLC by Former Parent. The TRA liability was recorded at fair value as of July 8, 2016 (the “Patent Acquisition Date”) and subsequent changes in the fair value are recognized in earnings. For discussion and analysis of the TRA see Note 16 – Commitments and Contingencies.
Depreciation expense consists of costs associated with property, plant and equipment not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel we may require some additional property, plant and equipment to support this growth resulting in additional depreciation expense.

Amortization of intangibles consists of customer relationships, contractual backlog and the STI trade name expensed over their expected period of use.

Non-Operating Expenses
Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility, the Convertible Notes, and Other Debt held by our STI Operations.

We are subject to U.S. federal, state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Reportable Segments
Subsequent to the acquisition of STI, the Company began reporting its results of operations in two segments; the Array Legacy operating segment and the newly acquired STI Legacy operating segment (“STI Legacy Operations”) pertaining to legacy STI operations. The segment amounts included in this Item 7. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 20 – Segment and Geographic Information in the accompanying notes to the consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenue	$1,576,551	$1,637,546	$(60,995)	(4)%
Cost of revenue:
Cost of product and service revenue	1,146,442	1,410,270	(263,828)	(19)%
Amortization of developed technology	14,558	14,558	—	—%
Total cost of revenue	1,161,000	1,424,828	(263,828)	(19)%
Gross profit	415,551	212,718	202,833	95%

Operating expenses:
General and administrative	159,535	150,777	8,758	6%
Change in fair value of contingent consideration	2,964	(4,507)	(7,471)	(166)%
Depreciation and amortization	38,928	84,581	(45,653)	(54)%
Total operating expenses	201,427	230,851	(29,424)	(13)%

Income (loss) from operations	214,124	(18,133)	232,257	1281%

Other (expense) income, net	(1,015)	2,789	(3,804)	(136)%
Interest income	8,330	3,181	5,149	162%
Legal settlement	—	42,750	(42,750)	(100)%
Foreign currency transaction (loss) gain, net	(53)	1,155	(1,208)	(105)%
Interest expense	(44,229)	(36,694)	7,535	21%
Total other (expense) income	(36,967)	13,181	(35,078)	266%
Income (loss) before income tax expense (benefit)	177,157	(4,952)	182,109	3677%
Income tax expense (benefit)	39,917	(9,384)	49,301	525%
Net income	$137,240	$4,432	$132,808	2997%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Year Ended December 31,		Increase/Decrease
Revenue:	2023	2022	$	%
Array Legacy Operations	$1,172,827	$1,267,883	$(95,056)	(7)%
STI Operations	403,724	369,663	34,061	9%
Total	$1,576,551	$1,637,546	$(60,995)	(4)%

Gross Profit:
Array Legacy Operations	$317,605	$153,612	$163,993	107%
STI Operations	97,946	59,106	38,840	66%
Total	$415,551	$212,718	$202,833	95%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue
Consolidated revenue decreased $61.0 million, or 4%, driven by a decrease in Array Legacy Operations of $95.1 million, offset by an increase in STI Operations of $34.1 million.

The $95.1 million, or 7%, revenue decrease in Array Legacy Operations was driven by a decrease in the number of megawatts shipped, due primarily to project delays from our customers.

The $34.1 million, or 9%, revenue increase in STI Operations was driven by an increase in the number of megawatts shipped, most notably in the Brazil region, which offset lower ASP, due to a smaller percentage of construction services being offered.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased $263.8 million, or 19%, driven primarily by a reduction in revenue combined with a decrease in input costs.
As a percentage of revenue, consolidated gross profit increased to 26% for the year ended December 31, 2023, as compared to 13% during the same period in the prior year. The increase in gross profit dollars was driven by an improvement in the gross margin percentage in both our Array Legacy Operations and our STI Operations.

As a percentage of revenue, gross profit for Array Legacy Operations increased to 27% from 12% for the year ended December 31, 2023 and 2022, respectively. The increase in gross profit as a percent of revenue was driven by the improved pass through of commodity volatility to customers, in addition to cost savings opportunities in logistics and raw materials, as well as a higher proportion of higher margin non-tracker revenue.

As a percentage of revenue, gross profit for STI Operations increased to 24% from 16% for the year ended December 31, 2023 and 2022, respectively, driven primarily by improved pass through of commodity volatility to customers, cost saving opportunities in raw materials, and a reduced impact of lower margin construction-related services provided.

Operating Expenses
Consolidated general and administrative expense increased $8.8 million, or 6%. The increase was primarily due to higher payroll and other personnel-related expenses, driven by an increase in headcount. These increases were partially offset by no acquisition related expenses in 2023 compared to expenses related to the STI Acquisition in 2022.

Change in the fair value of contingent consideration resulted in a loss of $3.0 million for the year ended December 31, 2023, due to the fair value remeasurement of the TRA liability, primarily driven by a decrease in the discount rates used in the valuation.

Consolidated depreciation and amortization expense decreased $45.7 million, or 54%, due to the decrease in the amortization of intangibles, as the backlog purchased as part of the STI Acquisition had a one-year life and was fully amortized as of the first quarter of 2023.

Legal Settlement
Legal settlement income in 2022 resulted from the settlement of litigation related to trade secret misappropriation, for which the Company received a $42.8 million settlement. The settlement is related to Nextracker’s acknowledgment that an Array employee was hired in violation of his non-compete agreement, certain Array confidential information was improperly obtained, and Nextracker’s behavior was wrongful. The parties concluded the matter and plan to continue their shared missions of mainstreaming clean energy worldwide. As part of the settlement, the parties agreed to treat the settlement terms as confidential except to the extent required or necessitated by law, regulation, or the corporate parties’ shareholder disclosure standards. There were no settlements in 2023.

Foreign Currency Gain
Consolidated foreign currency gain decreased $1.2 million, or 105%, as compared with the prior year due to the weakening of the U.S. Dollar compared to the Euro and compared to the Brazilian Real during 2023.

Interest Income
Consolidated interest income increased by $5.1 million, or 162%, as compared to the prior year, due to higher cash on hand in 2023 coupled with higher interest rates.

Interest Expense
Consolidated interest expense increased by $7.5 million, or 21%, primarily due to increased variable interest rates charged on our Term Loan Facility as well as the acceleration of $4.2 million of non-cash interest expense related to unscheduled principal payments made against the outstanding Term Loan balance.

Income Tax Expense (Benefit)
Consolidated Income tax expense (benefit) decreased by $49.3 million, or 525%, We recorded income tax expense of $39.9 million and a benefit of $9.4 million for the years ended December 31, 2023 and 2022, respectively. The income tax expense for the year ended December 31, 2023, was unfavorably impacted by higher income in non-U.S. jurisdictions, partially offset by benefits related to excess equity-based compensation deductions. The tax expense for the year ended December 31, 2022, was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., partially offset by non-deductible expenses.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
A discussion and analysis covering the comparison of the year ended December 31, 2022, to the year ended December 31, 2021, is included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2023.

Liquidity and Capital Resources
Financing Transactions
Series A Shares
For more information related to the 2022 and 2021 Series A Share issuances, see Note 12 – Redeemable Perpetual Preferred Stock, to the accompanying consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 11 – Debt, in the accompanying notes to the consolidated financial statements.

Surety Bonds
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources. As of December 31, 2023, we posted surety bonds totaling approximately $172.9 million.

Cash Flows (in thousands)

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$231,955	$141,493
Net cash used in investing activities	(16,821)	(384,437)
Net cash (used in) provided by financing activities	(101,761)	8,440
Effect of exchange rate changes on cash and cash equivalent balances	1,806	735
Net change in cash and cash equivalents	$115,179	$(233,769)

Historically, we have financed our operations with the proceeds from operating cash flows, capital contributions and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital.

High volatility and uncertainty in the capital markets resulting from macroeconomic conditions, including fluctuating inflation data and heightened interest rates, has had, and could continue to have, a negative impact on the price of our common stock and could adversely impact our ability to raise additional funds. In response to the recent challenging environment, we continuously evaluate our ability to meet our obligations over the next 12 months. We believe we have sufficient liquidity as well as financing options available to fund current and future commitments.

As of December 31, 2023, our cash balance was $249.1 million, of which $66.8 million was held outside the U.S., and net working capital was $496.6 million. We had outstanding borrowings of $238.2 million under our $575 million Term Loan Facility and $175.2 million available to us under our $200.0 million Revolving Credit Facility.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Cash Flows from Operating Activities
The Company generated $232.0 million in cash from operating activities during the year ended December 31, 2023, of which, $224.4 million was generated from net income as adjusted for the impact of non-cash expenses, primarily consisting of depreciation and amortization and equity-based compensation.

For the year ended December 31, 2022, the Company generated $141.5 million in cash from operating activities, of which, $97.2 million was generated from net income as adjusted for the impact of non-cash expenses, primarily consisting of depreciation and amortization and equity-based compensation. The remaining $44.3 million was generated by changes in net working capital, including a $59.0 million increase in deferred revenue from deposits received from customers in 2022 for projects due in the first half of 2023, a $13.7 million increase in accounts payable and accrued expenses resulting from improved payables management, and a $20.9 million decrease in inventory levels as we burned down historically high raw material quantities from prior year, all of which were partially offset by a $77.0 million increase in accounts receivable driven primarily by a year-over-year increase in revenue.

Cash Flows from Investing Activities
For the year ended December 31, 2023, cash used in investing activities was $16.8 million, all of which was related to the purchase of property, plant and equipment.

For the year ended December 31, 2022, cash used in investing activities was $384.4 million primarily related to the STI Acquisition; net of cash acquired, the Company paid $373.8 million in cash as part of the purchase price consideration. Additionally, the Company utilized $10.6 million for the purchase of property, plant and equipment.

Cash Flows from Financing Activities
For the year ended December 31, 2023, net cash used in financing activities was $101.8 million, driven primarily by $74.3 million in payments on our Term Loan and a $24.8 million reduction of Other debt.

For the year ended December 31, 2022, net cash provided by financing activities was $8.4 million, which included $49.0 million related to proceeds from the sale of Series A Shares and common shares in January 2022 offset by a dividend payment of $18.7 million on the Series A Shares.

Discussion of Historical Cash Flows for Year Ended December 31, 2022 and 2021
A discussion and analysis covering historical cash flows for the year ended December 31, 2022 and 2021, is included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2023.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

Revenue Recognition
The Company’s revenue recognition policy is described in Note 14 – Revenue, in the accompanying notes to our consolidated financial statements,

Accounting for contracts utilizing the cost-to-cost measure of progress is based on various assumptions to project the outcome of future events. These assumptions include the cost and availability of materials. The cost estimation process for recognizing revenues over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and finance professionals. The Company reviews and updates its contract-related estimates on an ongoing basis and recognizes adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. As a result, if the actual costs to be incurred are different than the assumptions used to estimate those costs, there could be cumulative adjustments recorded to revenues as a result.

Business Combinations
The Company completed one business combination for an aggregate purchase price of $610.8 million during the year ended December 31, 2022. In accordance with Topic 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. The fair value of the identifiable intangible assets has been estimated using the Excess Earnings Method (customer relationships and backlog) and Relief from Royalty Method (trade name). Significant inputs using the Excess Earnings Method and Level 3 inputs in the fair value hierarchy include estimated revenue, expenses based on actuals and forecast. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and were sensitive to changes in underlying assumptions, estimates and market factors. There were no business combinations during the year ended December 31, 2023.

Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis compared to a guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit.

During the fourth quarter of 2023, we used a qualitative approach to assess if it is more likely than not that that the fair value of the Array Legacy Operations reporting unit is less than its carrying value.

During the fourth quarter of 2023, with the assistance of a third-party specialist, we performed a quantitative assessment of the fair value of our STI reporting unit using the DCF and GPC methods described in Note 7 – Goodwill and Other Intangible Assets of the consolidated financial statements. The significant assumptions used in determining the fair values of the STI reporting unit primarily relate to the selection of EBITDA multiples used in the GPC analysis, and the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used in the DCF model. To the extent that GPC multiples in the future decrease, the discount rate used in determining the present value of our cash flows increases, or if we do not meet its cash flow projections for the reporting unit, an impairment charge may be recorded in the future.

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

Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Patent LLC, Array Tech, Inc. entered into the TRA with a former indirect stockholder. The TRA is valued based on the future expected payments under the agreement and is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in earnings within the Company’s consolidated statement of operations. Estimating the amount of payments that may be made under the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA. For discussion and analysis of the TRA see Note 16 – Commitments and Contingencies.

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

At December 31, 2023, the Company’s largest customer and five largest customers accounted for 2.7% and 29.6%, respectively, of total accounts receivable. At December 31, 2022, the Company’s largest and five largest customers constituted 7.9% and 23.4% of trade accounts receivable, respectively.

During the year ended December 31, 2023, one customers accounted for 13.4% of total revenue. During the year ended December 31, 2022, two customers accounted for 11.8% and 10.6%, respectively, of total revenue. During the year ended December 31, 2021, two customers accounted for 12.6% and 10.2%, respectively, of total revenue.

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

In addition, we are subject to risk from fluctuating logistics costs. As a result of sheltering-in-place and other disruptions during the COVID-19 pandemic, consumer and commercial demand for shipped goods increased across multiple industries, which in turn reduced the availability and capacity of shipping containers and available ships worldwide. In the event of a resurgence of COVID-19 or a similar pandemic and the resulting disruptions, we may experience increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.

Interest Rate Risk
As of December 31, 2023, or long-term debt, net of discounts and issuance costs, was $660.9 million, of which, $261.0 million is subject to variable-rate interest agreements and is therefore subject to future changes in interest rates. Accordingly, a 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.2 million.

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

Foreign Currency Exchange Risk
We do business in various foreign countries where the functional currency used to transact differs from our reporting currency. As a result, we are subject to the risk of foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses identified below.

However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses listed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which appears herein.

We have concluded that the following material weaknesses in our internal control over financial reporting that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, have not been remediated as of December 31, 2023:
•We have identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified personnel at the appropriate levels to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP.
•Control Activities – STI. We did not design, implement, and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of STI’s internal control processes and we did not design and implement formal accounting policies, procedures, and controls across substantially all of the STI’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures.

Remediation Plan for Existing Material Weaknesses
Management has been actively engaged in remediation efforts to address the material weaknesses throughout 2023, and these efforts will continue into 2024. We have made enhancements to our control environment by improving guidance, communication of expectations and importance of internal controls. We made progress towards addressing our material weakness in our lack of qualified personnel by hiring additional qualified accounting and finance personnel during 2023, which has helped to provide additional capacity and expertise to enhance our accounting and reporting review procedures. Specifically, in the fourth quarter of 2023, the Company hired a new Chief Financial Officer and additional qualified accounting resources, who are currently assessing if additional personnel should be hired at STI in connection with the planned system implementation, and elsewhere in the organization, in order to perform control activities in support of preparation of the financial statements in accordance with U.S. GAAP. We expect that this assessment will be completed during the first quarter of 2024, with appropriate action taken during 2024, to ensure that the Company has a sufficient complement of qualified personnel at the right levels, based on any identified gaps in personnel requirements.

Due to accounting system limitations at STI, management is limited in its ability to effectively design and implement general information technology controls at STI, which support the underlying business cycle controls. The accounting system was in place when the Company acquired STI, and management is planning on implementing a new accounting system in the first half of 2024. The new system will allow management to effectively design and implement appropriate general information technology controls including system enforced segregation of duties. Management is currently assessing the process level risks at STI, designing controls based upon the planned accounting system. In addition, with the assistance of an outside consulting firm, we are in the process of formalizing our STI accounting and business operation policies and procedures, in advance of this system implementation.

Remediation of Previously Identified Material Weaknesses
The following entity level material weaknesses were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022:
•Control Environment, Risk Assessment and Monitoring Activities – We did not maintain appropriately designed entity-level controls impacting the control environment and effective monitoring controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to (i) a lack of a sufficient number of qualified resources and inadequate oversight and accountability over the performance of control activities, (ii) ineffective identification and assessment of risks to properly design and implement relevant controls, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

We have concluded that with the exception of a lack sufficient number of qualified personnel as discussed above, that these material weaknesses have been remediated. Specifically, management, with the assistance of an outside consulting firm, implemented a process level risk assessment for all material classes of transactions, identified and designed relevant controls to mitigate the identified risks of material misstatement, and tested the design, implementation, and operating effectiveness of those controls.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we also identified material weaknesses related to Control Activities. With the exception of the STI related material weakness above we have completed our remediation efforts previously identified in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022. Based on our testing of the design and operating effectiveness of the enhanced internal controls, we have concluded that the following material weaknesses related to Control Activities that existed as of December 31, 2022, exclusive of STI, have been remediated:
•Inventory
•Revenue Recognition
•Accounts Receivable
•Financial Reporting, Consolidation and Business Combination
•Foreign Currency.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, except for the changes discussed above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Immaterial Correction of Interim Condensed Consolidated Financial Statements
Capped Calls
In connection with the pricing of the Convertible Notes, we entered into capped call transactions with the Option Counterparties. At issuance the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to additional paid-in capital. When the Company entered into the Capped Calls, the Company executed certain side letters (the “Side Letters”) with the counterparties that replaced some of the terms described in the primary contract including the volatility inputs used to value the Capped Calls under certain circumstances. Upon further evaluation of the accounting during the three months ended March 31, 2023, the Company concluded that the modification to the volatility inputs in the side letters precluded the Capped Calls from being accounted for as an equity instrument indexed to its own stock and should be accounted for as a freestanding derivative instrument asset recognized at fair value, with subsequent changes in fair value recognized in earnings. During the three months ended March 31, 2023, the Company began to account for the Capped Calls as derivative assets, with subsequent changes in fair value being recorded through earnings. During the three months ended December 31, 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity classification accounting treatment was acceptable. As a result, the Company reclassified the derivative asset recognized during the interim periods of 2023 as a reduction to equity and reversed the related mark to market adjustments recognized during the interim periods of 2023.

Redeemable Perpetual Preferred Stock
At issuance, the Company evaluated the accounting for the instruments issued pursuant to the SPA and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Put Option are freestanding instruments that are classified in equity. During the first quarter of 2023, the Company reconsidered the provisions of the Put Option and concluded that it should be accounted for as a freestanding derivative instrument asset accounted for at fair value with subsequent fair value adjustments recognized in earnings. During the fourth quarter of 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity accounting classification was correct. As a result, the Company reclassified the derivative asset recognized during the interim periods of 2023 as a reduction of equity and also reversed the related fair value adjustments.

Management evaluated the above misstatements and concluded they were not material to the interim periods of 2023, individually or in aggregate. As a result, the Company plans to prospectively correct the relevant prior period condensed consolidated financial statements and related footnotes for these misstatements.

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated interim financial statements to be presented as comparative in the Form 10-Q for the nine months ended September 30, 2024:

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Change in fair value of derivative assets	$116	$(116)	$—	$(1,140)	$1,140	$—
Total other income (expense)	(9,762)	(116)	(9,878)	(30,242)	1,140	(29,102)
Income (loss) before income tax expense	30,443	(116)	30,327	153,662	1,140	154,802
Income tax expense (benefit)	7,229	—	7,229	39,508	(2,604)	36,904
Net income (loss)	23,214	(116)	23,098	114,154	3,744	117,898
Net income (loss) to common shareholders	$10,123	$(116)	$10,007	$75,795	$3,744	$79,539
Income per common share
Basic	$0.07	$—	$0.07	$0.50	$0.02	$0.52
Diluted	$0.07	$—	$0.07	$0.50	$0.02	$0.52

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income (loss)	$23,214	$(116)	$23,098	$114,154	$3,744	$117,898
Comprehensive income (loss)	$719	$(116)	$603	$129,443	$3,744	$133,187

Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (unaudited)

	Three Months Ended September 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at June 30, 2023	$417,624	$(176,530)	$287,454
Net income	—	23,214	23,214
Balance at September 30, 2023	407,916	(153,316)	278,465
Adjustments
Balance at June 30, 2023	(52,914)	3,860	(49,054)
Net loss	—	(116)	(116)
As Corrected
Balance at June 30, 2023	364,710	(172,670)	238,400
Net income	—	23,098	23,098
Balance at September 30, 2023	$355,002	$(149,572)	$229,295

	Nine Months Ended September 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	$383,176	$(267,470)	$124,281
Correction of the Capped Call and Put Option errors	52,914	—	52,914
Net income	—	114,154	114,154
Balance at September 30, 2023	407,916	(153,316)	278,465
Adjustments
Correction of the Capped Call and Put Option errors	(52,914)	—	(52,914)
Net income	—	3,744	3,744
As Corrected
Balance at December 31, 2022	383,176	(267,470)	124,281
Correction of the Capped Call and Put Option errors	—	—	—
Net income	—	117,898	117,898
Balance at September 30, 2023	$355,002	$(149,572)	$229,295
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$114,154	$3,744	$117,898
Deferred tax expense (benefit)	284	(2,612)	(2,328)
Change in fair value of derivative assets	1,140	(1,140)	—
Income tax payable	$(738)	$8	$(730)

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for six months ended June 30, 2024:
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Change in fair value of derivative assets	$694	$(694)	$—	$(1,256)	$1,256	$—
Total other income (expense)	(9,030)	(694)	(9,724)	(20,480)	1,256	(19,224)
Income (loss) before income tax expense	87,211	(694)	86,517	123,219	1,256	124,475
Income tax expense (benefit)	22,403	(1,051)	21,352	32,279	(2,604)	29,675
Net income	64,808	357	65,165	90,940	3,860	94,800
Net income to common shareholders	$52,024	$357	$52,381	$65,672	$3,860	$69,532
Income per common share
Basic	$0.34	$—	$0.34	$0.44	$0.03	$0.47
Diluted	$0.34	$—	$0.34	$0.43	$0.03	$0.46

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income	$64,808	$357	$65,165	$90,940	$3,860	$94,800
Comprehensive income	$88,720	$357	$89,077	$128,724	$3,860	$132,584

Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at March 31, 2023	$426,221	$(241,338)	$207,330
Net income	—	64,808	64,808
Balance at June 30, 2023	417,624	(176,530)	287,454
Adjustments
Balance at March 31, 2023	(52,914)	3,503	(49,411)
Net income	—	357	357
As Corrected
Balance at March 31, 2023	373,307	(237,835)	157,919
Net income	—	65,165	65,165
Balance at June 30, 2023	$364,710	$(172,670)	$238,400

	Six Months Ended June 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	$383,176	$(267,470)	$124,281
Correction of the Capped Call and Put Option errors	52,914	—	52,914
Net income	—	90,940	90,940
Balance at June 30, 2023	417,624	(176,530)	287,454
Adjustments
Correction of the Capped Call and Put Option errors	(52,914)	—	(52,914)
Net income	—	3,860	3,860
As Corrected
Balance at December 31, 2022	383,176	(267,470)	124,281
Correction of the Capped Call and Put Option errors	—	—	—
Net income	—	94,800	94,800
Balance at June 30, 2023	$364,710	$(172,670)	$238,400
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$90,940	$3,860	$94,800
Deferred tax expense (benefit)	816	(2,612)	(1,796)
Change in fair value of derivative assets	1,256	(1,256)	—
Income tax payable	$9,830	$8	$9,838

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for three months ended March 31, 2024:
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Change in fair value of derivative assets	$(1,950)	$1,950	$—
Total other income (expense)	(11,450)	1,950	(9,500)
Income before income tax benefit	36,008	1,950	37,958
Income tax expense (benefit)	9,876	(1,553)	8,323
Net income	26,132	3,503	29,635
Net income to common shareholders	$13,648	$3,503	$17,151
Income per common share
Basic	$0.09	$0.02	$0.11
Diluted	$0.09	$0.02	$0.11

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$26,132	$3,503	$29,635
Comprehensive income	$40,004	$3,503	$43,507

Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	$383,176	$(267,470)	$124,281
Correction of the Capped Call and Put Option errors	52,914	—	52,914
Net income	—	26,132	26,132
Balance at March 31, 2023	426,221	(241,338)	207,330
Adjustments
Correction of the Capped Call and Put Option errors	(52,914)	—	(52,914)
Net income	—	3,503	3,503
As Corrected
Balance at December 31, 2022	383,176	(267,470)	124,281
Correction of the Capped Call and Put Option errors	—	—	—
Net income	—	29,635	29,635
Balance at March 31, 2023	$373,307	$(237,835)	$157,919

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$26,132	$3,503	$29,635
Deferred tax expense (benefit)	4,555	(1,553)	3,002
Change in fair value of derivative assets	$1,950	$(1,950)	$—

Trading Arrangements
During the fiscal quarter ended December 31, 2023, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Trading Plans” and each one as a “Trading Plan.”

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Travis Rose, Chief Revenue Officer	Adoption November 16, 2023	February 20, 2024	December 31, 2024	Common Stock	11,500	Sale

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

Auditor Firm Id: 34    Auditor Name: Deloitte & Touche LLP    Auditor Location: Tempe, AZ, United States

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

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2

Number	Description of Document	Form	Date	No.
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	08/11/2021	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act	10-K	03/10/2021	4.1
4.2	Indenture, dated December 3, 2021, among Array Technologies, Inc. and U.S. Bank National Association	8-K	12/07/2021	4.1
4.3	Form of 1.00% Convertible Senior Note due 2028	8-K	12/07/2021	4.1
10.1	Registration Rights Agreement, dated August 10, 2021, by and between Array Technologies, Inc. and BCP Helios Aggregator L.P.	8-K	08/11/2021	10.2
10.2	Registration Rights Agreement, dated January 11, 2022, by and among Array Technologies, Inc. and the holders identified therein	8-K	01/11/2022	10.1
10.3	Credit Agreement, dated October 14, 2020, by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	10/19/2020	10.2
10.4	Amended and Restated ABL Credit and Guarantee Agreement, dated March 23, 2020, by and among ATI Investment Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	S-1/A	10/14/2020	10.1
10.5	Tax Receivable Agreement, dated July 8, 2016, between Array Tech, Inc. (f/k/a Array Technologies, Inc.) and Ron P. Corio	S-1/A	10/14/2020	10.3
10.6	Form of Array Technologies, Inc. 2020 Long-Term Incentive Plan	S-1/A	10/7/2020	10.4
10.9	Employment Offer Letter, dated April 3, 2022, between Array Tech, Inc. and Kevin Hostetler	8-K	4/5/2022	10.1
10.10*	Employment Offer Letter, dated March 7, 2019, between Array Tech, Inc. (f/k/a Array Technologies, Inc. and Nipul Patel
10.11*	Employment Offer Letter, dated July 25, 2022, between Array Tech, Inc. and Terrance Collins
10.12*	Employment Offer Letter, dated April 7, 2022, between Array Tech, Inc. and Tyson Hottinger
10.13*	Employment Offer Letter, dated November 28, 2022, between Array Tech, Inc. and Neil Manning
10.14	Employment Offer Letter, dated November 3, 2023, between Array Tech, Inc. and Kurt Wood	8-K	11/07/2023	10.1
10.15	Array Technologies, Inc. Executive Severance and Change in Control Plan	8-K	04/05/2022	10.2
10.16	Transition and Separation Agreement, dated November 3, 2023, by and between Array Technologies, Inc. and Nipul Patel	8-K	11/07/2023	10.2
10.17	Form of Director and Officer Indemnification Agreement	S-1/A	10/14/2020	10.11
10.18	Employment Agreement Terms	10-K	03/10/2021	10.13

Number	Description of Document	Form	Date	No.
10.19	Amendment No. 1, dated February 23, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	10-K	03/10/2021	10.14
10.20	Amendment No. 2, dated February 26, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	8-K	03/02/2021	10.1
10.21	Form of Capped Call Confirmation	8-K	12/07/21	10.1
10.22*	Form of Capped Call Side Letter
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
97*	Array Technologies, Inc. Clawback Policy
101*	Interactive Data Files
104*	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith
+ Exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(a)(5) and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

Array Technologies, Inc.
By:	/s/ Kevin Hostetler
Kevin Hostetler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Kevin Hostetler	Chief Executive Officer	February 27, 2024
Kevin Hostetler	(Principal Executive Officer)

/s/ Kurt Wood	Chief Financial Officer	February 27, 2024
Kurt Wood	(Principal Financial and Accounting Officer)

/s/ Brad Forth	Chairman of the Board of Directors	February 27, 2024
Brad Forth

/s/ Paulo Almirante	Member of the Board of Directors	February 27, 2024
Paulo Almirante

/s/ Troy Alstead	Member of the Board of Directors	February 27, 2024
Troy Alstead

/s/ Orlando D. Ashford	Member of the Board of Directors	February 27, 2024
Orlando D. Ashford

/s/ Jayanthi Iyengar	Member of the Board of Directors	February 27, 2024
Jayanthi Iyengar

/s/ Bilal Khan	Member of the Board of Directors	February 27, 2024
Bilal Khan

/s/ Tracy Jokinen	Member of the Board of Directors	February 27, 2024
Tracy Jokinen

Signature	Title	Date

/s/ Gerrard Schmid	Member of the Board of Directors	February 27, 2024
Gerrard Schmid

INDEX TO FINANCIAL STATEMENTS
Array Technologies, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Array Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Array Technologies, Inc. (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable perpetual preferred stock and stockholders’ equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – STI Operations Reporting Unit – Refer to Note 2 and 7 to the financial statements
Critical Audit Matter Description
The Company’s goodwill for its STI Operations reporting unit (“STI”) is tested annually for impairment during the fourth quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of its STI goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value.
The Company used a quantitative approach to determine the fair value of STI based upon the discounted cash flow method, which was compared to an indication of value using the guideline publicly-traded companies method. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) margins and the discount rate. The comparison of the fair value of the reporting unit to the marketplace multiples determined under the public company guideline method requires management to make assumptions related to marketplace EBITDA multiples from within a peer public company group. The goodwill balance was $435.6 million as of December 31, 2023, of which $365.9 million was allocated to STI. The fair value of STI exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the significant judgments made by management to estimate the fair value of STI, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and EBITDA margins, as well as the selection of the discount rate and the comparison of the fair value to marketplace multiples, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA margins ("forecasts"), the selection of the discount rate and the comparison of the fair value to marketplace multiples for STI included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation over the determination of the fair value of STI, such as controls related to management's forecasts and the selection of the discount rate and market multiples used.
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) inquiry with non-accounting personnel and (4) forecasted information included in industry reports that STI operates within.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodologies used, (2) the marketplace multiples used by management to compare to the DCF fair value, and (3) the discount rate used in determining the present value of the expected cash flows by developing independent estimates and comparing those to the rate selected by management.

•We considered the impact of (1) changes in the industry and (2) current macroeconomic factors on management's forecasts.

Accounting for Capped Calls -- Refer to Note 11 to the financial statements
Critical Audit Matter Description
In December 2021, in connection with the offering of convertible senior notes, the Company entered into capped call agreements (the “Capped Calls”) related to the issuance of the convertible senior notes. At inception, the Company paid $52.9 million for the capped calls which have been classified as equity.
We identified the key judgements around whether the Capped Calls should be equity classified under Accounting Standards Codification Topic 815, Derivatives and Hedging, ("ASC 815”) or accounted for as a derivative asset with subsequent changes in fair value recorded through earnings at the end of each accounting period. When the Company entered into the Capped Calls, the Company executed certain side letters (the “Side Letters”) with the counterparties that modified some of the terms in the primary contract including the volatility inputs used to value the Capped Calls under certain circumstances. The evaluation of the impact of the Side Letters on the volatility inputs requires significant judgement in determining if the Capped Calls can be considered indexed to the Company’s own stock under ASC 815-40-15. This judgement requires a high degree of auditor judgment, and an increased extent of effort, including the need to involve professionals having expertise in accounting for complex financial instruments, when performing audit procedures to evaluate management's judgments and conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to determining the accounting for the Capped Calls within the financial statements included the following, among others:
•We tested the effectiveness of internal controls over management's accounting evaluation of the impact of the side letters on the volatility inputs.
•We read the underlying agreements and the related side letters and evaluated the Company's accounting analysis over the accounting of the Capped Calls, including managements conclusions around the impact of the side letters on equity classification.
•With the assistance of professionals in our firm having expertise in capped calls and ASC 815, we evaluated the Company's conclusions regarding the accounting guidance and the impact of the side letters on the equity classification of the Capped Calls.
/s/ Deloitte & Touche LLP
Tempe, Arizona
February 27, 2024
We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Array Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Array Technologies, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
Control Environment - management identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified personnel at the appropriate levels to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP.
Control Activities - the Company did not design, implement, and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of STI’s internal control processes and did not design and implement formal accounting policies, procedures, and controls across substantially all of the STI’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Tempe, Arizona
February 27, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Array Technologies, Inc.
Albuquerque, New Mexico

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Array Technologies, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, and comprehensive income(loss), changes in redeemable perpetual preferred stock and stockholders’ equity(deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2016 to 2023

Austin, Texas

March 22, 2023

Array Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$249,080	$133,901
Accounts receivable, net	332,152	421,183
Inventories	161,964	233,159
Income tax receivables	—	3,532
Prepaid expenses and other	89,085	39,434
Total current assets	832,281	831,209

Property, plant and equipment, net	31,886	23,174
Goodwill	435,591	416,184
Other intangible assets, net	350,396	386,364
Deferred income tax assets	15,870	16,466
Other assets	40,717	32,655
Total assets	$1,706,741	$1,706,052

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$119,498	$170,430
Accrued expenses and other	70,211	54,895
Accrued warranty reserve	2,790	3,690
Income tax payable	5,754	6,881
Deferred revenue	66,488	178,922
Current portion of contingent consideration	1,427	1,200
Current portion of debt	21,472	38,691
Other current liabilities	48,051	10,553
Total current liabilities	335,691	465,262

Deferred income tax liabilities	66,858	72,606
Contingent consideration, net of current portion	8,936	7,387
Other long-term liabilities	20,428	14,808
Long-term warranty	3,372	1,786
Long-term debt, net of current portion	660,948	720,352
Total liabilities	1,096,233	1,282,201

Commitments and contingencies (Note 16)

Series A Redeemable Perpetual Preferred Stock: $0.001 par value; 500,000 shares authorized; 432,759 and 406,389 issued, respectively; liquidation preference of $493.1 million and $493.1 million, respectively	351,260	299,570

Array Technologies, Inc.
Consolidated Balance Sheets (continued)
(in thousands, except shares and par value)

	December 31,
	2023	2022
Stockholders’ equity
Preferred stock $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock $0.001 par value - 1,000,000,000 shares authorized; 151,242,120 and 150,513,104 shares issued at respective dates	151	150
Additional paid-in capital	344,517	383,176
Accumulated deficit	(130,230)	(267,470)
Accumulated other comprehensive income	44,810	8,425
Total stockholders’ equity	259,248	124,281
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,706,741	$1,706,052

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,576,551	$1,637,546	$853,318
Cost of revenue:
Cost of product and service revenue	1,146,442	1,410,270	770,459
Amortization of developed technology	14,558	14,558	14,558
Total cost of revenue	1,161,000	1,424,828	785,017
Gross profit	415,551	212,718	68,301

Operating expenses:
General and administrative	159,535	150,777	80,974
Change in fair value of contingent consideration	2,964	(4,507)	2,696
Depreciation and amortization	38,928	84,581	9,372
Total operating expenses	201,427	230,851	93,042

Income (loss) from operations	214,124	(18,133)	(24,741)

Other (expense) income, net	(1,015)	2,789	(905)
Interest income	8,330	3,181	209
Legal settlement	—	42,750	—
Foreign currency transaction (loss) gain, net	(53)	1,155	—
Interest expense	(44,229)	(36,694)	(35,684)
Total other (expense) income	(36,967)	13,181	(36,380)

Income (loss) before income tax expense (benefit)	177,157	(4,952)	(61,121)
Income tax expense (benefit)	39,917	(9,384)	(10,718)
Net income (loss)	137,240	4,432	(50,403)
Preferred dividends and accretion	51,691	48,054	15,715
Net income (loss) to common shareholders	$85,549	$(43,622)	$(66,118)

Income (loss) per common share
Basic	$0.57	$(0.29)	$(0.51)
Diluted	$0.56	$(0.29)	$(0.51)

Weighted average common shares outstanding
Basic	150,942	149,819	129,984
Diluted	152,022	149,819	129,984

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$137,240	$4,432	$(50,403)
Foreign currency(1)	36,385	8,425	—
Comprehensive income (loss)	$173,625	$12,857	$(50,403)
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock				Common Stock
	Shares	Amount	Shares		Amount		Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	—	$—	—		$—		126,994	$127	$140,473	$(221,499)	$—	$(80,899)
Equity-based compensation	—	—	—		—		158	—	13,562	—	—	13,562
Issuance of common stock, net	—	—	—		—		7,875	8	104,756	—	—	104,764
Issuance of Series A Preferred, net of fees	350	229,799	—		—		—	—	—	—	—	—
Deferred tax impact of capped call	—	—	—		—		—	—	(40,514)	—	—	(40,514)
Preferred cumulative dividends	—	8,226	—		—		—	—	(8,226)	—	—	(8,226)
Payment of dividends	—	(8,052)	—		—		—	—	—	—	—	—
Preferred accretion	—	7,489	—		—		—	—	(7,489)		—	(7,489)
Net (loss)	—	—	—		—		—	—	—	(50,403)	—	(50,403)
Balance, December 31, 2021	350	237,462	—	—	—	—	135,027	135	202,562	(271,902)	—	(69,205)
Equity-based compensation	—	—	—		—		339	—	14,543	—	—	14,543
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—		—		—	—	(1,938)	—	—	(1,938)
Issuance of common stock, net	—	—	—		—		15,147	15	216,063	—	—	216,078
Preferred cumulative dividends plus accretion and commitment fees	19	48,054	—		—		—	—	(48,054)	—	—	(48,054)
Dividends paid	(13)	(18,670)	—		—		—	—	—	—	—	—

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Net income	—	—	—	—	—	—	—	4,432	—	4,432
Foreign currency translation	—	—	—	—	—	—	—	—	8,425	8,425
Balance, December 31, 2022	406	299,570	—	—	150,513	150	383,176	(267,470)	8,425	124,281
Equity-based compensation	—	—	—	—	729	1	14,540	—	—	14,541
Preferred cumulative dividends plus accretion and commitment fees	26	51,690	—	—	—	—	(53,199)	—	—	(53,199)
Net income	—	—	—	—	—	—	—	137,240	—	137,240
Foreign currency translation	—	—	—	—	—	—	—	—	36,385	36,385
Balance, December 31, 2023	432	$351,260	—	$—	151,242	$151	$344,517	$(130,230)	$44,810	$259,248

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$137,240	$4,432	$(50,403)
Adjustments to net income (loss):
Provision for (recovery of) bad debts	2,527	2,599	(467)
Deferred tax benefit	(8,862)	(31,565)	(10,102)
Depreciation and amortization	40,268	86,501	11,388
Amortization of developed technology	14,558	14,558	14,558
Amortization of debt discount and issuance costs	10,570	6,857	15,036
Gain on debt refinancing	(457)	—	—
Equity-based compensation	14,540	14,982	13,757
Contingent consideration	2,964	(4,507)	2,696
Warranty provision	4,666	4,152	516
Write-down of inventories	6,431	(859)	990
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	92,800	(76,984)	(116,848)
Inventories	66,743	20,870	(88,184)
Income tax receivables	9	5,611	8,106
Prepaid expenses and other	(10,840)	19,124	(21,226)
Accounts payable	(37,654)	12,667	7,015
Accrued expenses and other	5,325	1,024	9,133
Income tax payable	1,936	(755)	(8,754)
Lease liabilities	1,177	3,784	221
Deferred revenue	(111,986)	59,002	(50,619)
Net cash provided by (used in) operating activities	231,955	141,493	(263,187)

Investing activities:
Purchase of property, plant and equipment	(16,989)	(10,619)	(3,357)
Retirement/disposal of PP&E	168	—	—
Acquisition of STI, net of cash acquired	—	(373,818)	—
Investment in equity securities	—	—	(11,975)
Net cash used in investing activities	(16,821)	(384,437)	(15,332)

Financing activities:
Proceeds from Series A issuance	—	33,098	224,987
Proceeds from common stock issuance	—	15,885	120,645
Series A equity issuance costs and commitment fees	(1,509)	(1,893)	(7,195)
Common stock issuance costs	—	(450)	(3,873)

Array Technologies, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Dividends paid on Series A Preferred	—	(18,670)	(8,051)
Payments on revolving credit facility	—	(116,000)	(126,033)
Proceeds from revolving credit facility	—	116,000	126,033
Proceeds from issuance of other debt	63,311	20,188	—
Proceeds from issuance of convertible notes	—	—	413,321
Premium paid on capped call	—	—	(52,870)
Fees paid on issuance of convertible notes	—	—	(1,591)
Principal payments on term loan facility	(74,300)	(14,300)	—
Principal payments on other debt	(88,063)	(23,935)	(133,225)
Contingent consideration payments	(1,200)	(1,483)	(7,810)
Debt issuance costs	—	—	(6,590)
Net cash (used in) provided by financing activities	(101,761)	8,440	537,748
Effect of exchange rate changes on cash and cash equivalent balances	1,806	735	—
Net change in cash and cash equivalents	115,179	(233,769)	259,229
Cash and cash equivalents, beginning of period	133,901	367,670	108,441
Cash and cash equivalents, end of period	$249,080	$133,901	$367,670

Supplemental Cash Flow Information
Cash paid for interest	$43,949	$23,118	$24,306
Cash paid for income taxes	$45,942	$10,739	$13,318

Non-cash Investing and Financing Activities
Dividends accrued on Series A Preferred	$26,370	$6,389	$—
Stock consideration paid for acquisition of STI	$—	$200,224	$—

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

Upon completion of the STI Acquisition, the Company began operating as two reportable operating segments: the Array Legacy operating segment (“Array Legacy Operations”) and the newly acquired operations (the “STI Legacy Operations”) operating segment pertaining to STI.

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

Reclassifications
Beginning in the third quarter of 2023, the Company reclassified amounts recorded for amortization of certain acquired intangible assets in prior presentations from Total operating expenses under the caption "Depreciation and amortization" to Total cost of revenue under the caption "Amortization of developed technology" in the consolidated statements of operations. The Company believes this presentation enhances the comparability of the Company’s financial statements to industry peers. This reclassification resulted in $14.6 million recorded to Amortization of developed technology within Total cost of revenue and a $14.6 million decrease to Depreciation and amortization within Total operating expenses during the year ended December 31, 2022. This reclassification did not impact the Company’s operating income (loss), net income (loss) or earnings (loss) per share for any current or historical periods. These reclassifications also did not impact the consolidated balance sheets or consolidated statements of cash flows for the dates and annual periods presented.

Revenue in 2023, excludes a Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), that has been reclassified and included in cost of revenues in the current year. For the year ended December 31, 2023, the Brazil ICMS value-added tax benefit was $23.2 million. For the year ended December 31, 2022, an ICMS benefit of $12.3 million was included in revenues.

This reclassification in the current year had no impact on the Company’s gross profit, income (loss) from operations, net income or income (loss) per common share in the current period. These reclassifications also did not impact the consolidated balance sheets or consolidated statements of cash flows.

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

Impact of Attacks on Shipping in the Red Sea
Houthi rebels in Yemen have significantly stepped-up attacks against commercial vessels in the Bab-el-Mandeb strait between the Arabian peninsula and the Horn of Africa since late November of 2023, which has led to many shipping companies pausing shipments through the Suez Canal and the Red Sea. Many of these shipments are being redirected around the Cape of Good Hope in South Africa, adding between 3,000 – 3,500 nautical miles to routes connecting Europe with Asia. As an additional result of the reroute, certain ports could see crowding and delays in unloading shipments. We do not yet know the duration of these disruptions or the severity of their impact on our operations, but we continue to monitor the situation and evaluate our procurement strategy and supply chain to reduce any negative impact on our business, financial condition and results of operations.

Inflation
Inflationary pressures are expected to persist, at least in the near-term, and may negatively impact our results of operations. To mitigate the inflationary pressures on our business, we have implemented selective price increases in certain markets, accelerated productivity initiatives and expanded our supplier base, while continuing to execute on overhead cost containment practices.

Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X Advanced Manufacturing Production Tax Credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has, and will continue to, enter into arrangements with torque tube manufacturing vendors that produce 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to Array purchases, in the form of “Vendor Rebates”.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The Company accounts for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction of inventory until the inventory is sold, at which time the Company recognizes such rebates as a reduction of cost of revenues on the consolidated statements of operations. Rebates related to purchases that were made prior to the execution of the agreements are deferred and recognized as a reduction of the prices of future purchases. During the three months ended December 31, 2023, the Company had accumulated a total of $49.9 million in Vendor Rebates from current year activity, of which $48.4 million was outstanding and included in Prepaid expenses and other, and $40.6 million of deferred consideration was included in Other current liabilities, on the consolidated balance sheet as of December 31, 2023.

Foreign Currency Translation
Our foreign subsidiaries have functional currencies that are different than our reporting currency. When translating balances from the functional currency to the reporting currency, assets and liabilities are translated into U.S. dollars at period end exchange rates, retained earnings is translated at historical rates, and income, expenses, and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated within accumulated other comprehensive income. In situations when a foreign subsidiary has a local currency that is different than the functional currency, monetary assets and liabilities are translated into the functional currency at the period end exchange rates, and non-monetary assets and the related income statement effects are translated into the functional currency using historical rates. Gains and losses that result from remeasurement from a local currency to the functional currency are included in earnings.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We regularly maintain cash balances that exceed insured amounts, but we have experienced no losses associated with these amounts to date.

Accounts Receivable
The Company’s accounts receivable are due primarily from solar contractors across the U.S. and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated credit losses through an estimate of expected credit losses valuation account. The Company adopted Accounting Standards Updated (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, on January 1, 2021, which revised the methodology for measuring credit losses on financial instruments including trade accounts receivable and the timing of when such losses are recorded. The Company adopted ASU 2016-13 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which had no impact on the consolidated financial statements. The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from the asset. We estimate allowances for credit losses using relevant available information from both internal and external sources. We monitor the estimated credit losses associated with our trade accounts receivable and unbilled accounts receivable based primarily on our collection history and the delinquency status of amounts owed to us, which we determine based on the aging of such receivables. In evaluating the level of established reserves, management makes judgments regarding the customers’ ability to make required payments, economic events, and other factors. As the financial conditions of these customers change, circumstances develop, or additional

Array Technologies, Inc.
Notes to Consolidated Financial Statements
information becomes available, adjustments to the valuation account may be required. When deemed uncollectible, the receivable is charged against the valuation account for credit losses or directly written off.

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

Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost or estimated net realizable value using primarily the moving average cost method that approximates the FIFO method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Management determined there was no impairment for the years ended December 31, 2023, 2022 and 2021.

Goodwill and Indefinite-Lived Intangible Asset
Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized and is assigned at the reporting unit level and tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is assessed using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company cannot determine if it is more likely than not that the fair value of a reporting unit is greater than its carrying value, a quantitative assessment is performed. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value or the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

When determining the fair value of a reporting unit using the quantitative approach, we determine the fair value of the reporting unit using both a discounted cash flow (“DCF”) analysis and guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit.

The Company has one indefinite-lived intangible asset for a Trade name it acquired as part of a past acquisition. The Company performs an annual impairment test on its Trade name indefinite-lived intangible asset, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year.

Investment in Equity Securities
In 2021, the Company invested $12.0 million in the preferred stock of a private company. The investment is accounted for, in accordance with ASC 321 Investments — Equity Securities. Because the securities do not have a readily determined fair value, they are valued at cost, less any impairment. If the Company identifies an observable price change in an orderly transaction, the Company will measure the investment at fair value as of the date the observable transaction occurred. The equity investment is recorded in other assets on the consolidated balance sheets. No impairment has been recognized since the date of investment.

Amortizable and Other Intangible Assets
The Company amortizes identifiable finite lived intangible assets consisting of developed technology, customer relationships, contractual backlog and the STI trade name on a straight-line basis over the assets’ estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The Array Technologies trade name has been determined to have an indefinite life and, therefore, is not amortized but is subject to an annual impairment test or at any other time when impairment indicators exist. The Company did not recognize any impairment charges for the years ended December 31, 2023, 2022 and 2021.

Deferred Offering Costs
Deferred offering costs consist primarily of registration fees, filing fees, listing fees, specific legal and accounting costs, and transfer agent fees, which are direct and incremental fees related to the offerings. Deferred offering costs were offset against the proceeds.

Debt Discount and Issuance Costs
Debt discount and issuance costs incurred to issue debt are deferred and amortized using the effective interest method as a component of interest expense over the life of the related debt agreement. Amortization expense of debt discount and deferred issuance costs was $10.6 million, $6.9 million and $15.0 million (including $9.6 million in write-offs in connection with unscheduled principal payoffs that occurred in February and August of 2021), for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue Recognition
In accordance with ASC 606, the Company recognizes revenues from the sale of solar tracking systems, parts, installation services, extended warranties on solar tracker system components and software licenses along with associated maintenance and support. The Company determines its revenue recognition through the following steps (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue when, or as the performance obligation has been satisfied.

In assessing the recognition of revenue, the Company also evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time.

Performance Obligations
The Company’s contracts for specific solar tracker system projects with customers are predominantly accounted for as a single performance obligation, because the Company is integrating the solar tracking system components and related services as part of a single project. The Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract, which is principally as tracker system components are delivered to the designated project site. The Company sources the component parts from third party manufacturers, it obtains control and receives title of such parts before transferring them to the customer because the Company is responsible for fulfillment to its customer. The Company’s engineering services and professional services are interdependent with the component parts whereby the parts form an input into a combined output for which it is the principal, and the Company could redirect the parts before they are transferred to the customer if needed. The customer owns the work-in-process over the course of the project and the Company’s performance enhances a customer-controlled asset, resulting in the recognition of the performance obligation over time.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

In contracts with a single performance obligation, the Company’s obligation is satisfied over-time as control is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation using an input (i.e., the “cost-to-cost”) method. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs of materials and hardware components are recognized as incurred, which is typically upon delivery to the customer site or upon transfer of control while in transit.

For contracts with customers that result in multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. These contracts include contracts for the sale of components, contracts with installation services, solar tracker systems sold with an extended warranty, and contracts that include the sale of software and maintenance. For all years presented, the transaction price associated with extended warranties and the sale of software and maintenance was not material. The Company uses the expected cost-plus margin approach to estimate the standalone selling price of each performance obligation.

For contracts related to the sale of components as opposed to contracts to provide an integrated solar tracker project, the Company’s obligation to the customer is to deliver components that are used by the customer to create a tracker system and does not include engineering or other professional services or the obligation to provide such services in the future. Under these arrangements, each component is a distinct performance obligation, and often the components are delivered in batches at different points in time. The Company estimates the standalone selling price (“SSP”) of each performance obligation based on a cost-plus margin approach. Revenue allocated to a component is recognized at the point in time that control of the component transfers to the customer, which is usually upon delivery to the customer’s site.

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

Bill and Hold Arrangements
In certain situations, the Company recognizes revenue under bill-and-hold arrangements with its customers. In all bill-and-hold arrangements, because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in our custody. The material is bundled or palletized in the Company’s warehouses, identified separately as belonging to the respective customer and is ready for immediate transport to the customer project upon customer request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer.

Contract Estimates
Accounting for contracts utilizing the cost-to-cost measure of progress is based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include the cost and

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivable for goods or services delivered but not invoiced, and deferred revenue (contract liabilities) on the consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled accounts receivable. The changes in unbilled accounts receivable and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time.

Practical Expedients and Exemptions
The Company has elected to adopt certain practical expedients and exemptions as allowed under ASC 606, such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) not adjusting for the effects of significant financing components when the contract term is less than one year, (iii) excluding collected sales tax amounts from the calculation of revenue and (iv) accounting for the costs of shipping and handling activities that are incurred after the customer obtains control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

The Company recognizes interest and penalties related to unrecognized tax benefits within interest expense and other expenses, respectively, in the consolidated statements of operations. The Company does not have any uncertain tax positions.

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

Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Shares”) issued in connection with the SPA as described in Note 12 – Redeemable Perpetual Preferred Stock are classified as temporary equity in the accompanying consolidated financial statements. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Series A Shares to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Shares on the Company’s consolidated statements of changes in redeemable perpetual preferred stock and stockholders’ equity (deficit) and treated similarly to a dividend on preferred stock in accordance with U.S. GAAP.

Earnings per Share
Basic earnings per share (“EPS”), is computed by dividing net income available to common shareholders by the weighted average shares outstanding during the period. Diluted EPS takes into account the potential

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

At December 31, 2023, the Company’s largest customer and five largest customers accounted for 2.7% and 29.6%, respectively, of total accounts receivable. At December 31, 2022, the Company’s largest and five largest customers constituted 7.9% and 23.4% of trade accounts receivable, respectively.

During the year ended December 31, 2023, one customer accounted for 13.4% of total revenue. During the year ended December 31, 2022, two customers accounted for 11.8% and 10.6%, respectively, of total revenue. During the year ended December 31, 2021, two customers accounted for 12.6% and 10.2%, respectively, of total revenue.

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

The fair values of the Company’s cash, accounts receivable, and accounts payable approximate their carrying values due to their short maturities. The carrying value of the Company’s notes payable approximate their fair values, as they are based on current market rates at which the Company could borrow funds with similar terms.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

The Company follows the provisions of ASC 820 Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations and measurement of goodwill impairment and non-amortizable intangibles and is thereby measured at fair value, which was determined by the Company with the assistance of third-party valuation specialists.

Recent Accounting Pronouncements
In March 2023, the Company amended an existing debt agreement to replace the London Interbank Offered Rate (“LIBOR”) interest rate provisions with interest rate provisions based on a forward-looking term rate based on the secured overnight funding rate (“SOFR”) (see Note 11 – Debt). There were no other changes to the agreement. There was no significant impact to the Company’s consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU will require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will also be required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented unless it is impracticable. The Company is currently assessing the impact of the guidance on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the Company’s fiscal year ended December 31, 2025, with early adoption permitted. The Company is currently assessing the impact of the new guidance on the its consolidated financial statements.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements

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

The purchase price allocation was based upon Management’s estimates with the assistance of a third party valuation specialist. The estimates of the fair values of the assets acquired and liabilities assumed were estimated to approximate carrying values since they are short term in nature, and they are receivable or payable on demand. These assets and liabilities were cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other, accounts payable, other liabilities, and deferred revenue. The deferred tax liability was determined utilizing statutory rates in effect at the time of the acquisition, as applied to the respective intangible assets by jurisdiction. For assets and liabilities excluded from the scope of the intangible assets and property, plant and equipment valuation, the Company considered net book value to be a reasonable proxy as of the Acquisition Date.

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

The amounts of revenue and net income of STI included in the Company’s consolidated statement of operations from the Acquisition Date through December 31, 2023 are $773.4 million and $9.9 million, respectively.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
4.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2023	2022	2021
Accounts receivable	$335,976	$423,071	$236,149
Less: allowance for credit losses	(3,824)	(1,888)	(140)
Accounts receivable, net	$332,152	$421,183	$236,009

Included in accounts receivable are amounts retained by project owners that represent funds withheld by our customers until the products are installed by a third-party, arranged by the customer, and the project is declared operational. Such retention amounts were $24.0 million, $47.4 million, and $13.5 million as of December 31, 2023, 2022, and 2021, respectively. All retention amounts outstanding as of December 31, 2023, are collectible within the next 12 months.

The following is the activity of the allowance for credit losses on accounts receivable which includes trade accounts receivable and unbilled accounts receivable (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$(1,888)	$(140)	$(663)
Provision for credit losses	(2,871)	(2,599)	303
Collected	916	731	130
Written-off	19	120	90
Ending balance	$(3,824)	$(1,888)	$(140)

5.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$86,614	$66,574
Finished goods	75,350	166,585
Total	$161,964	$233,159

The Company values a portion of its inventory using the moving average cost method that approximates the First In, First Out method (“FIFO”). As of December 31, 2023, inventory valued using moving average cost and FIFO was $129.5 million and $32.5 million, respectively. As of December 31, 2022, inventory valued using moving average cost and FIFO, was $209.3 million and $23.8 million, respectively.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2023	2022
Land	N/A	$1,634	$1,583
Buildings and land improvements	15-39	9,344	7,411
Manufacturing equipment	7	22,962	18,983
Furniture, fixtures and equipment	5-7	4,770	3,583
Vehicles	5	688	585
Hardware and software	3-5	8,055	3,706
Construction in progress	N/A	6,525	5,142
Total		53,978	40,993
Less: accumulated depreciation		(22,092)	(17,819)
Property, plant and equipment, net		$31,886	$23,174

Depreciation expense was $3.5 million, $2.6 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which $1.3 million, $1.6 million and $2.0 million, respectively, was included in cost of revenues and $2.2 million, $1.0 million and $0.4 million, respectively, was included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.

7.    Goodwill and Other Intangible Assets

Goodwill
At December 31, 2022, goodwill related to the Former Parent’s acquisition of the Company was $69.7 million, net of accumulated impairment of $51.9 million.

As a result of the STI Acquisition, the Company recorded $343.4 million of goodwill and began reporting two segments, Array Legacy Operations and STI Operations (the newly acquired STI Operations). These reportable segments are separate operating segments and reporting units.

Changes in the carrying amount of goodwill by reporting unit during the year ended December 31, 2023, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations	Total
Beginning balance	$69,727	$346,457	$416,184
Adjustment to goodwill	—	(2,000)	(2,000)
Foreign currency translation	—	21,407	21,407
Ending balance	$69,727	$365,864	$435,591
(1) Goodwill attributable to Array Legacy Operations is net of impairment of $51.9 million.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
In connection with the acquisition of STI, the Company had understated goodwill by $2.0 million and overstated inventory by the same amount that was sold during 2022. The Company corrected the goodwill balance during the first quarter 2023, resulting in an increase in goodwill and a decrease in cost of revenue.

The Company performs an annual goodwill impairment test, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year. The results of this analysis indicated that goodwill was not impaired as of December 31, 2023 and 2022.

Other Intangible Assets
Other intangible assets consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2023	2022
Amortizable:
Developed technology	14	$203,800	$203,800
Customer relationships	10	336,134	321,935
Backlog	1	54,438	51,015
Trade name	20	27,061	25,682
Total amortizable intangibles		621,433	602,432
Accumulated amortization:
Developed technology		108,905	94,347
Customer relationships		115,444	81,268
Backlog		54,322	49,507
Trade name		2,666	1,246
Total accumulated amortization		281,337	226,368
Total amortizable intangibles, net		340,096	376,064

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$350,396	$386,364

Amortization expense related to intangible assets was $51.3 million, $98.2 million and $23.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which $14.6 million was included in amortization of developed technology, a component of cost of revenue, in all three periods. The remaining amortization expense of $36.7 million, $83.6 million and $8.9 million, respectively, was included in depreciation and amortization, on the accompanying consolidated statements of operations.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents estimated future annual amortization expense (in thousands):

Amount
2024	$49,107
2025	49,107
2026	44,801
2027	40,157
2028	40,157
Thereafter	116,767
$340,096

The Company performs an annual impairment test on its Trade name indefinite-lived intangible asset, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year. The results of this analysis indicated that its Trade name was not impaired as of December 31, 2023 and 2022.

8.    Income Taxes

The components of the Company’s income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$136,498	$34,344	$(61,332)
Foreign	40,659	(39,296)	211
Income (loss) before provision for income taxes	$177,157	$(4,952)	$(61,121)

The provision for income taxes charged to operations consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current expense (benefit):
Federal	$26,592	$12,826	$(8)
State	5,678	1,630	(668)
Foreign	16,509	7,725	60
	48,779	22,181	(616)
Deferred expense (benefit):
Federal	942	(6,160)	(9,085)
State	(327)	(960)	(1,017)
Foreign	(9,477)	(24,445)	—
	(8,862)	(31,565)	(10,102)
Total income tax expense (benefit)	$39,917	$(9,384)	$(10,718)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Bad debts	$164	$234
Inventories	3,528	2,780
Accrued warranties	4,336	3,575
Accrued compensation	569	637
Net operating loss	2,181	1,014
Equity-based compensation	3,222	2,240
Lease liabilities	5,794	4,588
Premium on capped call	9,376	10,792
Interest expense carryforward	3,411	6,750
Capitalized research and development expenses	2,000	1,752
Other	4,580	2,435
Deferred tax assets	39,161	36,797
Valuation allowance	(2,360)	(1,449)
Deferred tax assets, net	36,801	35,348
Deferred tax liabilities:
Property, plant, and equipment	(2,825)	(1,592)
Intangible assets	(79,913)	(85,927)
ROU assets	(5,051)	(3,969)
Deferred tax liabilities	(87,789)	(91,488)
Deferred tax asset (liability), net	$(50,988)	$(56,140)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense computed at the federal statutory rate of 21% to actual income tax expense at the Company’s effective rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax rate reconciliation
Income tax expense (benefit) at U.S. statutory rate	$37,204	$(1,040)	$(12,835)
State income taxes	4,150	530	(1,545)
Officer’s compensation	518	740	435
Equity-based compensation	(932)	712	1,542
Contingent consideration	622	(947)	567
Tax credits	(407)	(421)	(620)
Non-U.S. income taxed at different rate than U.S. statutory rate	2,658	(4,274)	—
Non-U.S. indirect tax incentives	(5,035)	(4,183)	—
Foreign derived intangible income benefit	(403)	(1,668)	—
Transaction costs	—	1,628	950
Change in valuation allowance	911	(534)	14
Nondeductible expenses	299	10	69
Other	332	63	705
Total income tax expense (benefit)	$39,917	$(9,384)	$(10,718)

The Company receives a non-U.S. indirect tax incentive which is excluded from the local income tax base, resulting in a reduction of the overall effective tax rate of the Company. The income tax benefits from the non-U.S. indirect tax incentive is $5.0 million and 4.2 million for 2023 and 2022, respectively. Due to recent legislation, effective in 2024 these non-U.S. indirect tax incentives will no longer be excluded from the local income tax base.

As of December 31, 2023, the Company has federal income tax net operating loss (“NOL”) carryforwards of approximately $6.8 million that do not expire, state income tax NOL carryforwards of approximately $2.3 million that will expire in future years beginning in 2029, state tax credits of approximately $0.3 million that will expire in future years beginning in 2033, and certain foreign NOLs that are immaterial. As of December 31, 2022, the Company has federal income tax NOL carryforwards of approximately $4.8 million that do not expire, state income tax NOL carryforwards of approximately $4.5 million that will expire in future years beginning in 2029, and certain foreign NOLs that are immaterial.

Realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate type and in the appropriate jurisdictions. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. It is not more likely than not that deferred tax assets from certain U.S. Federal, state and foreign net operating loss would be realized due to type and location of future earnings. As a result, the Company has a valuation allowance of $2.4 million and $1.4 million for the years ended December 31, 2023 and 2022. A valuation allowance of $1.8 million was established against certain of STI’s acquired deferred income tax assets.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
ASC 740 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. In accordance with ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. The Company had no unrecognized income tax benefits at either December 31, 2023 or 2022.

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

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Repatriation of funds could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or state income taxes and the impact of foreign currency movements. At December 31, 2023, management believed that sufficient liquidity was available in the U.S. The Company may consider repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, any repatriation activities are not expected to result in a significant incremental tax liability to the Company.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. We currently do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

Additionally, the IRA created a 15% corporate alternative minimum tax on certain large corporations and a 1% excise tax on certain corporate stock repurchases. These provisions, which became effective for Company beginning on January 1, 2023, did not have a material impact on the Company during the year ended December 31, 2023.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
9.    Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2023	2022
Unvouchered payables	$21,548	$11,562
Accrued payroll expenses	15,778	11,488
Accrued interest	4,723	3,054
Non-income taxes payable	5,560	950
Other	22,602	27,840
Accrued expenses and other	$70,211	$54,895

10.     Accrued Warranty Reserve

The following table presents changes in the accrued warranty reserve balances (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$5,476	$3,192	$3,049
Provision for warranties issued	6,328	5,289	1,064
Payments	(3,980)	(1,868)	(373)
Warranty expirations	(1,662)	(1,137)	(548)
Ending balance	$6,162	$5,476	$3,192

Array Technologies, Inc.
Notes to Consolidated Financial Statements
11.    Debt

The following table summarizes the Company’s total debt (in thousands):

	December 31,
	2023	2022
Senior Secured Credit Facility:
Term loan facility	$238,175	$312,475
Revolving credit facility	—	—
Total secured credit facility	238,175	312,475

Convertible notes	425,000	425,000
Other debt	39,889	51,951
Total principal	703,064	789,426
Unamortized discount and issuance costs, total	(20,644)	(30,383)
Current portion of debt	(21,472)	(38,691)
Total long-term debt, net of current portion	$660,948	$720,352

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of (i) a $575 million senior secured 7-year term loan facility (the “Term Loan Facility”) and (ii) a $200 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021 (the “First Amendment”), on February 26, 2021 (the “Second Amendment”) and again on March 2, 2023 (the “Third Amendment”). The First Amendment, in the case of Eurocurrency borrowings, lowered the London interbank offered rate floor to 50 basis points from 100 basis points and lowered the applicable margin to 325 basis points from 400 basis points per annum. The Second Amendment increased the borrowing capacity of the Revolving Credit Facility from $150 million to $200 million. The Third Amendment replaced the former discontinued Senior Secured Credit Facility reference rate of LIBOR, with the comparable active reference rate, SOFR.

The outstanding balance on the Term Loan Facility was $238.2 million and $312.5 million as of December 31, 2023 and 2022, respectively. The Term Loan Facility is presented in the accompanying consolidated balance sheets, net of debt discount and issuance costs of $11.3 million and $19.1 million at December 31, 2023 and 2022, respectively.

The Company had no outstanding balance under the revolving credit facility as of both December 31, 2023 and 2022, $24.8 million and $38.8 million in standby letters of credit as of December 31, 2023 and 2022, respectively, and availability of $175.2 million and $161.2 million as of December 31, 2023 and 2022, respectively.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Terms and Conditions of the Senior Secured Credit Facility
Interest Rates
The interest rates applicable to the loans under the Term Loan Facility equal, at the Company’s election, to either, (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. Applicable interest rate at December 31, 2023 and 2022, were 10.15% and 7.94%, respectively.

For the years ended December 31, 2023 and 2022, interest expense related to the Term Loan Facility was $32.4 million and $21.2 million, respectively, of which, $24.5 million and $17.0 million, respectively, was contractual interest and $7.9 million and $4.2 million, respectively, was amortization of debt discount and issuance costs. The discount and issuance costs are amortized over the life of the debt using the effective interest rate method.

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

Additionally, the Term Loan Facility requires an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2023.

Restrictive Covenants and Other Matters
The Revolving Credit Facility includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 7.10 to 1.00. As of December 31, 2023, the Company was in compliance with all the required covenants.

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

Guarantees and Security
The obligations under the Senior Secured Credit Facility are guaranteed by ATI Investment Sub, Inc., a wholly owned subsidiary of the Company, and its wholly owned domestic subsidiaries other than certain immaterial

Array Technologies, Inc.
Notes to Consolidated Financial Statements
subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the future property and assets of the guarantor and the borrower, Array Tech, Inc. (f/k/a Array Technologies, Inc.), including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

Convertible Debt
On December 3, 2021 and December 9, 2021, the Company completed a $425 million private offering ($375 million and $50 million, respectively), of its 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”), resulting in proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75%. The Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee (the “Indenture”).

For each of the years ended December 31, 2023 and 2022, interest expense related to the Convertible Notes was $6.1 million, of which, $4.2 million was contractual interest and $1.9 million was amortization of debt discount and issuance costs. The discount and issuance costs will be amortized over the life of the debt using the effective interest rate of 1.5%.

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. As of December 31, 2023 and 2022, the principal balance of the Convertible Notes was $425.0 million with unamortized discount and issuance costs of $9.4 million and $11.2 million, respectively, for a net carrying amount of $415.6 million and $413.8 million, respectively.

The Convertible Notes were not convertible during the year ended December 31, 2023, and none have been converted to date. As the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact to earnings per share for the year ended December 31, 2023.

Redemption
At any time prior to the close of business on the business day immediately preceding June 1, 2028, the Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price then in effect on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as described in the Indenture. On or after June 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert

Array Technologies, Inc.
Notes to Consolidated Financial Statements
all or any portion of their Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion of the Convertible Notes, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

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

The conversion rate for the Convertible Notes was initially, and remains currently, 41.9054 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $23.86 per share of common stock or 10.1 million shares. The conversion price of the Convertible Notes represents a premium of approximately 32.5% to the last reported sale price of the Company’s common stock on the Nasdaq Global Market on November 30, 2021. The conversion rate for the Convertible Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if the Company delivers a notice of redemption in respect of the Convertible Notes, the Company will, under certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert its Convertible Notes (or any portion thereof) in connection with such a corporate event or convert its Convertible Notes called (or deemed called) for redemption during the related Redemption Period (as defined in the Indenture), as the case may be.

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

Capped Calls
In connection with the issuances of the Convertible Notes, the Company paid $52.9 million, in aggregate, to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Convertible Notes. Specifically, upon the exercise of the capped call instruments

Array Technologies, Inc.
Notes to Consolidated Financial Statements
issued pursuant to the agreements (the “Capped Calls”), the Company would receive shares of its common stock equal to approximately 17.8 million shares (a) multiplied by (i) the lower of $36.0200 or the then-current market price of its common stock, less (ii) the applicable exercise price, $23.86, and (b) divided by the then-current market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds the exercise price and approaches the cap, which was initially, and remains currently, $36.02 per share.

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

The Company made a tax election to integrate the Convertible Notes and the Capped Calls. The accounting impact of this tax election makes the Capped Calls deductible as original issue discount interest for tax purposes over the term of the note, and as a result, established as deferred income tax asset of $10.8 million at inception, with an offsetting adjustment to additional paid-in capital on the consolidated balance sheets as of December 31, 2022.

At issuance the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to additional paid-in capital. When the Company entered into the Capped Calls, the Company executed certain side letters (the “Side Letters”) with the counterparties that replaced some of the terms described in the primary contract including the volatility inputs used to value the Capped Calls under certain circumstances. Upon further evaluation of the accounting during the three months ended March 31, 2023, the Company concluded that the modification to the volatility inputs in the side letters precluded the Capped Calls from being accounted for as an equity instrument indexed to its own stock and should be accounted for as a freestanding derivative instrument asset recognized at fair value, with subsequent changes in fair value recognized in earnings. During the three months ended March 31, 2023, the Company began to account for the Capped Calls as derivative assets, with subsequent changes in fair value being recorded through earnings. During the three months ended December 31, 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity classification accounting treatment was acceptable. As a result, the Company reclassified the derivative asset recognized during the interim periods of 2023 as a reduction to equity and reversed the related mark to market adjustments recognized during the interim periods of 2023. The impact of reversing the mark to market adjustments in the interim periods for the Capped Calls and the Put

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Option referenced in Note 12 – Redeemable Perpetual Preferred Stock, was not material to the condensed consolidated statements of operations for each of the interim periods for 2023.

Other Debt
Other debt consists of the debt obligations of STI (“Other Debt”). Interest rates on other debt range from 0.55% to 4.50% annually. Of the $39.9 million Other debt balance as of December 31, 2023, $29.5 million is denominated in Euros and $10.4 million is denominated in Brazilian Real.

Aggregate Debt Maturities
Aggregate future debt maturities are as follows (in thousands):

Amount
2024	$21,472
2025	19,140
2026	9,828
2027	227,624
2028	425,000
$703,064

12.    Redeemable Perpetual Preferred Stock

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $25.3 million and $23.2 million for the years ended December 31, 2023 and 2022, respectively.

At issuance, the Company evaluated the accounting for the instruments issued pursuant to the SPA and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Put Option are freestanding instruments that are classified in equity. During the first quarter of 2023, the Company reconsidered the provisions of the Put Option and concluded that it should be accounted for as a freestanding derivative instrument asset accounted for at fair value with subsequent fair value adjustments recognized in earnings. During the fourth quarter of 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity accounting classification was correct. As a result, the Company reclassified the derivative asset recognized during the interim periods of 2023 as a reduction of equity and also reversed the related fair value adjustments. The impact of reversing the mark to market adjustments in the interim periods for the Put Option and Capped Calls referenced in Note 11 – Debt, was not material to the condensed consolidated statements of operations for each of the interim periods for 2023.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements

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

As used herein, “Liquidation Preference” means, with respect to the Series A Shares, the initial liquidation preference of $1,000 per share plus any accrued dividends of such share as the time of the determination.

During the year ended December 31, 2023, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $26.4 million. As of December 31, 2023 total accrued and unpaid dividends were $32.8 million.

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

Fees
During the six months ended June 30, 2023, the Company paid the Purchasers a per annum cash commitment fee totaling $1.5 million on the unpurchased portion of the Put Option. The Put Option expired effective June 30, 2023.

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

Redemption Rights
The Company may redeem all or any portion of the Series A Shares (in increments of not less than $200 million, based on the Liquidation Preference of the Series A Shares to be redeemed at such time or such lesser amount to the extent the Company chooses to redeem all of the outstanding shares of Series A Shares) for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount. Upon a “Fundamental Change” (involving a change of control, bankruptcy, insolvency or liquidation of the Company as further described in the Certificate of Designations), each Holder shall have the right to require the Company to

Array Technologies, Inc.
Notes to Consolidated Financial Statements
redeem all or any part of the Holder’s Series A Shares for an amount in cash equal to the Liquidation, Redemption or Repurchase Amount.

Voting Rights
Each Holder of Series A Shares will have one vote per share on any matter on which Holders of Series A Shares are entitled to vote separately as a class (as described below), whether at a meeting or by written consent. The Holders of Series A Shares do not otherwise have any voting rights.

13.    Common and Preferred Stock

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

14.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Year Ended December 31,
	2023	2022	2021
Over-time revenue	$1,417,217	$1,155,848	$519,003
Point in time revenue	159,334	481,698	334,315
Total revenue	$1,576,551	$1,637,546	$853,318

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Contract assets consisting of unbilled receivables are recorded within accounts receivable, net on the consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	December 31,
	2023	2022	2021
Unbilled receivables	$102,603	$101,513	$111,224

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

	December 31,
	2023	2022	2021
Deferred revenue	$66,488	$178,922	$99,575

During the years ended December 31, 2023 and 2022, the Company converted $161.2 million and $84.7 million deferred revenue to revenue, respectively, which represented 90% and 85% of the prior years’ deferred revenue balance, respectively.

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

During the year ended December 31, 2023, the Company recognized $38.8 million in revenue from three customers for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties. During the year ended December 31, 2022 and 2021, the Company recognized $13.7 million, and $168.9 million, respectively, from one customer that also contained bill-and-hold obligations.

Remaining Performance Obligations
As of December 31, 2023, the Company had $376.9 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
15.    Earnings per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$137,240	$4,432	$(50,403)
Preferred dividends and accretion	51,691	48,054	15,715
Net income (loss) to common shareholders	85,549	(43,622)	(66,118)

Basic:
Weighted average common shares outstanding	150,942	149,819	129,984
Earnings (loss) per share	$0.57	$(0.29)	$(0.51)

Diluted:
Weighted average common shares outstanding	150,942	149,819	129,984
Effect of Restricted Stock and Performance Awards	1,080	—	—
Weighted average dilutive shares	152,022	149,819	129,984
Income (loss) per share	$0.56	$(0.29)	$(0.51)

Potentially dilutive common shares issuable pursuant to equity-based awards of 2,362,982 were not included as their effect was anti-dilutive for the year ended December 31, 2023. Potentially dilutive common shares issuable pursuant to equity-based awards of 2,165,217 and 1,078,096 were not included for the years ended December 31, 2022 and 2021, respectively, as their potential effect was anti-dilutive since the Company generated a net loss to common shareholders.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for the years ended December 31, 2023, 2022 and 2021, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

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

On May 14, 2021, a putative class action was filed in the U.S. District Court for the Southern District of New York (the “Southern District of New York” or the “Court”) against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The Plymouth Action alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering (“IPO”), the Company’s December 2020 offering (the “2020 Follow-On Offering”), and the Company’s March 2021 offering

Array Technologies, Inc.
Notes to Consolidated Financial Statements
(the “2021 Follow-On Offering”) during the putative class period of October 14, 2020 through May 11, 2021. An amended class action complaint was filed on December 7, 2021 containing allegations similar to those in the original complaint, and additional allegations regarding misstatements and/or omissions in: (1) in the Company’s Annual Report on Form 10-K and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (2) in the Company’s November 5, 2020 and March 9, 2021 earnings calls (“Consolidated Amended Complaint”).

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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
On July 5, 2023, the Court granted the Company’s motion to dismiss and dismissed the Plymouth Action with prejudice.

On August 4, 2023, the lead plaintiffs filed a notice of appeal of the Court’s dismissal of the Consolidated Amended Complaint (the “Second Circuit Appeal”). Opening briefs have been filed in the Second Circuit Appeal and appellant may file a reply brief on or before March 8, 2024.

The stays in both the Consolidated SDNY Derivative Action and the Consolidated Delaware Derivative Action remain in place following the dismissal of the Plymouth Action during the pendency of the Second Circuit Appeal.

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the consolidated balance sheets as of December 31, 2023.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, Array Tech, Inc. entered into a TRA with the former majority shareholder of the Company. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by the Company, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and changes in the fair value of the TRA are recognized in earnings. As of December 31, 2023 and 2022, the fair value of the TRA was $10.4 million and $8.6 million, respectively.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity related to our estimated TRA obligation (in thousands):

TRA Liability
Balance, December 31, 2021	$14,577
IRS Settlement	(4,507)
Fair value adjustment	(1,483)
Balance, December 31, 2022	8,587
Payments	(1,200)
Fair value adjustment	2,976
Balance, December 31, 2023	$10,363

Payments made under the TRA incorporate tax positions taken by the Company and are due within 125 days following the filing of the Company’s U.S. federal and state income tax returns under procedures described in the TRA. The current portion of the TRA liability is based on expected tax returns. The TRA will continue until 2030, or the Company elects early termination under the terms described in the TRA. The current and noncurrent amounts of the TRA Liability are presented as Current portion of contingent consideration and Contingent consideration, net of current portion, respectively, on the consolidated balance sheets.

The undiscounted future expected payments under the TRA are as follows (in thousands):

Amount
2024	$1,427
2025	2,017
2026	1,662
2027	1,654
2028	1,654
Thereafter	5,795
$14,209

Surety Bond
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of December 31, 2023, the Company had surety bonds outstanding in the amount of $172.9 million.

17.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$415,632	$416,500	$413,752	$430,236

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

The fair value of the Term Loans and Other Debt is estimated using Level 2 inputs. The carrying values of the Term Loans outstanding under the Senior Secured Credit facility recorded in consolidated balance sheets approximate fair value due to the variable interest rate.

Other Debt totaling $39.9 million, consists of variable rate obligations only. The carrying value of the $39.9 million variable rate obligations approximate fair value due to the variable nature of the interest rates.

18.    Equity-Based Compensation

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

RSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2020	500,006	$22.00
Shares granted	661,924	$23.17
Shares vested	(157,473)	$22.00
Shares forfeited	(74,048)	$27.51
Outstanding non-vested, December 31, 2021	930,409	$22.39
Shares granted	1,484,782	$10.93
Shares vested	(458,849)	$20.00
Shares forfeited	(255,518)	$15.42
Outstanding non-vested, December 31, 2022	1,700,824	$13.81
Shares granted	904,075	$17.89
Shares vested	(736,774)	$14.43
Shares forfeited	(197,616)	$16.43
Outstanding non-vested, December 31, 2023	1,670,509	$15.44

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain executives. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the years ended December 31, 2023 and 2022:

	2023	2022
Volatility	90%	60%
Risk-free interest rate	3.74%	2.83%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the years ended December 31, 2023, 2022 and 2021, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs
Outstanding non-vested, December 31, 2020	—	$—
Shares granted (1)	177,472	$28.25
Shares vested	—	$—
Shares forfeited	(29,785)	$30.74
Outstanding non-vested, December 31, 2021	147,687	$27.75
Shares granted (1)	466,916	$10.88
Shares vested	—	$—
Shares forfeited	(150,210)	$20.81
Outstanding non-vested, December 31, 2022	464,393	$11.96
Shares granted (1)	263,594	$19.22
Shares vested	—	$—
Shares forfeited	(35,514)	$15.47
Outstanding non-vested, December 31, 2023	692,473	$14.54
(1) Number of PSUs granted is based on the attainment level of performance metric(s), by key executive officers and employees of the Company, estimated to be probable at the grant date. The actual number of shares to be issued will depend on the relative attainment of the performance metrics.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $14.6 million, $14.8 million and $16.3 million, respectively, in equity-based compensation, which is included in General and administrative expense on the consolidated statements of operations. At December 31, 2023, the Company had $19.8 million of unrecognized compensation costs related to RSUs and PSU, which are expected to be recognized over a weighted average of 1.9 years and 2.1 years, respectively.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

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

Employee Stock Purchase Plan
The Company’s Compensation Committee approved the Employee Stock Purchase Plan in December 2021. The Plan allows employees to purchase shares at a 15% discount off the lower of the stock price at the beginning or ending of the six months window through payroll deductions. The plan is considered compensatory in nature and the Company recorded equity-based compensation expense on the plan beginning in 2022. During the years ended December 31, 2023 and 2022, the Company recorded $0.2 million and $0.1 million, respectively, in equity-based compensation related to the Employee Stock Purchase Plan.

401(k) Plan
We have a defined contribution plan (“401(k) Plan”) which allows eligible employees to contribute up to 75% of their compensation up to the Internal Revenue Service maximum. We match each employee’s deferrals (contributions) at 100% for the first 3% and 50% of the fourth and fifth percentages of compensation and may make additional contributions at our discretion. Employees are immediately vested in the contributions made by us. Our contributions to the 401(k) Plan were $1.9 million, $1.5 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded in cost of revenue and general and administrative expense. We have made no discretionary contributions to the 401(k) Plan to date.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
19.     Leases

Effective January 1, 2021, the Company adopted ASC 842 Leases (“ASC 842”) using the modified retrospective approach. The Company elected the use of the package of practical expedients permitted under the transition guidance which allows the Company not to reassess whether a contract contains a lease, carry forward the historical lease classification, and not reassess initial direct lease costs. The Company also elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases. Adoption of this standard resulted in recording of net operating lease ROU assets and corresponding operating lease liabilities of $13.2 million and $13.5 million, respectively. The standard did not materially affect the consolidated statements of income and had no impact on the consolidated statements of cash flows.

The following table summarizes the Company’s ROU assets and lease liabilities (in thousands):

		December 31,
	Location on the Consolidated Balance Sheets	2023	2022
ROU Assets	Other assets	$22,085	$17,770

Lease liabilities, current portion	Other current liabilities	5,744	6,509
Lease liabilities, long-term portion	Other long-term liabilities	19,475	13,897
Total lease liabilities		$25,219	$20,406

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$8,188	$7,701	$6,635
Variable lease expense	1,501	1,089	106
Short-term lease expense	86	327	—
Total lease expense	$9,775	$9,117	$6,741

Future minimum operating lease payments as of December 31, 2023, are as follows (in thousands):

Operating Leases
2024	$4,855
2025	6,654
2026	3,042
2027	2,969
2028	2,983
Thereafter	14,316
Total lease payments	34,819
Less: Imputed lease interest	(9,600)
Total lease liabilities	$25,219

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Other information pertaining to operating leases consists of the following:

	Year Ended December 31,
	2023	2022	2021
Weighted average remaining lease-term	5.7 years	4.2 years	3.8 years
Weighted average discount rate	7.9%	5.4%	5.0%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating cash flows from operating leases	$7,911	$5,380	$6,644
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$10,562	$12,558	$17,363

20.    Segment and Geographic Information

ASC 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM is the Chief Executive Officer of the Company. Based on the way the CODM allocates resources and assess performance, the Company has concluded that it has two operating and reporting segments; Array Legacy Operations and STI Operations.

Segment revenue and gross profit were as follows during the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
Array Legacy Operations	$1,172,827	$1,267,883	$853,318
STI Operations	403,724	369,663	—
Total	$1,576,551	$1,637,546	$853,318

Gross Profit:
Array Legacy Operations	$317,605	$153,612	$68,301
STI Operations	97,946	59,106	—
Total	$415,551	$212,718	$68,301

The total assets of the Array Legacy Operations segment are $1,437.6 million or approximately 84% of total consolidated assets. The total assets of the STI Operations segment are $269.1 million or approximately 16% of total consolidated assets.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

The following table presents revenues by geographic region, based on the customers project location (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$1,166,160	$1,286,064	$826,639
Spain	99,160	129,292	7,281
Brazil	257,872	144,464	—
Australia	20,842	9,429	5,509
Remainder	32,517	68,297	13,889
Total revenue	$1,576,551	$1,637,546	$853,318

The following table presents property, plant and equipment, net by geographic region at the end of the period (in thousands):

	December 31,
	2023	2022
U.S.	$22,731	$17,789
Spain	3,457	2,676
Brazil	3,549	1,676
Australia	554	1
Remainder	1,595	1,032
Total property, plant and equipment, net	$31,886	$23,174