Form 10-Q
period 2024-03-31
Array Technologies, Inc.
filed 2024-05-09
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 6, 2024, there were 151,769,152 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$287,620	$249,080
Accounts receivable, net of allowance of $4,614 and $3,824, respectively	229,224	332,152
Inventories	178,695	161,964
Prepaid expenses and other	78,884	89,085
Total current assets	774,423	832,281

Property, plant and equipment, net	26,689	27,893
Goodwill	425,414	435,591
Other intangible assets, net	339,177	354,389
Deferred income tax assets	13,854	15,870
Other assets	49,726	40,717
Total assets	$1,629,283	$1,706,741

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,404	$119,498
Accrued expenses and other	34,449	70,211
Accrued warranty reserve	2,279	2,790
Income tax payable	7,030	5,754
Deferred revenue	86,558	66,488
Current portion of contingent consideration	1,888	1,427
Current portion of debt	22,496	21,472
Other current liabilities	35,558	48,051
Total current liabilities	283,662	335,691

Deferred income tax liabilities	62,880	66,858
Contingent consideration, net of current portion	6,313	8,936
Other long-term liabilities	19,260	20,428
Long-term warranty	3,474	3,372
Long-term debt, net of current portion	657,708	660,948
Total liabilities	1,033,297	1,096,233

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	March 31, 2024	December 31, 2023
Commitments and contingencies (Note 11)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 439,596 and 432,759 shares issued as of March 31, 2024 and December 31, 2023, respectively; liquidation preference of $493.1 million at both dates	364,762	351,260

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 151,726,568 and 151,242,120 shares issued at respective dates	151	151
Additional paid-in capital	333,570	344,517
Accumulated deficit	(128,065)	(130,230)
Accumulated other comprehensive income	25,568	44,810
Total stockholders’ equity	231,224	259,248
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,629,283	$1,706,741

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$153,403	$376,773
Cost of revenue
Cost of product and service revenue	94,674	275,594
Amortization of developed technology	3,639	3,639
Total cost of revenue	98,313	279,233
Gross profit	55,090	97,540

Operating expenses
General and administrative	37,784	38,142
Change in fair value of contingent consideration	(735)	1,338
Depreciation and amortization	9,627	10,602
Total operating expenses	46,676	50,082

Income from operations	8,414	47,458

Other income, net	814	194
Interest income	3,680	1,231
Foreign currency loss	(499)	(194)
Interest expense	(8,940)	(10,731)
Total other expense, net	(4,945)	(9,500)

Income before income tax expense	3,469	37,958
Income tax expense	1,304	8,323
Net income	2,165	29,635
Preferred dividends and accretion	13,502	12,484
Net (loss) income to common shareholders	$(11,337)	$17,151

(Loss) income per common share
Basic	$(0.07)	$0.11
Diluted	$(0.07)	$0.11
Weighted average number of common shares outstanding
Basic	151,351	150,607
Diluted	151,351	151,795

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$2,165	$29,635
Foreign currency translation(1)	(19,242)	13,872
Comprehensive (loss) income	$(17,077)	$43,507
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended March 31, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2023	432	$351,260	—	$—	151,242	$151	$344,517	$(130,230)	$44,810	$259,248
Equity-based compensation	—	—	—	—	485		4,277	—	—	4,277
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,722)	—	—	(1,722)
Preferred cumulative dividends plus accretion	7	13,502	—	—	—	—	(13,502)	—	—	(13,502)
Net income	—	—	—	—	—	—	—	2,165	—	2,165
Foreign currency translation	—	—	—	—	—	—	—	—	(19,242)	(19,242)
Balance at March 31, 2024	439	$364,762	—	$—	151,727	$151	$333,570	$(128,065)	$25,568	$231,224

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Three Months Ended March 31, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2022	406	$299,570	—	$—	150,513	$150	$383,176	$(267,470)	$8,425	$124,281
Equity-based compensation	—	—	—	—	310	—	3,366	—	—	3,366
Preferred cumulative dividends plus accretion	7	12,484	—	—	—	—	(13,235)	—	—	(13,235)
Net income	—	—	—	—	—	—	—	29,635	—	29,635
Foreign currency translation	—	—	—	—	—	—	—	—	13,872	13,872
Balance at March 31, 2023	413	$312,054	—	$—	150,823	$150	$373,307	$(237,835)	$22,297	$157,919

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$2,165	$29,635
Adjustments to net (loss) income:
Provision for bad debts	896	233
Deferred tax (benefit) expense	(13)	3,002
Depreciation and amortization	10,125	10,894
Amortization of developed technology	3,639	3,639
Amortization of debt discount and issuance costs	1,553	2,826
Equity-based compensation	3,926	3,366
Contingent consideration gain	(735)	1,338
Warranty provision	(1,138)	436
Write-down of inventories	600	1,847
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	95,990	6,238
Inventories	(11,542)	(23,312)
Income tax receivables	2	369
Prepaid expenses and other	(2,219)	(6,947)
Accounts payable	(23,891)	30,155
Accrued expenses and other	(50,569)	3,900
Income tax payable	935	4,952
Lease liabilities	(2,472)	824
Deferred revenue	20,250	(27,579)
Net cash provided by operating activities	47,502	45,816
Investing activities
Purchase of property, plant and equipment	(2,396)	(3,883)
Retirement/disposal of property, plant and equipment	10	—
Net cash used in investing activities	(2,386)	(3,883)
Financing activities
Series A equity issuance costs	—	(750)
Tax withholding related to vesting of equity-based compensation	(580)	—
Proceeds from issuance of other debt	2,283	6,469
Principal payments on other debt	(3,781)	(17,206)
Principal payments on term loan facility	(1,070)	(11,075)
Contingent consideration payments	(1,427)	(1,200)
Net cash used in financing activities	(4,575)	(23,762)
Effect of exchange rate changes on cash and cash equivalent balances	(2,001)	(4,316)
Net change in cash and cash equivalents	38,540	13,855
Cash and cash equivalents, beginning of period	249,080	133,901

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents, end of period	$287,620	$147,756

Supplemental cash flow information
Cash paid for interest	$11,300	$7,980
Cash paid for income taxes (net of refunds)	$402	$2,522

Non-cash investing and financing activities
Dividends accrued on Series A Preferred	$6,837	$6,350

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

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the SEC. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. The balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Unless expressly stated or the context otherwise requires, the terms “the Company”, “we”, “us”, “our”, “Array”, and “Array Technologies” refer to Array Technologies, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

Reclassifications
Software Implementation Costs
In the first quarter of 2024, the Company reclassified amounts recorded for software implementation costs and accumulated depreciation from “Property, plant and equipment, net” to “Intangible assets, net” on the condensed consolidated balance sheets. The Company believes this presentation correctly reflects the intangible nature of implementation costs.

These reclassifications resulted in $7.1 million and $4.0 million recorded to Intangible assets, net as of March 31, 2024 and 2023, respectively, with corresponding decreases in the same amounts to Property, plant and equipment, net during the three months ended March 31, 2024 and 2023, respectively.

These reclassifications did not impact the Company’s operating income (loss), net income (loss) or earnings (loss) per share for any current or historical periods. These reclassifications also did not impact the condensed consolidated statements of operations or condensed consolidated statements of cash flows.

Amortization of Developed Technology
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

These reclassifications would have resulted in a $3.6 million increase to Amortization of developed technology within Total cost of revenue and a corresponding $3.6 million decrease to Depreciation and amortization within Total operating expenses during the three months ended March 31, 2023.

These reclassifications did not impact the Company’s operating income (loss), net income (loss) or earnings (loss) per share for any current or historical periods. These reclassifications also did not impact the condensed consolidated balance sheets or condensed consolidated statements of cash flows.

Brazil Value-Added Tax Benefit
Revenue in 2023, excludes a Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), that has been reclassified and included in cost of revenues in the current year. For the three months ended March 31, 2023, the Brazil ICMS value-added tax benefit was $3.9 million.

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

Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements; however, management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

Research and Development
The Company incurs research and development costs during its process of researching and developing new products and significant enhancements to existing products. Research and development costs consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Research and development expense was $1.9 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively.

Impact of the Ongoing Russian-Ukraine Conflict
The ongoing Russian-Ukraine conflict has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition, and results of operations.

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

Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X Advanced Manufacturing Production Tax Credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has, and will continue to, enter into arrangements with manufacturing vendors that produce 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to Array purchases, in the form of “Vendor Rebates”.

The Company accounts for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time the Company recognizes such rebates as a reduction of cost of revenues on the consolidated statements of operations. As of March 31, 2024, the Company had outstanding Vendor Rebates of $57.1 million, of which

$45.9 million was included in Prepaid expenses and other and $11.2 million was included in Other assets on the condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding Vendor Rebates of $48.4 million included in Prepaid expenses and other.

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

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the Company’s fiscal year ended December 31, 2025, with early adoption permitted. The Company does not expect to early adopt this reporting standard and expects no material impacts upon adoption.

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

In March 2023, the Company adopted ASU 2020-04 and 2022-06, Reference Rate Reform (Topic 848), and amended an existing debt agreement to replace the London Interbank Offered Rate (“LIBOR”) interest rate provisions with interest rate provisions based on a forward-looking term rate based on the secured overnight funding rate (“SOFR”) (see Note 7 – Debt). There were no other changes to the agreement. There was no significant impact to the Company’s condensed consolidated financial statements.

Immaterial Correction of 2023 Interim Period Condensed Consolidated Financial Statements
Capped Calls
In connection with the pricing of the Convertible Notes, we entered into capped call transactions with the Option Counterparties. At issuance the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to additional paid-in capital. When the Company entered into the Capped Calls, the Company executed certain side letters (the “Side Letters”) with the counterparties that replaced some of the terms described in the primary contract including the volatility inputs used to value the Capped Calls under certain circumstances. Upon further evaluation of the accounting during the three months ended March 31, 2023, the Company concluded that the modification to the volatility inputs in the side letters precluded the Capped Calls from being accounted for as an equity instrument indexed to its own stock and should be accounted for as a freestanding derivative instrument asset recognized at fair value, with subsequent changes in fair value recognized in earnings. During the three months ended March 31, 2023, the Company began to account for the Capped Calls as derivative assets, with subsequent changes in fair value being recorded through earnings. During the three months ended December 31, 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity classification accounting treatment was acceptable. As a result, the Company reclassified the derivative asset recognized at March 31, 2023, as a reduction to equity and reversed the related mark to market adjustments recognized during the three months ended March 31, 2023.

Redeemable Perpetual Preferred Stock
At issuance, the Company evaluated the accounting for the instruments issued pursuant to the SPA and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Put Option are freestanding instruments that are classified in equity. During the first quarter of 2023, the Company reconsidered the provisions of the Put Option and concluded that it should be accounted for as a freestanding derivative instrument asset accounted for at fair value with subsequent fair value adjustments recognized in earnings. During the fourth quarter of 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity accounting classification was correct. As a result, the Company reclassified the derivative asset recognized during the three months ended March 31, 2023, as a reduction of equity and also reversed the related fair value adjustments.

Management evaluated the above misstatements and concluded they were not material to the three months ended March 31, 2023, individually or in aggregate.

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the three months ended March 31, 2024:
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Change in fair value of derivative assets	$(1,950)	$1,950	$—
Total other income (expense)	(11,450)	1,950	(9,500)
Income before income tax benefit	36,008	1,950	37,958
Income tax expense (benefit)	9,876	(1,553)	8,323
Net income	26,132	3,503	29,635
Net income to common shareholders	$13,648	$3,503	$17,151
Income per common share
Basic	$0.09	$0.02	$0.11
Diluted	$0.09	$0.02	$0.11

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$26,132	$3,503	$29,635
Comprehensive income	$40,004	$3,503	$43,507

Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	$383,176	$(267,470)	$124,281
Correction of the Capped Call and Put Option errors	52,914	—	52,914
Net income	—	26,132	26,132
Balance at March 31, 2023	426,221	(241,338)	207,330
Adjustments
Correction of the Capped Call and Put Option errors	(52,914)	—	(52,914)
Net income	—	3,503	3,503
As Corrected
Balance at December 31, 2022	383,176	(267,470)	124,281
Correction of the Capped Call and Put Option errors	—	—	—
Net income	—	29,635	29,635
Balance at March 31, 2023	$373,307	$(237,835)	$157,919

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$26,132	$3,503	$29,635
Deferred tax expense (benefit)	4,555	(1,553)	3,002
Change in fair value of derivative assets	$1,950	$(1,950)	$—

3.    Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$46,723	$86,614
Finished goods	131,972	75,350
Inventories	$178,695	$161,964

The Company values a portion of its inventory using the moving average cost method that approximates the First In, First Out method (“FIFO”). As of March 31, 2024, inventory valued using moving average cost and FIFO was $141.4 million and $37.3 million, respectively. As of December 31, 2023, inventory valued using moving average cost and FIFO, was $129.5 million and $32.5 million, respectively.

4.    Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2024	December 31, 2023
Land	N/A	$1,645	$1,634
Buildings and land improvements	15-39	9,495	9,344
Manufacturing equipment	7	24,776	22,962
Furniture, fixtures and equipment	5-7	4,851	4,770
Vehicles	5	618	688
Hardware	3-5	3,291	3,114
Construction in progress	N/A	3,800	6,199
Total		48,476	48,711
Less: accumulated depreciation		(21,787)	(20,818)
Property, plant and equipment, net		$26,689	$27,893

Depreciation expense was $0.9 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, of which $0.5 million and $0.3 million, respectively, was included in cost of revenue and $0.4 million and $0.3 million, respectively, was included in depreciation and amortization on the accompanying condensed consolidated statements of operations.

5.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2024, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations	Total
Beginning balance	$69,727	$365,864	$435,591
Foreign currency translation	—	(10,177)	(10,177)
Ending balance	$69,727	$355,687	$425,414
(1) Goodwill attributable to Array Legacy Operations is net of impairment of $51.9 million.

Each quarter the Company evaluates if facts and circumstances indicate that it is more-likely-than-not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. During our most recent evaluation, we concluded there were no indicators of impairment as of March 31, 2024.

Other Intangible Assets, Net
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2024	December 31, 2023
Amortizable:
Developed technology	14	$203,800	$203,800
Computer software	3	8,733	5,267
Customer relationships	10	329,263	336,134
Backlog	1	52,891	54,438
Trade name	20	26,352	27,061
Total amortizable intangibles		621,039	626,700
Accumulated amortization:
Developed technology		112,544	108,905
Computer software		1,657	1,274
Customer relationships		122,144	115,444
Backlog		52,891	54,322
Trade name		2,926	2,666
Total accumulated amortization		292,162	282,611
Total amortizable intangibles, net		328,877	344,089

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$339,177	$354,389

Amortization expense related to intangible assets was $12.9 million and $13.9 million for the three months ended March 31, 2024 and 2023, respectively, of which $3.6 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $9.3 million and $10.3 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of March 31, 2024, is as follows (in thousands):

Amount
Remainder of 2024	$38,748
2025	51,664
2026	46,409
2027	39,797
2028	39,797
Thereafter	112,462
$328,877

Long-lived assets, including both amortizable and non-amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. As of March 31, 2024, no events or circumstances were noted that would indicate the carrying amount of any of our asset groups may not be recoverable.

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

The Company recorded income tax expense of $1.3 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively. The income tax expense for the three months ended March 31, 2024, was impacted by legislation in Brazil which resulted in a local tax incentive no longer being exempt from Federal income tax beginning in 2024. Additionally, tax expense of $0.4 million was recorded discretely during the quarter related to equity-based compensation. The tax expense for the three months ended March 31, 2023, was unfavorably impacted by higher income reported in non-U.S. jurisdictions, offset by a tax benefit of $0.4 million related to excess equity-based compensation recorded discretely during the quarter.

For the three months ended March 31, 2024 and 2023, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

7.    Debt

The following table summarizes the Company’s total debt (in thousands):

	March 31, 2024	December 31, 2023
Senior Secured Credit Facility:
Term loan facility	$237,100	$238,175
Revolving credit facility	—	—
Total secured credit facility	237,100	238,175

Convertible notes	425,000	425,000
Other debt	37,403	39,889
Total principal	699,503	703,064
Unamortized discount and issuance costs, total	(19,299)	(20,644)
Current portion of debt	(22,496)	(21,472)
Total long-term debt, net of current portion	$657,708	$660,948

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

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility as of both March 31, 2024 and December 31, 2023, $21.0 million and $24.8 million, respectively, in standby letters of credit, and $179.0 million and $175.2 million, respectively, available to withdraw. In accordance with the Third Amendment, the Revolving Credit Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Term Loan Facility
The outstanding balance on the Term Loan Facility was $237.1 million and $238.2 million as of March 31, 2024 and December 31, 2023, respectively. The Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $10.4 million and $11.3 million as of March 31, 2024 and December 31, 2023, respectively. In accordance with the Third Amendment, the Term Loan Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. The debt discount and issuance costs are being amortized using the effective interest method and the effective interest rate of the Term Loan Facility as of March 31, 2024, was 10.21%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2023.

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

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. As of March 31, 2024 and December 31, 2023, the principal balance of the Convertible Notes was $425.0 million with unamortized discount and issuance costs of $8.9 million and $9.4 million, respectively, for a net carrying amount of $416.1 million and $415.6 million, respectively.

The conversion rate for the Convertible Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the three months ended March 31, 2024, and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three months ended March 31, 2024.

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

Other Debt
Other debt consists of the debt obligations of STI (“Other Debt”). Interest rates on other debt range from 0.55% to 16.35% annually. Of the $37.4 million Other Debt balance, the equivalent of $27.4 million is denominated in Euros and $10.0 million is denominated in Brazilian Real.

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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $6.7 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

During the three months ended March 31, 2024, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $6.8 million. As of March 31, 2024, total accrued and unpaid dividends were $39.6 million.

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

Fees
During the three months ended June 30, 2023, the Company paid the Purchasers a per annum cash commitment fee totaling $1.5 million on the unpurchased portion of the Put Option. The Put Option expired effective June 30, 2023.

9.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended March 31,
	2024	2023
Over-time revenue	$124,336	$248,219
Point in time revenue	29,067	128,554
Total revenue	$153,403	$376,773

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

Contract assets consisting of unbilled receivables are recorded within accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Unbilled receivables	$112,479	$102,603

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	March 31, 2024	December 31, 2023
Deferred revenue	$86,558	$66,488

During the three months ended March 31, 2024, the Company converted $22.8 million in deferred revenue to revenue, which represented 34.3% of the prior year’s deferred revenue balance.

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

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. An example of such a situation is when customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the ITC. Because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in its custody. All bill-and-hold inventory is bundled or palletized in the Company’s warehouses, separately identified as not belonging to the Company and ready for immediate transport to the customer project upon request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer. During the three months ended March 31, 2024 and 2023, the Company recognized $1.9 million and $17.6 million, respectively, in revenue from one customer for the sale of goods and services under bill-and-hold arrangements.

Remaining Performance Obligations
As of March 31, 2024, the Company had $396.9 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$2,165	$29,635
Less: preferred dividends and accretion	13,502	12,484
Net (loss) income to common shareholders	$(11,337)	$17,151
Basic:
Weighted average shares	151,351	150,607
(Loss) income per share	$(0.07)	$0.11
Diluted:
Effect of restricted stock and performance awards	—	1,188
Weighted average shares	151,351	151,795
(Loss) income per share	$(0.07)	$0.11

Potentially dilutive common shares issuable pursuant to equity-based awards of 2,736,244 were not included for the three months ended March 31, 2024, as the Company generated a net loss to common shareholders. Common shares issuable pursuant to equity-based awards of 55,333 were excluded from the Company’s diluted EPS calculation for the three months ended March 31, 2023, as their to their potential impact was anti-dilutive.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the three months ended March 31, 2024 and 2023, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

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

On May 14, 2021, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The complaint alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering (“IPO”), the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. A consolidated amended class action complaint was filed on December 7, 2021, with additional allegations regarding misstatements and/or omissions in: (1) in the Company’s Annual Report on Form 10-K and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (2) in the Company’s November 5, 2020, and March 9, 2021, earnings calls.

On June 30, 2021, a substantially similar second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933 (“Keippel Action”), which was consolidated with the Plymouth Action.

All Defendants in the Plymouth Action, including the Company, moved to dismiss the consolidated amended complaint. On May 19, 2023, the Court granted the Company’s motion to dismiss and, on July 5, 2023, denied a request from the Plymouth Action plaintiffs for leave to amend the consolidated amended complaint and dismissed the Plymouth Action in its entirety with prejudice.

On August 4, 2023, the lead plaintiffs filed a notice of appeal of the Court’s dismissal of the consolidated amended complaint to the U.S. Court of Appeals for the Second Circuit. The case has been fully briefed and a decision is expected after oral argument, which has yet to be scheduled.

On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934. On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Securities Exchange Act of 1934 for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty.

On August 24, 2021, the Southern District of New York derivative actions were consolidated and the Court appointed co-lead counsel. The consolidated cases remain stayed pending the outcome of the appeal of the Plymouth Action.

On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware against certain officers and directors of the Company, asserting claims for: (1) breach of fiduciary duty and (2) unjust enrichment. On August 11, 2022, a second verified derivative complaint was filed against certain officers and directors of the Company Court of Chancery, asserting claims for: (1) breach of fiduciary duty; (2) aiding and abetting breaches of fiduciary duty; (3) waste of corporate assets; (4) unjust enrichment; (5) insider selling; and (6) aiding and abetting insider selling.

On September 2, 2022, the Chancery Court derivative cases were consolidated and the Court appointed co-lead counsel. The consolidated cases have been stayed pending the outcome of the appeal of the Plymouth Action.

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of March 31, 2024.

Commercial Supplier Settlement
During March 2024, the Company reached a settlement with one of its vendors, in which the Company received $4.0 million in the form of a one-time $2.6 million cash payment due immediately, and $1.4 million in credits with the vendor which can be applied by the Company to future orders from the respective vendor. If the Company does not utilize all of the credits by January 2026, it will receive a one-time cash payment from the vendor for the remaining unused credit balance. As of March 31, 2024, the Company recognized $4.0 million in Prepaid and other expenses, net on the condensed consolidated balance sheet and for the three months ended March 31, 2024, a $4.0 million reduction to Cost of revenue on the condensed consolidated statement of operations.

The Company is party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business. The Company believes that, there are no other proceedings or claims pending against it, the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies (ASC 450). Legal costs are expensed as incurred. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumption or the effectiveness of the Company’s strategies relating to these proceedings.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the fair value of the TRA was $8.2 million and $10.4 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$10,363	$8,587
Payments	(1,427)	(1,200)
Fair value adjustment	(735)	1,338
Ending balance	$8,201	$8,725

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of March 31, 2024, the Company posted surety bonds in the total amount of $173.5 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

12.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$416,102	$391,918	$415,632	$416,500

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

Other Debt with an aggregate carrying value of $37.4 million, consists only of variable rate obligations. The carrying value of these variable rate obligations approximate fair value due to the variable nature of the interest rates.

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

RSU activity under the 2020 Plan during the three months ended March 31, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2023	1,670,509	$15.44
Shares granted	1,048,812	12.17
Shares vested	(506,189)	15.53
Shares forfeited	(56,653)	16.09
Outstanding non-vested, March 31, 2024	2,156,479	$13.77

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the three months ended March 31, 2023:

	2024(1)	2023
Volatility	—%	90%
Risk-free interest rate	—%	3.74%
Dividend yield	—%	—%
(1) No PSUs were issued during the three months ended March 31, 2024.

PSU activity under the 2020 Plan during the three months ended March 31, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2023	692,473	$14.54
Shares granted	—	—
Shares vested	—	—
Shares forfeited	(112,708)	21.61
Outstanding non-vested, March 31, 2024	579,765	$14.09

For three months ended March 31, 2024 and 2023, the Company recognized $4.0 million and $3.3 million, respectively, in equity-based compensation costs. At March 31, 2024, the Company had $28.2 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.4 and 1.8 years, respectively.

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

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Array Legacy Operations	$114,381	$305,204
STI Operations	39,022	71,569
Total	$153,403	$376,773

Gross Profit
Array Legacy Operations	$49,086	$79,835
STI Operations	6,004	17,705
Total	$55,090	$97,540

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our 2023 Annual Report.

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

Summary Risk Factors
Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our principal risks include the following:

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

With our acquisition of STI in January of 2022, we added a dual-row tracker design to our product portfolio. This tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September of 2022, we also introduced a third tracker product requiring significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends our target applications and ability to deliver the best utility-scale solar tracker solutions to the market.

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the three months ended March 31, 2024, we derived 73% and 27% of our revenues from customers in the U.S. and the rest of the world, respectively. As of March 31, 2024, we had shipped more than 74.8 gigawatts of trackers to customers worldwide.

Our corporate headquarters are located in Albuquerque, New Mexico. As of March 31, 2024, we had 975 full-time employees.

Research and Development
The Company incurs research and development (“R&D”) costs during its process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Total engineering expense was $4.3 million and $3.9 million during the three months ended March 31, 2024 and 2023, respectively, of which $1.9 million and $2.1 million were related to R&D activities performed by the Company during the three months ended March 31, 2024 and 2023, respectively.

Acquisition of STI Norland
On January 11, 2022, we completed our acquisition of STI, which resulted in the Company owning 100% of the equity interests in STI. Similar to Array Legacy operations, STI generates revenue through the design, manufacture and sale of its utility-scale solar tracker systems to customers in global markets that include Spain, Brazil, the U.S. and South Africa. The integration of STI has allowed us to accelerate our international expansion and better address rising global demand for utility-scale solar projects, particularly in developing countries in Latin America and Africa.

Reversal of Out-of-Period Adjustment Recorded during the three months ended March 31, 2023
Capped Calls and Put Option
During the three months ended December 31, 2023, the Company consulted with the staff of the Office of the Chief Accountant of the SEC, and after consultation with the staff, the Company concluded that the change from its historical accounting treatment for its Capped Calls and its Put Option that were made during the three months ended March 31, 2023, was not required. As a result, the Company has chosen to revert to its historical accounting and reverse the initial cumulative catch-up recorded during the three months ended March 31, 2023. as well as any subsequent fair value adjusting entries recorded during the interim periods in 2023. See Note 2 – Summary of Significant Accounting Policies.

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

After a period of uncertainty, in December the IRS published proposed regulations on 45X manufacturing credit benefits that largely confirmed our previous understanding around the eligibility of our torque tube. Beginning in late 2023 and continuing into 2024, we have and continue to successfully negotiate agreements with key suppliers around 45X manufacturing credit benefits associated with the torque tube.

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

Structured Cost Management
We actively manage the risk from certain types of customer contracts, including, for example, multi-year contracts that require fixed pricing or pricing tied to certain commodity indices. Depending on the totality of the circumstances and our ability to mitigate risk, we may or may not pursue such contractual arrangements. Where we decline, this may have the effect of driving certain customers or projects to our competitors. We believe this is the right way to manage a high-quality portfolio and drive consistent margins over time.

Impact of Attacks on Shipping in the Red Sea
Houthi rebels in Yemen have significantly stepped-up attacks against commercial vessels in the Bab-el-Mandeb strait between the Arabian peninsula and the Horn of Africa since late November 2023, which has led many shipping companies to pause shipments through the Suez Canal and the Red Sea. Many of these shipments are being redirected around the Cape of Good Hope in South Africa, adding between 3,000 to 3,500 nautical miles to routes connecting Europe with Asia. As an additional result of the reroute, certain ports could see crowding and delays in unloading shipments. We do not yet know the duration of these disruptions or the severity of their impact on our operations, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition and results of operations.

Inflation
Inflationary pressures may continue to impact, at least in the near-term, and may continue to negatively impact our results of operations. To mitigate the inflationary pressures on our business, despite our ASPs decreasing, we have continued to accelerate our productivity initiatives, expanded our supplier base, and continued to execute on our overhead cost containment practices.

Impact of AD/CVD Petitions and Determinations
In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month AD/CVD tariff exemption for imported solar modules from certain Southeast Asian countries. The USDOC previously issued regulations implementing the AD/CVD moratorium in the event that it found circumvention with respect to such Southeast Asian countries. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar modules completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent pre-existing AD/CVD orders on China. At this time, it is expected that duties will apply to such solar modules unless they are imported, used, and installed by June 2024.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. We have seen a number of projects in our order book delayed as a result of the USDOC investigation. The repeal of the 24-month exemption, and any affirmative determinations made once the exemption expires in any event, would have an adverse effect on our business, financial condition, and results of operations. More broadly, legislation has been proposed that would make it easier for domestic companies to obtain affirmative determinations in antidumping and countervailing duty investigations. The proposed USICA/America COMPETES Act, if enacted, could result in future successful petitions that limit imports from Asia and other regions.

On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of crystalline silicon photovoltaic (CSPV) solar cells and modules, filed a petition with the USDOC and the U.S. International Trade Commission (the “USITC”) seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. If the USDOC or USITC make preliminary affirmative determinations, could have an adverse effect on our business, financial condition, and results of operations.

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. Our operating results could be adversely impacted if the USDOC imposes duties on such imports. We continue to monitor developments in the above petition and investigation processes and work to mitigate their impact on our supply chain, but if we are unable to do so, the imposition of AD/CVD orders could negatively impact our business, financial condition, and results of operations.

The possibility of additional tariffs and duties in the future like those described above have created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

Foreign Currency Translation
For non-U.S. subsidiaries that operate in a local currency environment, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income, expense, and cash flow items are translated at average exchange rates prevailing during the period. For non-U.S. subsidiaries that operate in a U.S. dollar functional currency, local currency inventories and property, plant and equipment are translated into U.S. dollars at rates prevailing when acquired, and all other assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the period. Gains and losses which result from remeasurement are included in earnings.

Performance Measures
In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business, and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is megawatts (“MWs”) shipped and specifically the change in MW shipped from period to period. MWs are measured for each individual project and are calculated based on the respective project’s expected megawatt output once installed and fully operational.

We also utilize metrics related to price and cost of goods sold per MW, including average selling price (“ASP”) and cost per watt (“CPW”). ASP is calculated by dividing total applicable revenues by total applicable MWs, whereas CPW is calculated by dividing total applicable costs of goods sold by total applicable MWs. These metrics enable us to evaluate trends in pricing, manufacturing cost, and customer profitability.

Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.

Revenue
We generate revenue from the sale of solar tracking systems, parts, software, and services. Our customers include EPCs, utilities, solar developers, and independent power producers. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates, and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars.

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

Our revenue growth is dependent on continued growth in the size and number of solar energy projects installed each year, as well as our ability to maintain market share in each geography where we compete, expand our global footprint to new and evolving markets, grow our production capabilities to satisfy demand, and continue to develop and introduce new innovative products that integrate emerging technologies and the performance requirements of our customers.

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

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X Advanced Manufacturing Production Tax Credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. We have, and will continue to, enter into arrangements with manufacturing vendors that produce 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to our purchases, in the form of “Vendor Rebates”.

We account for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time we recognize such rebates as a reduction of cost of revenues on the condensed consolidated statements of operations. Rebates related to purchases that were made prior to the execution of the agreements are deferred and recognized as a reduction of the prices of future purchases.

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, bad debt provision, and professional fees. The majority of our sales in the first quarter of 2024 and 2023, were in the U.S.; however, in January 2022, we expanded our international operations with the STI Acquisition. We currently have a sales presence in the U.S., Spain, Brazil, South Africa, Australia, and the U.K. We intend to continue to expand our sales presence and marketing efforts to additional countries.

Contingent consideration consists of the changes in fair value of the tax receivable agreement (“TRA”) entered into with a former indirect stockholder, concurrent with the acquisition of Patent LLC by Former Parent. The TRA liability was recorded at fair value as of July 8, 2016 (the “Patent Acquisition Date”) and subsequent changes in the fair value are recognized in earnings. For discussion and analysis of the TRA see Note 11 – Commitments and Contingencies.
Depreciation consists of costs associated with property, plant and equipment not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel, we may require some additional property, plant and equipment to support this growth resulting in additional depreciation expense.

Amortization consists of the expense recognized over the expected period of use of our customer relationships, contractual backlog, and STI trade name intangible assets. Amortization related to certain acquired intangible assets is recorded as Total cost of revenue under the caption "Amortization of developed technology".

Non-Operating Expenses
Interest income consists of interest earned on our cash and cash equivalents balance.

Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility, the Convertible Notes, and Other Debt held by our STI Operations.

We are subject to U.S. federal, state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Reportable Segments
Subsequent to the acquisition of STI, the Company began reporting its results of operations in two segments; the Array Legacy operating segment and the newly acquired STI Legacy operating segment (“STI Legacy Operations”) pertaining to legacy STI operations. The segment amounts included in this Item 2. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 14 – Segment Reporting in the accompanying notes to the condensed consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$	%
Revenue	$153,403	$376,773	$(223,370)	(59)%
Cost of revenue
Cost of product and service revenue	94,674	275,594	(180,920)	(66)%
Amortization of developed technology	3,639	3,639	—	—%
Total cost of revenue	98,313	279,233	(180,920)	(65)%
Gross profit	55,090	97,540	(42,450)	(44)%

Operating expenses
General and administrative	37,784	38,142	(358)	(1)%
Change in fair value of contingent consideration	(735)	1,338	(2,073)	(155)%
Depreciation and amortization	9,627	10,602	(975)	(9)%
Total operating expenses	46,676	50,082	(3,406)	(7)%

Income from operations	8,414	47,458	(39,044)	(82)%

Other income, net	814	194	620	320%
Interest income	3,680	1,231	2,449	199%
Foreign currency loss	(499)	(194)	305	157%
Interest expense	(8,940)	(10,731)	(1,791)	(17)%
Total other expense, net	(4,945)	(9,500)	(4,555)	(48)%

Income before income tax expense	3,469	37,958	(34,489)	(91)%
Income tax expense	1,304	8,323	(7,019)	(84)%
Net income	$2,165	$29,635	$(27,470)	(93)%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$	%
Revenue
Array Legacy Operations	$114,381	$305,204	$(190,823)	(63)%
STI Operations	39,022	71,569	(32,547)	(45)%
Total	$153,403	$376,773	$(223,370)	(59)%

Gross Profit
Array Legacy Operations	$49,086	$79,835	$(30,749)	(39)%
STI Operations	6,004	17,705	(11,701)	(66)%
Total	$55,090	$97,540	$(42,450)	(44)%

Comparison of the three months ended March 31, 2024 and 2023

Revenue
Consolidated revenue decreased, $223.4 million, or 59%, driven by a decrease at STI Operations of $32.5 million and a decrease at Array Legacy Operations of $190.8 million.

The $32.5 million, or 45%, revenue decrease at STI Operations was driven by a volume decrease of 41% and an ASP decrease on lower input costs of 4%.

The $190.8 million, or 63%, revenue decrease at Array Legacy Operations was driven by a volume decrease of 60% and an ASP decrease on lower input costs of 2%.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $180.9 million, or 65%, driven primarily by the reduction in volume combined with a decrease in input costs.

Consolidated gross profit decreased by $42.5 million, or 44%. As a percentage of revenue, consolidated gross profit increased to 36% for the three months ended March 31, 2024, as compared to 26% during the same period in the prior year. The increase in gross profit as a percent of revenue was driven by structural cost enhancements and the realization of 45X benefits associated with our torque tube. The Company also recognized a one-time $4.0 million settlement with one of its vendors during the first quarter as a reduction of Cost of revenue.

Array Legacy Operations gross profit decreased by $30.7 million, or 39%. As a percentage of revenue, gross profit at Array Legacy Operations increased to 43% from 26% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross profit as a percent of revenue was driven by structural cost enhancements and the realization of 45X benefits associated with our torque tube. The Company also recognized a one-time $4.0 million settlement with one of its vendors during the first quarter as a reduction of Cost of revenue.

STI Operations gross profit decreased by $11.7 million, or 66%. As a percentage of revenue, gross profit for STI Operations decreased to 15% from 25% for the three months ended March 31, 2024 and 2023, respectively, driven primarily by changes in statutory reductions from incentive tax credits in Brazil, as well as expedite fees we incurred to meet customer delivery schedules.

Operating Expenses
Consolidated general and administrative expenses decreased by $0.4 million, or 1%. The decrease was was primarily due to lower professional and consulting fees primarily driven by our initiative to internalize activities that were historically outsourced in an effort to reduce fees.

Change in the fair value of contingent consideration resulted in a gain of $0.7 million, for the three months ended March 31, 2024, due to the fair value remeasurement of the TRA liability, primarily driven by an increase in the discount rate used in the valuation.

Consolidated depreciation and amortization expense decreased by $1.0 million, or 9%, due to the decrease in the amortization of intangibles of $1.0 million, driven by a subset of intangible assets acquired in January 2022, becoming fully amortized during the first quarter of 2023.

Interest Income
Consolidated interest income increased by $2.4 million, or 199%, as compared to the prior year, due to higher cash on hand during the first quarter of 2024, coupled with higher interest rates.

Interest Expense
Consolidated interest expense decreased by $1.8 million, or 17%, primarily due to $74.3 million of principal pay downs on our Term Loan during 2023, as a result of focused efforts to decrease our outstanding debt balance with free cash flows from operations.

Income Tax Expense
Consolidated income tax decreased by $7.0 million, or 84%. The Company recorded income tax expense of $1.3 million for the three months ended March 31, 2024, compared to an expense of $8.3 million for the three months ended March 31, 2023. Our effective tax rate was 37.6% and 21.9% for the three months ended March 31, 2024 and 2023, respectively. The income tax expense for the three months ended March 31, 2024, was impacted by legislation in Brazil which resulted in a local tax incentive no longer being exempt from federal income tax beginning in 2024. Additionally, tax expense of $0.4 million was recorded discretely during the quarter related to equity-based compensation. The tax expense for the three months ended March 31, 2023, was unfavorably impacted by higher income reported in non-U.S. jurisdictions, offset by a tax benefit of $0.4 million related to excess equity-based compensation deductions recorded discretely during the quarter.

Liquidity and Capital Resources

Cash Flows (in thousands)

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$47,502	$45,816
Net cash used in investing activities	(2,386)	(3,883)
Net cash used in financing activities	(4,575)	(23,762)
Effect of exchange rate changes on cash and cash equivalents	(2,001)	(4,316)
Net change in cash and cash equivalents	$38,540	$13,855

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

As of March 31, 2024, our cash balance was $287.6 million, of which $69.2 million was held outside the U.S., and net working capital was $490.8 million. We had outstanding borrowings of $237.1 million under our $575 million Term Loan Facility and $179.0 million available to us under our $200 million Revolving Credit Facility.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Operating Activities
For the three months ended March 31, 2024, cash provided by operating activities was $47.5 million, of which $21.0 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of depreciation and amortization, equity-based compensation, and amortization of developed technology.

For the three months ended March 31, 2023, cash provided by operating activities was $45.8 million, of which $57.2 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of depreciation and amortization, deferred tax expense and equity-based compensation.

Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $2.4 million, all of which was related to the purchase of property, plant and equipment, net of dispositions.

For the three months ended March 31, 2023, net cash used in investing activities was $3.9 million, all of which was related to the purchase of property, plant and equipment.

Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $4.6 million, driven primarily by a $3.8 million net reduction of other debt and $1.1 million in payments on our Term Loan, as well as a $1.4 million TRA payment issued during the first quarter of 2024.

For the three months ended March 31, 2023, net cash used in financing activities was $23.8 million, driven primarily by $11.1 million in payments on our Term Loan and a $10.7 million net reduction of other debt.

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

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of March 31, 2024, we posted surety bonds in the total amount of approximately $173.5 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

There have been no material changes to the information previously provided under Item 7A. of our 2023 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weaknesses previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, as described below.

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

Remediation Plan for Previously Identified Material Weaknesses
We are actively focusing on effectively strengthening our ICFR and remediating our material weaknesses by designing and implementing the following actions:

Control Environment component of the COSO framework – We have hired additional qualified resources in finance and accounting since the beginning of 2024, including a Finance executive, Corporate Controller. We have also realigned the accounting functions to strengthen the performance of controls and, enhancing monitoring activities.

Control Activities – (STI): During Q2 2024, we implemented an Enterprise Resource Planning system (“ERP”) for our operations in Brazil, which will result in our ability to implement automated controls and General Information Technology Controls, allowing for less reliance on manual controls.

We are developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls. We expect to deploy the final phase of enhancements during the second half of 2024.

The steps involved to remediate the material weaknesses are subject to ongoing management review, as well as oversight by the audit committee of our board of directors. Additional or modified measures may also be required to remediate the material weaknesses. We will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and have operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, except for the changes discussed above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). On March 21, 2024, our Chief Executive Officer, Kevin Hostetler, terminated his Rule 10b5-1 trading arrangement which was adopted on September 5, 2023 and further described in our Quarterly Report on Form 10-Q for the three months ended September 30, 2023.

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

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	May 9, 2024
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Kurt Wood	Date:	May 9, 2024
Kurt Wood
Chief Financial Officer