Form 10-Q
period 2024-06-30
Array Technologies, Inc.
filed 2024-08-08
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 5, 2024, there were 151,926,428 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$282,320	$249,080
Accounts receivable, net of allowance of $4,911 and $3,824, respectively	309,719	332,152
Inventories	165,639	161,964
Prepaid expenses and other	91,259	89,085
Total current assets	848,937	832,281

Property, plant and equipment, net	26,677	27,893
Goodwill	402,501	435,591
Other intangible assets, net	307,591	354,389
Deferred income tax assets	13,369	15,870
Other assets	52,447	40,717
Total assets	$1,651,522	$1,706,741

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$112,489	$119,498
Accrued expenses and other	57,265	70,211
Accrued warranty reserve	1,639	2,790
Income tax payable	3,368	5,754
Deferred revenue	90,982	66,488
Current portion of contingent consideration	1,918	1,427
Current portion of debt	29,221	21,472
Other current liabilities	40,697	48,051
Total current liabilities	337,579	335,691

Deferred income tax liabilities	54,512	66,858
Contingent consideration, net of current portion	6,786	8,936
Other long-term liabilities	18,613	20,428
Long-term warranty	4,035	3,372
Long-term debt, net of current portion	651,522	660,948
Total liabilities	1,073,047	1,096,233

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	June 30, 2024	December 31, 2023
Commitments and contingencies (Note 11)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 446,541 and 432,759 shares issued as of June 30, 2024 and December 31, 2023, respectively; liquidation preference of $493.1 million at both dates	378,512	351,260

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 151,875,097 and 151,242,120 shares issued at respective dates	151	151
Additional paid-in capital	320,379	344,517
Accumulated deficit	(102,367)	(130,230)
Accumulated other comprehensive income	(18,200)	44,810
Total stockholders’ equity	199,963	259,248
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,651,522	$1,706,741

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$255,766	$507,725	$409,169	$884,498
Cost of revenue
Cost of product and service revenue	166,173	357,683	260,847	633,277
Amortization of developed technology	3,640	3,640	7,279	7,279
Total cost of revenue	169,813	361,323	268,126	640,556
Gross profit	85,953	146,402	141,043	243,942

Operating expenses
General and administrative	36,971	40,250	74,755	78,392
Change in fair value of contingent consideration	503	705	(232)	2,043
Depreciation and amortization	8,877	9,206	18,504	19,808
Total operating expenses	46,351	50,161	93,027	100,243

Income from operations	39,602	96,241	48,016	143,699

Other (loss) income, net	(1,794)	125	(980)	319
Interest income	4,782	1,468	8,462	2,699
Foreign currency (loss) gain, net	(468)	260	(967)	66
Interest expense	(8,614)	(11,577)	(17,554)	(22,308)
Total other expense, net	(6,094)	(9,724)	(11,039)	(19,224)

Income before income tax expense	33,508	86,517	36,977	124,475
Income tax expense	7,810	21,352	9,114	29,675
Net income	25,698	65,165	27,863	94,800
Preferred dividends and accretion	13,749	12,784	27,251	25,268
Net income to common shareholders	$11,949	$52,381	$612	$69,532

Income per common share
Basic	$0.08	$0.34	$0.00	$0.47
Diluted	$0.08	$0.34	$0.00	$0.46
Weighted average number of common shares outstanding
Basic	151,797	150,919	151,574	150,763
Diluted	152,207	152,129	152,170	151,970

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$25,698	$65,165	$27,863	$94,800
Foreign currency translation(1)	(43,768)	23,912	(63,010)	37,784
Comprehensive (loss) income	$(18,070)	89,077	$(35,147)	$132,584
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended June 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2024	439	$364,762	—	$—	151,727	$151	$333,570	$(128,065)	$25,568	$231,224
Equity-based compensation	—	—	—	—	148	—	559	—	—	559
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	—	—	—	—
Preferred cumulative dividends plus accretion	7	13,750	—	—	—	—	(13,750)	—	—	(13,750)
Net income	—	—	—	—	—	—	—	25,698	—	25,698
Foreign currency translation	—	—	—	—	—	—	—	—	(43,768)	(43,768)
Balance at June 30, 2024	446	$378,512	—	$—	151,875	$151	$320,379	$(102,367)	$(18,200)	$199,963

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Three Months Ended June 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2023	413	$312,054	—	$—	150,823	$150	$373,307	$(237,835)	$22,297	$157,919
Equity-based compensation	—	—	—	—	226	1	4,944	—	—	4,945
Preferred cumulative dividends plus accretion	6	12,784	—	—	—	—	(13,541)	—	—	(13,541)
Net income	—	—	—	—	—	—	—	65,165	—	65,165
Other comprehensive income	—		—	—	—	—	—	—	23,912	23,912
Balance at June 30, 2023	419	$324,838	—	$—	151,049	$151	$364,710	$(172,670)	$46,209	$238,400

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Six Months Ended June 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2023	432	$351,260	—	$—	151,242	$151	$344,517	$(130,230)	$44,810	$259,248
Equity-based compensation	—	—	—	—	633	—	4,836	—	—	4,836
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,722)	—	—	(1,722)
Preferred cumulative dividends plus accretion	14	27,252	—	—	—	—	(27,252)	—	—	(27,252)
Net income	—	—	—	—	—	—	—	27,863	—	27,863
Foreign currency translation	—	—	—	—	—	—	—	—	(63,010)	(63,010)
Balance at June 30, 2024	446	$378,512	—	$—	151,875	$151	$320,379	$(102,367)	$(18,200)	$199,963

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Six Months Ended June 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	406	$299,570	—	$—	150,513	150	383,176	(267,470)	8,425	124,281
Equity-based compensation	—	—	—	—	536	1	8,310	—	—	8,311
Preferred cumulative dividends plus accretion and commitment fees	13	25,268	—	—	—	—	(26,776)	—	—	(26,776)
Net income	—	—	—	—	—	—	—	94,800	—	94,800
Foreign currency translation	—	—	—	—	—	—	—	—	37,784	37,784
Balance at June 30, 2023	419	$324,838	—	$—	151,049	151	364,710	(172,670)	46,209	238,400

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$27,863	$94,800
Adjustments to net income:
Provision for bad debts	1,696	(141)
Deferred tax benefit	(3,501)	(1,796)
Depreciation and amortization	19,456	20,413
Amortization of developed technology	7,279	7,279
Amortization of debt discount and issuance costs	3,101	4,998
Equity-based compensation	4,836	8,311
Change in fair value of contingent consideration	(232)	2,043
Warranty provision	(61)	479
Write-down of inventories	1,227	3,458
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(1,379)	(81,039)
Inventories	(7,207)	22,844
Income tax receivables	(1,313)	3,220
Prepaid expenses and other	(3,453)	(3,292)
Accounts payable	(2,932)	30,542
Accrued expenses and other	(15,172)	7,097
Income tax payable	(2,684)	9,838
Lease liabilities	(3,135)	1,414
Deferred revenue	27,070	(64,112)
Net cash provided by operating activities	51,459	66,356
Investing activities
Purchase of property, plant and equipment	(4,527)	(9,424)
Retirement/disposal of property, plant and equipment	39	—
Net cash used in investing activities	(4,488)	(9,424)
Financing activities
Series A equity issuance costs	—	(1,508)
Tax withholding related to vesting of equity-based compensation	(580)	—
Proceeds from issuance of other debt	12,684	23,801
Principal payments on other debt	(12,671)	(38,257)
Principal payments on term loan facility	(2,150)	(22,150)
Contingent consideration payments	(1,427)	(1,200)
Net cash used in financing activities	(4,144)	(39,314)
Effect of exchange rate changes on cash and cash equivalent balances	(9,587)	4,447
Net change in cash and cash equivalents	33,240	22,065
Cash and cash equivalents, beginning of period	249,080	133,901

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents, end of period	$282,320	$155,966

Supplemental cash flow information
Cash paid for interest	$17,819	$15,880
Cash paid for income taxes (net of refunds)	$17,001	$18,484

Non-cash investing and financing activities
Dividends accrued on Series A Preferred	$13,782	$12,871

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

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the SEC. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. The balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Unless expressly stated or the context otherwise requires, the terms “the Company”, “we”, “us”, “our”, “Array”, and “Array Technologies” refer to Array Technologies, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

Reclassifications
Software Implementation Costs
During the first quarter the Company reclassified capitalized software costs recorded as Property, plant and equipment, net to Intangible assets, net on the condensed consolidated balance sheets. The reclassification was recorded retrospectively and resulted in a $4.0 million increase to Intangible assets, net at December 31, 2023, with a corresponding decrease in the same amount to Property, plant and equipment, net.

These reclassifications did not impact the Company’s operating income (loss), net income (loss), earnings (loss) per share, or statements of cash flows for any current or historical periods.

Amortization of Developed Technology
Beginning in the third quarter of 2023, the Company retrospectively reclassified amounts recorded for amortization of certain acquired intangible assets in prior presentations from Total operating expenses under the caption "Depreciation and amortization" to Total cost of revenue under the caption "Amortization of developed technology" in the condensed consolidated statements of operations. The Company believes this presentation enhances the comparability of the Company’s financial statements to industry peers.

These reclassifications did not impact the Company’s operating income (loss), net income (loss) or earnings (loss) per share for any current or historical periods. These reclassifications also did not impact the condensed consolidated balance sheets or condensed consolidated statements of cash flows.

Brazil Value-Added Tax Benefit
Revenue in 2023, excludes a Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), that has been reclassified and included in cost of revenues for all periods presented. For the six months ended June 30, 2023, the Brazil ICMS value-added tax benefit was $13.2 million, which has been included in cost of sales.

This reclassification had no impact on the Company’s gross profit, income (loss) from operations, net income or income (loss) per common share in the current period. These reclassifications also did not impact the condensed consolidated balance sheets or condensed consolidated statements of cash flows.

Divestiture of Investment in Equity Securities
In June 2024, we divested 100% percent of our equity investment in preferred stock of a private company we purchased in 2021. We received $12.0 million in proceeds for the divestiture in July 2024. We recorded a receivable in the amount of $12.0 million included in Prepaid expenses and other on the condensed consolidated balance sheet at June 30, 2024. No gain or loss resulted from this transaction.

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

Research and Development
The Company incurs research and development costs during its process of researching and developing new products and significant enhancements to existing products. Research and development costs consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Research and development expense was $1.8 million and $2.3 million during the three months ended June 30, 2024 and 2023, respectively, and $3.7 million and $4.4 million during the six months ended June 30, 2024 and 2023, respectively.

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

Impact of Attacks on Shipping in the Red Sea
The disruption of container shipping traffic through the Red Sea has created port congestion, especially in Asia, again temporarily elongating transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. To address the challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures are required to ensure we fulfill our delivery commitments to customer projects on time. There is still uncertainly on how long these disruptions and the severity of their impact on our operations will last, but we continue to monitor the situation and evaluate our procurement and supply chain strategies, as to reduce any negative impact on our business, financial condition, and results of operations.

Inflation
Inflationary pressures persist and may continue to negatively impact our results of operations. To mitigate the inflationary pressures on our business, despite our ASPs decreasing due to the current deflationary environment for steel more than offsetting the inflationary environment for aluminum, we have continued to accelerate our productivity initiatives, expanded our supplier base, and continued to execute on our cost containment practices.

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

The Company accounts for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time the Company recognizes such rebates as a reduction of cost of revenues on the consolidated statements of operations. As of June 30, 2024, the Company had outstanding Vendor Rebates of $68.4 million, of which $45.8 million was included in Prepaid expenses and other and $22.6 million was included in Other assets on the condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding Vendor Rebates of $48.4 million included in Prepaid expenses and other.

Inflation Reduction Act 45X Credits
The Company accounts for the 45X Advanced Manufacturing Production Credit established by the IRA, under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to production costs. The reduction to production costs, from the 45X Advanced Manufacturing Tax credit, is excluded from federal and state income taxes. The tax credit is included in Prepaid and other assets on the condensed consolidated balance sheet dated June 30, 2024.

During the three months ended June 30, 2024, the Company concluded that certain parts manufactured by the Company qualify for the 45X Advanced Manufacturing Production Credits. As a result, the Company recorded it an immaterial cumulative catch-up for 45X Advanced Manufacturing Production Credits related to torque tubes manufactured by the Company and sold from January 1, 2023 through March 31, 2024.

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

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU will require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will also be required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented unless it is impracticable. The Company is assessing the effect on our consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or statements of operations.

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

Immaterial Correction of 2023 Interim Period Condensed Consolidated Financial Statements
Capped Calls
In connection with the pricing of the Convertible Notes, we entered into capped call transactions with the Option Counterparties. At issuance the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to additional paid-in capital. When the Company entered into the Capped Calls, the Company executed certain side letters (the “Side Letters”) with the counterparties that replaced some of the terms described in the primary contract including the volatility inputs used to value the Capped Calls under certain circumstances. Upon further evaluation of the accounting during the three months ended March 31, 2023, the Company concluded that the modification to the volatility inputs in the side letters precluded the Capped Calls from being accounted for as an equity instrument indexed to its own stock and should be accounted for as a freestanding derivative instrument asset recognized at fair value, with subsequent changes in fair value recognized in earnings. During the three months ended March 31, 2023, the Company began to account for the Capped Calls as derivative assets, with subsequent changes in fair value being recorded through earnings. During the three months ended December 31, 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity classification accounting treatment was acceptable. As a result, the Company reclassified the derivative asset recognized at June 30, 2023, as a reduction to equity and reversed the related mark to market adjustments recognized during the six months ended June 30, 2023.

Redeemable Perpetual Preferred Stock
At issuance, the Company evaluated the accounting for the instruments issued pursuant to the SPA and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Put Option are freestanding instruments that are classified in equity. During the first quarter of 2023, the Company reconsidered the provisions of the Put Option and concluded that it should be accounted for as a freestanding derivative instrument asset accounted for at fair value with subsequent fair value adjustments recognized in earnings. During the fourth quarter of 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity accounting classification was correct. As a result, the Company reclassified the derivative asset recognized during the six months ended June 30, 2023, as a reduction of equity and also reversed the related fair value adjustments.

Management evaluated the above misstatements and concluded they were not material to the six months ended June 30, 2023, individually or in aggregate.

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the six months ended June 30, 2024:
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Change in fair value of derivative assets	$694	$(694)	$—	$(1,256)	$1,256	$—
Total other income (expense)	(9,030)	(694)	(9,724)	(20,480)	1,256	(19,224)
Income (loss) before income tax expense	87,211	(694)	86,517	123,219	1,256	124,475
Income tax expense (benefit)	22,403	(1,051)	21,352	32,279	(2,604)	29,675
Net income	64,808	357	65,165	90,940	3,860	94,800
Net income to common shareholders	52,024	357	52,381	65,672	3,860	69,532
Income per common share
Basic	$0.34	$—	$0.34	$0.44	$0.03	$0.47
Diluted	$0.34	$—	$0.34	$0.43	$0.03	$0.46

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income	$64,808	$357	$65,165	$90,940	$3,860	$94,800
Comprehensive income	$88,720	$357	$89,077	$128,724	$3,860	$132,584

Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at March 31, 2023	$426,221	$(241,338)	$207,330
Net income	—	64,808	64,808
Balance at June 30, 2023	417,624	(176,530)	287,454
Adjustments
Balance at March 31, 2023	(52,914)	3,503	(49,411)
Net income	—	357	357
As Corrected
Balance at March 31, 2023	373,307	(237,835)	157,919
Net income	—	65,165	65,165
Balance at June 30, 2023	$364,710	$(172,670)	$238,400

	Six Months Ended June 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	$383,176	$(267,470)	$124,281
Correction of the Capped Call and Put Option errors	52,914	—	52,914
Net income	—	90,940	90,940
Balance at June 30, 2023	417,624	(176,530)	287,454
Adjustments
Correction of the Capped Call and Put Option errors	(52,914)	—	(52,914)
Net income	—	3,860	3,860
As Corrected
Balance at December 31, 2022	383,176	(267,470)	124,281
Correction of the Capped Call and Put Option errors	—	—	—
Net income	—	94,800	94,800
Balance at June 30, 2023	$364,710	$(172,670)	$238,400

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$90,940	$3,860	$94,800
Deferred tax expense (benefit)	816	(2,612)	(1,796)
Change in fair value of derivative assets	1,256	(1,256)	—
Income tax payable	$9,830	$8	$9,838
3.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$47,140	$86,614
Finished goods	118,499	75,350
Inventories	$165,639	$161,964

The Company values a portion of its inventory using the moving average cost method that approximates the first-in, first-out method (“FIFO”). As of June 30, 2024, inventory valued using moving average cost and FIFO was $137.1 million and $28.5 million, respectively. As of December 31, 2023, inventory valued using moving average cost and FIFO, was $129.5 million and $32.5 million, respectively.

4.    Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Land	N/A	$1,636	$1,634
Buildings and land improvements	15-39	9,440	9,344
Manufacturing equipment	7	26,539	22,962
Furniture, fixtures and equipment	5-7	4,754	4,770
Vehicles	5	614	688
Hardware	3-5	3,518	3,114
Construction in progress	N/A	2,821	6,199
Total		49,322	48,711
Less: accumulated depreciation		(22,645)	(20,818)
Property, plant and equipment, net		$26,677	$27,893

Depreciation expense was $1.1 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, of which $0.4 million and $0.3 million, respectively, was included in cost of revenue and $0.7 million and $0.3 million, respectively, was included in depreciation and amortization on the accompanying condensed consolidated statements of operations.

Depreciation expense was $2.0 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively, of which $0.9 million and $0.6 million, respectively, was included in cost of revenue and $1.1 million and $0.6 million, respectively, was included in depreciation and amortization on the accompanying condensed consolidated statements of operations.

5.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2024, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations	Total
Beginning balance	$69,727	$365,864	$435,591
Foreign currency translation	—	(33,090)	(33,090)
Ending balance	$69,727	$332,774	$402,501
(1) Goodwill attributable to Array Legacy Operations is net of impairment of $51.9 million.

Each quarter the Company evaluates if facts and circumstances indicate that it is more-likely-than-not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test During our most recent evaluation, the Company noted facts and circumstances around its STI Operations, were indicative that the fair value of the STI reporting unit could be less than its carrying value. Accordingly, with the assistance of a third-party specialist, the Company performed the first step of the goodwill impairment test (“Step One”). Based on the results of the Step One test, the Company concluded there were no indicators of impairment as of June 30, 2024.

The Company concluded there were no indicators of impairment of the Array Legacy Operations operating unit as of June 30, 2024.

Other Intangible Assets, Net
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Amortizable:
Developed technology	14	$203,800	$203,800
Computer software	3	1,452	5,267
Customer relationships	10	313,563	336,134
Backlog	1	49,124	54,438
Trade name	20	25,147	27,061
Total amortizable intangibles		593,086	626,700
Accumulated amortization:
Developed technology		116,183	108,905
Computer software		932	1,274
Customer relationships		126,450	115,444
Backlog		49,124	54,322
Trade name		3,106	2,666
Total accumulated amortization		295,795	282,611
Total amortizable intangibles, net		297,291	344,089

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$307,591	$354,389

Amortization expense related to intangible assets was $11.8 million and $12.6 million for the three months ended June 30, 2024 and 2023, respectively, of which $3.6 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $8.1 million and $9.0 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Amortization expense related to intangible assets was $24.7 million and $26.5 million for the six months ended June 30, 2024 and 2023, respectively, of which $7.3 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $17.4 million and $19.2 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of June 30, 2024, is as follows (in thousands):

Amount
Remainder of 2024	$23,928
2025	47,594
2026	42,817
2027	38,300
2028	38,300
Thereafter	106,352
$297,291

Long-lived assets, including both amortizable and non-amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable.

During the second quarter of 2024, the Company noted facts and circumstances around asset groups at its STI reporting unit were indicative that the fair value could be less than its carrying value. The Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the STI asset groups to the net carrying value of the STI asset groups as of June 30, 2024. The result of the recoverability test indicated the sum of the expected future undiscounted cash flows was greater than the carrying amount of the asset groups of the STI. Accordingly, we concluded the asset groups of the STI reporting unit were not impaired as of June 30, 2024.

As of June 30, 2024, no events or circumstances were noted that would indicate the carrying amount of any of Legacy Array’s asset groups may not be recoverable.

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

The Company recorded income tax expense of $7.8 million and $21.4 million for the three months ended June 30, 2024 and 2023, respectively, and an expense of $9.1 million and $29.7 million for the six months ended June 30, 2024 and 2023, respectively. The income tax expense for the six months ended June 30, 2024, was impacted by legislation in Brazil which resulted in a local tax incentive no longer being exempt from Federal income tax beginning in 2024. Additionally, tax expense of $0.5 million was recorded discretely related to equity-based compensation. The tax expense for the six months ended June 30, 2023, was unfavorably impacted by higher income reported in non-U.S. jurisdictions, offset by a tax benefit of $1.2 million related to excess equity-based compensation recorded discretely.

For the six months ended June 30, 2024 and 2023, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

7.    Debt

The following table summarizes the Company’s total debt (in thousands):

	June 30, 2024	December 31, 2023
Senior Secured Credit Facility:
Term loan facility	$236,025	$238,175
Revolving credit facility	—	—
Total secured credit facility	236,025	238,175

Convertible notes	425,000	425,000
Other debt	37,676	39,889
Total principal	698,701	703,064
Unamortized discount and issuance costs, total	(17,958)	(20,644)
Current portion of debt	(29,221)	(21,472)
Total long-term debt, net of current portion	$651,522	$660,948

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

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility as of both June 30, 2024 and December 31, 2023, $15.9 million and $24.8 million, respectively, in standby letters of credit, and $184.1 million and $175.2 million, respectively, available to withdraw. In accordance with the Third Amendment, the Revolving Credit Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Term Loan Facility
The outstanding balance on the Term Loan Facility was $236.0 million and $238.2 million as of June 30, 2024 and December 31, 2023, respectively. The Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $9.5 million and $11.3 million as of June 30, 2024 and December 31, 2023, respectively. In accordance with the Third Amendment, the Term Loan Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. The debt discount and issuance costs are being amortized using the effective interest method and the effective interest rate of the Term Loan Facility as of June 30, 2024, was

10.27%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2023.

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

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. As of June 30, 2024 and December 31, 2023, the principal balance of the Convertible Notes was $425.0 million with unamortized discount and issuance costs of $8.4 million and $9.4 million, respectively, for a net carrying amount of $416.6 million and $415.6 million, respectively.

The conversion rate for the Convertible Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the six months ended June 30, 2024, and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three and six months ended June 30, 2024.

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

Other Debt
Other debt consists of the debt obligations of STI (“Other Debt”). Interest rates on other debt range from 0.4% to 15.17% annually. Of the $37.7 million Other Debt balance, the equivalent of $28.7 million is denominated in Euros and $9.0 million is denominated in Brazilian Real.

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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $13.5 million and $12.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

During the six months ended June 30, 2024, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $13.8 million. As of June 30, 2024, total accrued and unpaid dividends were $46.5 million.

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

9.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Over-time revenue	$209,598	$417,448	$333,934	$703,759
Point in time revenue	46,168	90,277	75,235	180,739
Total revenue	$255,766	$507,725	$409,169	$884,498

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

Contract assets consisting of unbilled receivables are recorded within accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Unbilled receivables	$78,505	$102,603

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities recorded within Deferred revenue. The changes in contract liabilities relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	June 30, 2024	December 31, 2023
Deferred revenue	$90,982	$66,488

During the six months ended June 30, 2024, the Company converted $30.5 million in deferred revenue to revenue, which represented 45.8% of the prior year’s deferred revenue balance.

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

During the three and six months ended June 30, 2023, the Company recognized $3.5 million and $22.8 million, respectively, in revenue from one customer for the sale of goods and services under bill-and-hold arrangements. During the three and six months ended June 30, 2024, the Company recognized $0.0 and $1.9 million, respectively, in revenue from one customer for the sale of goods and services under bill-and-hold arrangements.

Remaining Performance Obligations
As of June 30, 2024, the Company had $333.9 million of remaining performance obligations. The Company expects to recognize revenue on 100% of these performance obligations in the next twelve months.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$25,698	$65,165	$27,863	$94,800
Less: preferred dividends and accretion	13,749	12,784	27,251	25,268
Net income to common shareholders	$11,949	$52,381	$612	$69,532
Basic:
Weighted average shares	151,797	150,919	151,574	150,763
(Loss) income per share	$0.08	$0.34	$—	$0.47
Diluted:
Effect of restricted stock and performance awards	410	1,210	596	1,207
Weighted average shares	152,207	152,129	152,170	151,970
Income per share	$0.08	$0.34	$—	$0.46

Potentially dilutive common shares issuable pursuant to equity-based awards of 479,623 and 473,074 were not included for the three and six months ended June 30, 2024, respectively, as their potential impact was anti-dilutive. Common shares issuable pursuant to equity-based awards of 52,609 and 57,263 were excluded from the Company’s diluted EPS calculation for the three and six months ended June 30, 2023, respectively, as their potential impact was anti-dilutive.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the six months ended June 30, 2024 and 2023, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

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

On August 4, 2023, the lead plaintiffs filed a notice of appeal of the Court’s dismissal of the consolidated amended complaint to the U.S. Court of Appeals for the Second Circuit. After full briefing, the Court of Appeals heard oral argument on June 26, 2024 and the case is pending decision by the Court.

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

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of June 30, 2024.

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

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the fair value of the TRA was $8.7 million and $10.4 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$8,201	$8,724	$10,363	$8,586
Payments	—	—	(1,427)	(1,200)
Fair value adjustment	503	705	(232)	2,043
Ending balance	$8,704	$9,429	$8,704	$9,429

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of June 30, 2024, the Company posted surety bonds in the total amount of $197.8 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

12.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$416,573	$343,719	$415,632	$416,500

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

The fair value of the Term Loan Facility and Other Debt is estimated using Level 2 inputs. The carrying values of the Term Loan Facility outstanding under the Senior Secured Credit facility recorded in the condensed consolidated balance sheets approximate fair value due to the variable nature of the interest rates.

Other Debt with an aggregate carrying value of $37.7 million, consists only of variable rate obligations. The carrying value of these variable rate obligations approximate fair value due to the variable nature of the interest rates.

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

RSU activity under the 2020 Plan during the six months ended June 30, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2023	1,670,509	$15.44
Shares granted	1,104,000	12.19
Shares vested	(681,353)	15.49
Shares forfeited	(141,562)	15.11
Outstanding non-vested, June 30, 2024	1,951,594	$13.57

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the six months ended June 30, 2024 and 2023:

	2024	2023
Volatility	79%	90%
Risk-free interest rate	4.62%	3.74%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the six months ended June 30, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2023	692,473	$14.54
Shares granted	586,316	11.74
Shares vested	—	—
Shares forfeited	(128,399)	21.53
Outstanding non-vested, June 30, 2024	1,150,390	$12.80

For three months ended June 30, 2024 and 2023, the Company recognized $0.8 million and $5.2 million, respectively, in equity-based compensation costs. For six months ended June 30, 2024 and 2023, the Company recognized $4.8 million and $8.6 million, respectively, in equity-based compensation costs. At June 30, 2024, the Company had $26.7 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.2 years each.

Deferred Compensation Plan
On May 21, 2024, the Human Capital Committee (the “Committee”) of the Board of Directors (the “Board”) of Array Technologies, Inc. adopted the Array Tech, Inc. Deferred Compensation Plan (the “Plan”). The Plan is a non-qualified deferred compensation plan intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Participation in the Plan is voluntary and is currently available to U.S. employees of the Company and its subsidiaries at the level of Vice President and above.

The Plan allows participants to defer up to 50% of their base salary and/or up to 100% of their cash incentive compensation. There is no maximum dollar limit on the amount that may be deferred by a participant in any year.

In addition, the Company will make a matching contribution to the Plan in respect of cash compensation that could not be recognized under the Company’s 401(k) plan due to the Code Section 401(a)(17) compensation limit ($0.3 million for 2024). The Plan matching contribution will be equal to the matching contribution for the Company’s 401(k) plan for the applicable year. Under the terms of the Plan, the Company may also provide discretionary contributions to participants annually as determined by the Committee. The participants are 100%

vested in the amount they defer, and any Company contributions will vest fully on the second anniversary of the date on which the Company contribution was made.

Compensation deferred pursuant to the Plan, along with any Company contributions to the Plan, may be invested by participants in various investment fund vehicles, which mirror the investment fund vehicles offered to participants as part of the Company’s 401(k) plan.

Compensation deferred pursuant to the Plan will be distributed in accordance with elections made by the participant. Participants may elect to receive distributions upon a separation from service or a specified date in the form of a lump sum payment or annual installment payments for up to ten years, for distributions following a separation from service, or five years, for distributions upon a specified date. Compensation deferred pursuant to the Plan may also be distributed in the form of a lump sum benefit in the event of the participant’s death, disability, or unforeseeable emergency that results in “severe financial hardship,” as contemplated by Section 409A of the Code.

The Plan does not require the Company to establish any trust, escrow account, or other mechanism to hold the participant deferrals and Company contributions. The obligations of the Company under the Plan are general unsecured obligations.

The Company may amend the Plan at any time, except that no such amendment or termination may adversely affect a participant’s right with respect to the amount of the participant’s accounts as of the date of such amendment or termination. The Company may terminate the Plan at any time, in accordance with the requirements of Section 409A of the Code, and pay the participants their vested amounts in a single lump sum or on a schedule determined by the Committee.

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

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Array Legacy Operations	$185,160	$345,261	$299,541	$650,465
STI Operations	70,606	162,464	109,628	234,033
Total	$255,766	$507,725	$409,169	$884,498

Gross Profit
Array Legacy Operations	$77,306	$102,950	$126,392	$182,785
STI Operations	8,647	43,452	14,651	61,157
Total	$85,953	$146,402	$141,043	$243,942

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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the six months ended June 30, 2024, we derived 72% and 28% of our revenues from customers in the U.S. and the rest of the world, respectively. As of June 30, 2024, we had shipped more than 77.4 gigawatts of trackers to customers worldwide.

Our corporate headquarters are located in Albuquerque, New Mexico. As of June 30, 2024, we had 1,013 full-time employees.

Research and Development
The Company incurs research and development (“R&D”) costs during its process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Total engineering expense was $4.1 million and $4.3 million during the three months ended June 30, 2024 and 2023, respectively, of which $1.8 million and $2.3 million were related to R&D activities performed by the Company during the same period, respectively. Total engineering expense was $8.3 million and $8.2 million during the six months ended June 30, 2024 and 2023, respectively, of which $3.7 million and $4.4 million were related to R&D activities performed by the Company during the same period, respectively.

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

Reversal of Out-of-Period Adjustment Recorded During 2023 Interim Periods
Capped Calls and Put Option
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

Factors Affecting Results of Operations
Project Timing
Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another for any reason may cause our results of operations for a particular period to fall below expectations and make the timing of revenue difficult to forecast. Our end-users’ ability to install solar energy systems has been affected by a number of factors including:

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
•Uncertainty regarding potential tariffs. On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the U.S. International Trade Commission (the “USITC”) seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. The USITC made a preliminary affirmative determination on June 7, 2024, and the USDOC is expected to make its preliminary determination in November of 2024. As a result of these preliminary and expected preliminary determinations, we have had customers determine to pre-emptively change panel selection or plan on project delays in consideration of a potential panel selection change. Once the impact of any potential tariffs is clear, customers can better understand their impact on panel costs and can make relevant timing decisions for specific projects.
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
•Macroeconomic factors. There has been a rapid depreciation of the Brazilian Real in conjunction with existing pricing pressures on energy in the Brazilian market. Due to these dynamics, the economic cases for the power purchase agreements, or PPAs, for many solar projects have become less attractive for our customers. Many of the developers of these projects are now signaling delays as they renegotiate the pricing of these PPAs.
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

45X Credit
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

During the six months ended June 30, 2024, we entered into vendor rebate agreements pertaining to additional parts we concluded qualify as structural fasteners in accordance with the IRC 45X Advanced Manufacturing Production Credit. We are pursuing initiatives to obtain further clarity regarding the eligibility of additional parts that qualify for the 45X Manufacturing Credit in conjunction with negotiating the split of the 45X benefits with suppliers for parts we do not manufacture internally.

Domestic Content Safe Harbor Guidance
The IRS issued Notice 2023-38 in May of 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties still exist under this guidance, like whose costs would be used (the manufacturer’s cost, a vendor’s cost to acquire, etc.) and how to define manufactured product components associated with trackers. In May of 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. Notice 2024-41 and the elective safe harbor described therein has clarified some pre-existing uncertainty in the industry from Notice 2023-38, , but it has also introduced uncertainty of its own regarding issues such as what qualifies as a “fastener.” These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity.

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

Impact of Attacks on Shipping in the Red Sea
The disruption of container shipping traffic through the Red Sea has created port congestion, especially in Asia, affecting transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. To address the challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures aim to reduce delays to get the product to project sites on time. There is still uncertainty on how long these disruptions and the severity of their impact on our operations will last, but we continue to monitor the situation and evaluate our procurement and supply chain strategies, as to reduce any negative impact on our business, financial condition, and results of operations.

Inflation
Inflationary pressures persist and may continue to negatively impact our results of operations. To mitigate the inflationary pressures on our business, despite our ASPs decreasing due to the current deflationary environment for commodities like steel, we have continued to accelerate our productivity initiatives, expanded our supplier base, and continued to execute on our overhead cost containment practices.

Impact of AD/CVD Petitions and Determinations
The United States currently imposes antidumping and countervailing duties (“AD/CVD”) on certain imported crystalline silicon PV(“CSPV”) cells and modules from China and Taiwan. Such AD/CVD can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”). In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the AD/CVD orders on the projects that are also intended to use our products, with such impact being largely out of our control. We have seen a number of projects in our order book delayed as a result of the USDOC investigation, and effective enforcement of the AD/CVD orders could negatively impact our results of operations.

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

The possibility of additional tariffs and duties in the future like those described above has created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

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

Inflation Reduction Act 45X Credits
During the three months ended June 30, 2024, the Company concluded that certain parts manufactured by the Company qualify for the 45X Advanced Manufacturing Production Credits. As a result, the Company recorded it an immaterial cumulative catch-up for 45X Advanced Manufacturing Production Credits related to torque tubes manufactured by the Company and sold from January 1, 2023 through March 31, 2024.

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

Results of Operations
The following table sets forth our consolidated statement of operations (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Revenue	$255,766	$507,725	$(251,959)	(50)%	$409,169	$884,498	$(475,329)	(54)%
Cost of revenue
Cost of product and service revenue	166,173	357,683	(191,510)	(54)%	260,847	633,277	(372,430)	(59)%
Amortization of developed technology	3,640	3,640	—	—%	7,279	7,279	—	—%
Total cost of revenue	169,813	361,323	(191,510)	(53)%	268,126	640,556	(372,430)	(58)%
Gross profit	85,953	146,402	(60,449)	(41)%	141,043	243,942	(102,899)	(42)%

Operating expenses
General and administrative	36,971	40,250	(3,279)	(8)%	74,755	78,392	(3,637)	(5)%
Change in fair value of contingent consideration	503	705	202	29%	(232)	2,043	2,275	111%
Depreciation and amortization	8,877	9,206	(329)	(4)%	18,504	19,808	(1,304)	(7)%
Total operating expenses	46,351	50,161	(3,810)	(8)%	93,027	100,243	(7,216)	(7)%

Income from operations	39,602	96,241	(56,639)	(59)%	48,016	143,699	(95,683)	(67)%

Other (loss) income, net	(1,794)	125	(1,919)	(1535)%	(980)	319	(1,299)	(407)%
Interest income	4,782	1,468	3,314	226%	8,462	2,699	5,763	214%
Foreign currency (loss) gain, net	(468)	260	(728)	(280)%	(967)	66	(1,033)	(1565)%
Interest expense	(8,614)	(11,577)	(2,963)	(26)%	(17,554)	(22,308)	(4,754)	(21)%
Total other expense, net	(6,094)	(9,724)	(2,296)	(24)%	(11,039)	(19,224)	(8,185)	(43)%

Income before income tax expense	33,508	86,517	(58,935)	(68)%	36,977	124,475	(87,498)	(70)%
Income tax expense	7,810	21,352	(13,542)	(63)%	9,114	29,675	(20,561)	(69)%
Net income	$25,698	$65,165	$(45,393)	(70)%	$27,863	$94,800	$(66,937)	(71)%

The following table provides details on our operating results by reportable segment for the respective periods (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Revenue
Array Legacy Operations	$185,160	$345,261	$(160,101)	(46)%	$299,541	$650,465	$(350,924)	(54)%
STI Operations	70,606	162,464	(91,858)	(57)%	109,628	234,033	(124,405)	(53)%
Total	$255,766	$507,725	$(251,959)	(50)%	$409,169	$884,498	$(475,329)	(54)%

Gross Profit
Array Legacy Operations	$77,306	$102,950	$(25,644)	(25)%	$126,392	$182,785	$(56,393)	(31)%
STI Operations	8,647	43,452	(34,805)	(80)%	14,651	61,157	(46,506)	(76)%
Total	$85,953	$146,402	$(60,449)	(41)%	$141,043	$243,942	$(102,899)	(42)%

Comparison of the three months ended June 30, 2024 and 2023

Revenue
Consolidated revenue decreased $252.0 million, or 50%, driven by a decrease in Array Legacy Operations of 46% and STI Operations of 57%.

The $160.1 million, or 46%, revenue decrease in Array Legacy Operations was driven by a decrease in the number of megawatts shipped, due primarily to project delays from our customers and an ASP decrease on lower input costs per watt.

The $91.9 million, or 57%, revenue decrease in STI Operations was driven by a decrease in the number of megawatts shipped, largely due to a year-over-year shift from larger utility-scale projects to smaller distributed generation projects and an ASP decrease due to a smaller percentage of projects with construction services.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $191.5 million, or 53%, driven primarily by a reduction in revenue combined with lower input costs per watt resulting from commodities coupled with supply chain and engineering cost out initiatives and the realization of 45X benefits associated with torque tubes and structural fasteners.

Consolidated gross profit decreased by $60.4 million, or 41%. As a percentage of revenue, consolidated gross profit increased to 34% for the three months ended June 30, 2024, as compared to 29% during the same period in the prior year.

Array Legacy Operations gross profit decreased by $25.6 million, or 25%. As a percentage of revenue, gross profit increased to 42% from 30% for the three months ended June 30, 2024 and 2023, respectively. The increase in gross profit as a percent of revenue was driven by continued performance of our core gross margins, enhanced by the realization of 45X benefits associated with torque tubes and structural fasteners.

STI Operations gross profit decreased by $34.8 million, or 80%. As a percentage of revenue, gross profit for STI Operations decreased to 12% from 27% for the three months ended June 30, 2024 and 2023, respectively, driven primarily by higher costs of locally sourced material to support on-time delivery for customers.

Operating Expenses
Consolidated general and administrative expenses decreased by $3.3 million, or 8%. The decrease was primarily due to a change in estimate related to performance-based equity compensation and lower professional and consulting fees as a result of our initiative to reduce fees and internalize activities that were historically outsourced, more than offsetting incremental recruiting costs, and incremental severance costs

Change in the fair value of contingent consideration resulted in a loss of $0.5 million.

Consolidated depreciation and amortization decreased by $0.3 million or 4%, effectively flat when compared to the same period in the prior year.

Interest Income
Consolidated interest income increased by $3.3 million, or 226%, due to higher cash on hand during the second quarter of 2024, coupled with higher interest rates.

Interest Expense
Consolidated interest expense decreased by $3.0 million, or 26%, primarily due to impact of the $74.3 million of principal pay downs on our Term Loan during 2023. These pay downs were the result of focused efforts to decrease our outstanding debt balance with free cash flows from operations.

Income Tax Expense
Consolidated income tax decreased by $13.5 million, or 63%. The Company recorded income tax expense of $7.8 million for the three months ended June 30, 2024, compared to income tax expense of $21.4 million for the three months ended June 30, 2023. Our effective tax rate was 23.3% for the three months ended June 30, 2024, and 24.7% for the three months ended June 30, 2023. The tax expense for the three months ended June 30, 2024, was impacted by legislation in Brazil which resulted in a local tax incentive no longer being exempt from federal income tax beginning in 2024. Additionally, tax expense of $0.1 million was recorded discretely related to equity-based compensation. The tax expense for the three months ended June 30, 2023, was unfavorably impacted by higher income reported in non-U.S. jurisdictions, partially offset by benefits related to excess stock compensation deductions of $0.8 million recorded discretely during the quarter.

Comparison of the six months ended June 30, 2024 and 2023

Revenue
Consolidated revenue decreased, $475.3 million, or 54%, driven by a decrease at Array Legacy Operations of $350.9 million and a decrease at STI Operations of $124.4 million.

The $350.9 million, or 54%, revenue decrease at Array Legacy Operations was driven by a decrease in the number of megawatts shipped and an ASP decrease due to lower input costs per watt.

The $124.4 million, or 53%, revenue decrease at STI Operations was driven by a decrease in the number of megawatts shipped, largely due to a year-over-year shift from larger utility-scale projects to smaller distributed generation projects and an ASP decrease due to a smaller percentage of projects with construction services.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $372.4 million, or 58%, driven primarily by a reduction in revenue combined with lower input costs per watt resulting from commodities coupled with supply chain and engineering cost out initiatives and the realization of 45X benefits associated with torque tubes and structural fasteners.

Consolidated gross profit decreased by $102.9 million, or 42%. As a percentage of revenue, consolidated gross profit increased to 34% for the six months ended June 30, 2024, as compared to 28% during the same period in the prior year.

Array Legacy Operations gross profit decreased by $56.4 million, or 31%. As a percentage of revenue, gross profit at Array Legacy Operations increased to 42% from 28% for the six months ended June 30, 2024 and 2023, respectively. The increase in gross profit as a percent of revenue was primarily driven by the realization of 45X benefits associated with torque tubes and structural fasteners. The Company also recognized a one-time $4.0 million settlement with one of our vendors during the first quarter as a reduction of Cost of revenue.

STI Operations gross profit decreased by $46.5 million, or 76%. As a percentage of revenue, gross profit for STI Operations decreased to 13% from 26% for the six months ended June 30, 2024 and 2023, respectively, driven primarily by higher costs of locally sourced material to support on-time delivery for customers.

Operating Expenses
Consolidated general and administrative expenses decreased by $3.6 million, or 5%. The decrease was primarily due to a change in estimate related to performance-based equity compensation and lower professional and consulting fees as a result of our initiative to reduce fees and internalize activities that were historically outsourced, more than offsetting incremental recruiting costs, and incremental severance costs.

Change in the fair value of contingent consideration resulted in a gain of $0.2 million.

Consolidated depreciation and amortization expense decreased by $1.3 million, or 7%, due to the decrease in the amortization of intangibles of $1.8 million, driven by a subset of intangible assets acquired in January 2022, becoming fully amortized during the first quarter of 2023.

Interest Income
Consolidated interest income increased by $5.8 million, or 214%, due to higher cash on hand during the six months ended June 30, 2024, coupled with higher interest rates.

Interest Expense
Consolidated interest expense decreased by $4.8 million, or 21%, primarily due to $74.3 million of principal pay downs on our Term Loan during 2023. These pay downs were the result of focused efforts to decrease our outstanding debt balance with free cash flows from operations.

Income Tax Expense
Consolidated income tax decreased by $20.6 million, or 69%. The Company recorded income tax expense of $9.1 million for the six months ended June 30, 2024, compared to an expense of $29.7 million for the six months ended June 30, 2023. Our effective tax rate was 24.6% and 23.8% for the six months ended June 30, 2024 and 2023, respectively. The income tax expense for the six months ended June 30, 2024, was impacted by legislation in Brazil which resulted in a local tax incentive no longer being exempt from federal income tax beginning in 2024. Additionally, tax expense of $0.5 million was recorded discretely related to equity-based compensation. The tax expense for the six months ended June 30, 2023, was unfavorably impacted by higher income reported in non-U.S. jurisdictions, partially offset by benefits related to excess stock compensation deductions of $1.2 million recorded discretely.

Liquidity and Capital Resources
Divestiture of Investment in Equity Securities
In June 2024, we divested 100 percent of our equity investment in preferred stock of a private company we purchased in 2021. We received $12.0 million in proceeds for the divestiture. The proceeds were received in July 2024, therefore we recorded a receivable in the amount of $12.0 million in Prepaid expenses and other on the condensed consolidated balance sheet at June 30, 2024. No gain or loss resulted from the transaction.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$51,459	$66,356
Net cash used in investing activities	(4,488)	(9,424)
Net cash used in financing activities	(4,144)	(39,314)
Effect of exchange rate changes on cash and cash equivalents	(9,587)	4,447
Net change in cash and cash equivalents	$33,240	$22,065

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

As of June 30, 2024, our cash balance was $282.3 million, of which $45.5 million was held outside the U.S., and net working capital was $511.4 million. We had outstanding borrowings of $236.0 million under our $575 million Term Loan Facility and $184.1 million available to us under our $200 million Revolving Credit Facility.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Operating Activities
For the six months ended June 30, 2024, cash provided by operating activities was $51.5 million, of which $61.7 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of depreciation and amortization, amortization of developed technology, and equity-based compensation.

For the six months ended June 30, 2023, cash provided by operating activities was $66.4 million, of which $139.8 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of deferred tax expense, depreciation and amortization, equity-based compensation and both a $30.5 million increase in accounts payable and a $22.8 million decrease in inventory. These increases were partially offset by an $81.0 million increase in accounts receivable and a $64.1 million decrease in deferred revenue.

Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $4.5 million, all of which was related to the purchase of property, plant and equipment, net of dispositions.

For the six months ended June 30, 2023, net cash used in investing activities was $9.4 million, all of which was related to the purchase of property, plant and equipment.

Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities was $4.1 million, driven primarily by a $12.7 million net reduction of other debt and $2.2 million in payments on our Term Loan Facility, as well as $1.4 million in TRA payments issued during the six months ended June 30, 2024.

For the six months ended June 30, 2023, net cash used in financing activities was $39.3 million, driven primarily by $22.2 million in payments on our Term Loan Facility and a $14.5 million net reduction of other debt.

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

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of June 30, 2024, we posted surety bonds in the total amount of approximately $197.8 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

During the second quarter of 2024, we noted facts and circumstances around our STI Operations reporting unit Goodwill, were indicative that the fair value could be less than its carrying value. Accordingly, with the assistance of a third-party specialist, we performed the first step of the goodwill impairment test (“Step One”).

The Step One impairment test consisted primarily of a DCF analysis compared to a GPC analysis to determine the fair value of the STI reporting unit. The significant assumptions used in determining the fair values primarily related to the selection of EBITDA multiples used in the GPC analysis, and the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used in the DCF model. As a result of the Step One impairment test performed, we concluded the fair value of Goodwill of the STI reporting unit was greater than its carrying value, thus the STI reporting unit was not impaired as of June 30, 2024.

Long-lived Assets
We review long-lived assets, including our finite-lived intangible assets, for impairment whenever events or changes in circumstances, indicate that the carrying value of the long-lived assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

During the second quarter of 2024, we noted facts and circumstances indicated that the STI asset groups may not be recoverable, and that the carrying value may not be recoverable. We performed a recoverability test over our asset groups by comparing the sum of the estimated undiscounted future cash flows of the STI asset groups to the carrying amounts at June 30, 2024. The result of the recoverability test indicated the sum of the expected future undiscounted cash flows was greater than the carrying amount of the STI asset groups. Accordingly, we concluded the long-lived assets of STI were not impaired as of June 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer, also acting as interim Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the following outstanding material weakness previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, as described below.

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

After giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation of Previously Identified Material Weakness
The following entity level material weakness was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023:

•We have identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified personnel at the appropriate levels to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP.

Since the fourth quarter of 2023, management has been executing plans to remediate the above material weakness by hiring a robust team of experienced personnel at the appropriate levels. These personnel have been hired at our international and domestic locations, and have prior public accounting and public company experience, technical accounting experience, and financial reporting experience. In connection with these remediation efforts, we have also realigned the accounting functions to strengthen the performance of controls, and enhanced monitoring activities. Considering the fact these individuals have been in their respective roles and were able to effectively perform control activities as part of the first and second quarter 2024 financial reporting process, management concluded sufficient evidence has been obtained to demonstrate the previously identified material weakness has been remediated as of June 30, 2024.

Remediation Plan for Previously Identified Material Weakness
We are actively focusing on effectively strengthening our ICFR and remediating the remaining material weakness by designing and implementing the following actions:

Control Activities – (STI): During the second quarter of 2024, we implemented an Enterprise Resource Planning system (“ERP”) for our operations in Brazil, which resulted in our ability to be able to implement automated controls and General Information Technology Controls, which will allow for less reliance on manual controls.

The steps involved to remediate the material weakness are subject to ongoing management review, as well as oversight by the audit committee of our board of directors. Additional or modified measures may also be required to remediate the material weakness. We will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and have operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, except for the changes discussed above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, and to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2023 Annual Report.

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

In addition, we have had, and may continue to have, customers experience project delays for reasons as varied as changes in government regulations, including the impact of U.S. trade tariffs and uncertainty relating to the imposition of additional potential tariffs, supply chain challenges, tax incentives, macroeconomic factors abroad, and the interest rate environment. Any unexpected delay in a material project could materially adversely affect our financial performance in a fiscal period. Our financial performance, sales, working capital requirements and cash flow may fluctuate, and our past results of operations may not be good indicators of future performance. Any substantial decrease in revenues would have an adverse effect on our financial condition, results of operations, cash flows and stock price for any given period.

Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

Escalating trade tensions, particularly between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 301 of the Trade Act of 1974 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. In addition, the threat of potential tariffs can create uncertainty among our customers and slow down the rate of existing projects and projects in our orderbook.

For example, in January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. On February 4, 2022, President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the U.S. Trade Representative to conclude agreements with Canada and Mexico on trade in solar products. On July 7, 2022, the U.S. and Canada entered into a non-binding memorandum of understanding in which the U.S. agreed to suspend application of the safeguard tariff to Canadian crystalline silicon photovoltaic cells imported as of February 1, 2022. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the U.S. adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to unexpected delays or decreased demand for our products.

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

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. Our operating results could be adversely impacted if the USDOC imposes duties on such imports. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the U.S. International Trade Commission (the “USITC”) seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. The USITC made a preliminary affirmative determination on June 7, 2024, and the USDOC is expected to make its preliminary determination in November of 2024. We have been told by our customers that the uncertainty around the implementation of these tariffs has and could continue to result in delays in plans for their projects, which in turn has an impact on the timing of our project delivery.

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

Our quarterly results of operations are diﬃcult to predict and may ﬂuctuate signiﬁcantly in the future. Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another may cause our results of operations for a particular period to fall below expectations. We have experienced seasonal and quarterly ﬂuctuations in the past as a result of ﬂuctuations in our customers’ businesses, changes in local and global market trends, seasonal weather-related disruptions, regulatory uncertainty, uncertainty regarding tariffs, permitting and interconnection delays and equipment shortages. For example, our customers’ ability to install solar energy systems is aﬀected by weather, such as during the winter months. Inclement weather may also aﬀect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects.

Further, given that we operate in a rapidly growing industry, the true extent of these fluctuations may be difficult to predict. Our financial performance, sales, working capital requirements and cash flows may fluctuate, and our past quarterly results of operations may not be good indicators of future performance or prospects. Any substantial fluctuation in revenues could have an adverse effect on our financial condition, results of operations, cash flows and stock price for any given period. In addition, revenue, and other operating results in future fiscal quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.

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

The IRA makes significant changes to the tax credit regime that applies to solar facilities. As a result of changes made by the IRA, U.S. taxpayers generally will be entitled to a 30% ITC for projects placed in service after 2021, increased to 40% if certain “domestic content” requirements are satisfied, subject, in each case, to an 80% reduction if certain wage and apprenticeship requirements are not satisfied or deemed satisfied (either because the project has a net output of less than 1 megawatt or because construction begins before January 29, 2023, the date that is 60 days after the IRS released guidance relating to the prevailing wage and apprenticeship requirements). The IRS issued Notice 2023-38 in May of 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties still exist under this guidance, like whose costs would be used (the manufacturer’s cost, a vendor’s cost to acquire, etc.) and how to define manufactured product components associated with trackers. In May of 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. Notice 2024-41 and the elective safe harbor described therein has clarified some pre-existing uncertainty in the industry from Notice 2023-38, , but it has also introduced uncertainty of its own regarding issues such as what qualifies as a “fastener.” These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity, thereby having a negative effect on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2024, none of our directors or officers adopted, amended or terminated any such plan or trading arrangement.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.1	Array Technologies, Inc. Deferred Compensation Plan	8-K	5/24/2024	10.1
10.2	Transition and Separation Agreement, dated June 5, 2024, by and between Array Technologies, Inc. and Kurt Wood
31.1*	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document

Number	Exhibit Description	Form	Date	No.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	August 8, 2024
Kevin G. Hostetler
Chief Executive Officer and Interim Chief Financial Officer