Form 10-Q
period 2024-09-30
Array Technologies, Inc.
filed 2024-11-07
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 4, 2024, there were 151,942,981 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$332,372	$249,080
Accounts receivable, net of allowance of $6,614 and $3,824, respectively	282,117	332,152
Inventories	195,697	161,964
Prepaid expenses and other	92,096	89,085
Total current assets	902,282	832,281

Property, plant and equipment, net	27,629	27,893
Goodwill	250,873	435,591
Other intangible assets, net	301,599	354,389
Deferred income tax assets	15,716	15,870
Other assets	65,005	40,717
Total assets	$1,563,104	$1,706,741

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$149,202	$119,498
Accrued expenses and other	48,952	70,211
Accrued warranty reserve	1,503	2,790
Income tax payable	1,437	5,754
Deferred revenue	112,618	66,488
Current portion of contingent consideration	1,873	1,427
Current portion of debt	28,055	21,472
Other current liabilities	31,248	48,051
Total current liabilities	374,888	335,691

Deferred income tax liabilities	55,253	66,858
Contingent consideration, net of current portion	6,792	8,936
Other long-term liabilities	16,885	20,428
Long-term warranty	3,889	3,372
Long-term debt, net of current portion	648,318	660,948
Total liabilities	1,106,025	1,096,233

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	September 30, 2024	December 31, 2023
Commitments and contingencies (Note 11)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 453,674 and 432,759 shares issued as of September 30, 2024 and December 31, 2023, respectively; liquidation preference of $493.1 million at both dates	392,592	351,260

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 151,934,046 and 151,242,120 shares issued at respective dates	151	151
Additional paid-in capital	308,347	344,517
Accumulated deficit	(243,721)	(130,230)
Accumulated other comprehensive income	(290)	44,810
Total stockholders’ equity	64,487	259,248
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,563,104	$1,706,741

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$231,406	$350,438	$640,575	$1,234,936
Cost of revenue
Cost of product and service revenue	149,452	259,419	410,299	892,696
Amortization of developed technology	3,639	3,640	10,918	10,918
Total cost of revenue	153,091	263,059	421,217	903,614
Gross profit	78,315	87,379	219,358	331,322

Operating expenses
General and administrative	40,149	37,432	114,904	115,825
Change in fair value of contingent consideration	(39)	190	(271)	2,232
Depreciation and amortization	8,880	9,552	27,384	29,361
Goodwill impairment	162,000	—	162,000	—
Total operating expenses	210,990	47,174	304,017	147,418

(Loss) income from operations	(132,675)	40,205	(84,659)	183,904

Other loss, net	(682)	(446)	(1,662)	(127)
Interest income	4,223	3,425	12,685	6,124
Foreign currency (loss) gain, net	(106)	207	(1,073)	273
Interest expense	(8,264)	(13,064)	(25,818)	(35,372)
Total other expense, net	(4,829)	(9,878)	(15,868)	(29,102)

(Loss) income before income tax expense	(137,504)	30,327	(100,527)	154,802
Income tax expense	3,850	7,229	12,964	36,904
Net (loss) income	(141,354)	23,098	(113,491)	117,898
Preferred dividends and accretion	14,080	13,091	41,332	38,359
Net (loss) income to common shareholders	$(155,434)	$10,007	$(154,823)	$79,539

(Loss) income per common share
Basic	$(1.02)	$0.07	$(1.02)	$0.52
Diluted	$(1.02)	$0.07	$(1.02)	$0.52
Weighted average number of common shares outstanding
Basic	151,923	151,068	151,691	150,865
Diluted	151,923	152,323	151,691	152,083

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(141,354)	$23,098	$(113,491)	$117,898
Foreign currency translation(1)	17,910	(22,495)	(45,100)	15,289
Comprehensive (loss) income	$(123,444)	$603	$(158,591)	$133,187
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended September 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2024	446	$378,512	—	$—	151,875	$151	$320,379	$(102,367)	$(18,200)	$199,963
Equity-based compensation	—	—	—	—	59	—	2,060	—	—	2,060
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(12)	—	—	(12)
Preferred cumulative dividends plus accretion	7	14,080	—	—	—	—	(14,080)	—	—	(14,080)
Net loss	—	—	—	—	—	—	—	(141,354)	—	(141,354)
Foreign currency translation	—	—	—	—	—	—	—	—	17,910	17,910
Balance at September 30, 2024	453	$392,592	—	$—	151,934	$151	$308,347	$(243,721)	$(290)	$64,487

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Three Months Ended September 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2023	419	$324,838	—	$—	151,049	$151	$364,710	$(172,670)	$46,209	$238,400
Equity-based compensation	—	—	—	—	22	—	3,383	—	—	3,383
Preferred cumulative dividends plus accretion	7	13,091	—	—	—	—	(13,091)	—	—	(13,091)
Net income	—	—	—	—	—	—	—	23,098	—	23,098
Other comprehensive income	—		—	—	—	—	—	—	(22,495)	(22,495)
Balance at September 30, 2023	426	$337,929	—	$—	151,071	$151	$355,002	$(149,572)	$23,714	$229,295

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Nine Months Ended September 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2023	432	$351,260	—	$—	151,242	$151	$344,517	$(130,230)	$44,810	$259,248
Equity-based compensation	—	—	—	—	692	—	6,896	—	—	6,896
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,734)	—	—	(1,734)
Preferred cumulative dividends plus accretion	21	41,332	—	—	—	—	(41,332)	—	—	(41,332)
Net loss	—	—	—	—	—	—	—	(113,491)	—	(113,491)
Foreign currency translation	—	—	—	—	—	—	—	—	(45,100)	(45,100)
Balance at September 30, 2024	453	$392,592	—	$—	151,934	$151	$308,347	$(243,721)	$(290)	$64,487

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (continued)
(unaudited)
(in thousands)
Nine Months Ended September 30, 2023

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2022	406	$299,570	—	$—	150,513	150	383,176	(267,470)	8,425	124,281
Equity-based compensation	—	—	—	—	558	1	11,694	—	—	11,695
Preferred cumulative dividends plus accretion and commitment fees	20	38,359	—	—	—	—	(39,868)	—	—	(39,868)
Net income	—	—	—	—	—	—	—	117,898	—	117,898
Foreign currency translation	—	—	—	—	—	—	—	—	15,289	15,289
Balance at September 30, 2023	426	$337,929	—	$—	151,071	$151	$355,002	$(149,572)	$23,714	$229,295

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net (loss) income	$(113,491)	$117,898
Adjustments to net income:
Goodwill impairment	162,000	—
Provision for bad debts	3,415	(117)
Deferred tax benefit	(7,279)	(2,328)
Depreciation and amortization	29,015	30,318
Amortization of developed technology	10,918	10,918
Amortization of debt discount and issuance costs	4,652	9,123
Equity-based compensation	6,851	11,695
Change in fair value of contingent consideration	(271)	2,232
Warranty provision	36	451
Write-down of inventories	2,481	4,587
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	41,865	(6,364)
Inventories	(29,964)	12,554
Income tax receivables	(4,145)	3,165
Prepaid expenses and other	(45,203)	(2,140)
Accounts payable	33,705	14,443
Accrued expenses and other	(34,928)	18,484
Income tax payable	(4,653)	(730)
Lease liabilities	(5,730)	(8,050)
Deferred revenue	47,120	(78,165)
Net cash provided by operating activities	96,394	137,974
Investing activities
Purchase of property, plant and equipment	(5,604)	(11,615)
Retirement/disposal of property, plant and equipment	38	—
Sale of equity investment	11,975	—
Net cash provided by (used in) investing activities	6,409	(11,615)
Financing activities
Series A equity issuance costs	—	(1,509)
Tax withholding related to vesting of equity-based compensation	(1,734)	—
Proceeds from issuance of other debt	19,024	60,516
Principal payments on other debt	(24,879)	(69,024)
Principal payments on term loan facility	(3,225)	(73,225)
Contingent consideration payments	(1,427)	(1,200)
Net cash used in financing activities	(12,241)	(84,442)

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Effect of exchange rate changes on cash and cash equivalent balances	(7,270)	(1,808)
Net change in cash and cash equivalents	83,292	40,109
Cash and cash equivalents, beginning of period	249,080	133,901
Cash and cash equivalents, end of period	$332,372	$174,010

Supplemental cash flow information
Cash paid for interest	$29,666	$36,136
Cash paid for income taxes (net of refunds)	$25,220	$36,797

Non-cash investing and financing activities
Dividends accrued on Series A Preferred	$20,914	$19,567

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

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the SEC. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of results for the interim periods reported. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim periods, or any future year or period. The balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024. The preparation of these condensed consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

Unless expressly stated or the context otherwise requires, the terms “the Company”, “we”, “us”, “our”, “Array”, and “Array Technologies” refer to Array Technologies, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

Reclassifications
Software Implementation Costs
During the first quarter of 2024, the Company reclassified capitalized software costs recorded as Property, plant and equipment, net to Intangible assets, net on the condensed consolidated balance sheets. The reclassification was recorded retrospectively and resulted in a $4.0 million increase to Intangible assets, net at December 31, 2023, with a corresponding decrease in the same amount to Property, plant and equipment, net.

These reclassifications did not impact the Company’s operating income (loss), net income (loss), earnings (loss) per share, or statements of cash flows for any current or historical periods.

Brazil Value-Added Tax Benefit
Revenue in 2023, excludes a Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), that has been reclassified and included in cost of product and service revenue for all periods presented. For the nine months ended September 30, 2023, the Brazil ICMS value-added tax benefit was $19.9 million, which has been included in cost of product and service revenue.

This reclassification had no impact on the Company’s gross profit, income (loss) from operations, net income or income (loss) per common share in the current period. This reclassification also did not impact the condensed consolidated balance sheets or condensed consolidated statements of cash flows.

Divestiture of Investment in Equity Securities
In June 2024, we divested 100% of our equity investment in preferred stock of a private company we purchased in 2021. We received $12.0 million in proceeds for the divestiture in July 2024. No gain or loss resulted from this transaction.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. The Company does not amortize goodwill but instead tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in the Company’s stock price or market capitalization.

Goodwill is assessed for impairment using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company cannot determine if it is more likely than not that the fair value of a reporting unit is greater than its carrying value, a quantitative assessment is performed. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value or the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

When determining the fair value of a reporting unit using the quantitative approach, we determine the fair value of the reporting unit using an income approach based on discounted cash flows. The fair value determined under the income approach is then compared to guideline publicly-traded companies (“GPC”) market place EBITDA multiples to corroborate the fair value of the reporting unit determined under the income approach.

During the three months ended September 30, 2024, the Company identified certain indicators of impairment, and as a result, performed an interim quantitative goodwill impairment test, which resulted in an impairment of goodwill of $162.0 million. See Note 5 – Goodwill and Other Intangibles for additional information.

The Company has one indefinite-lived intangible asset for a Trade name it acquired as part of a past acquisition. The Company performs an annual impairment test on its Trade name indefinite-lived intangible asset, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year. There were no indicators of impairment associated with this Trade name.

Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets, including our finite lived intangible assets, might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset groupings eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the asset group is reduced to its estimated fair value.

During the three months ended September 30, 2024, the Company identified indicators of impairment associated with certain asset groups, and as a result, performed an undiscounted cash flow test, which resulted in no impairment. Refer to Note 5 for further information.

Revenue Recognition
A majority of our revenue is recognized over time as work progresses, and for single performance obligations, we use an input measure, the cost-to-cost method, to determine progress. We review and update the contract related estimates on an ongoing basis and recognize adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of our outstanding performance obligations, and our ability to estimate the remaining costs to be incurred, which are substantially all material costs covered under our material supply agreements with our suppliers, we have not recorded any material catch-up adjustments for the periods presented that would have impacted revenues or EPS related to revisions in our measurement of remaining progress of our performance obligations.

Research and Development
The Company incurs research and development costs during its process of researching and developing new products and significant enhancements to existing products. Research and development costs consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Research and development expense was $1.6 million and $2.0 million during the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $6.4 million during the nine months ended September 30, 2024 and 2023, respectively.

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X Advanced Manufacturing Production Tax Credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has, and will continue to enter into, arrangements with manufacturing vendors that produce 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to Array purchases, in the form of “Vendor Rebates.”

The Company accounts for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time the Company recognizes such rebates as a reduction of cost of product and service revenue on the consolidated statements of operations. As of September 30, 2024, the Company had outstanding Vendor Rebate receivable of $91.6 million, of which $54.3 million was included in Prepaid expenses and other (current) and $37.3 million was included in Other assets (non-current) on the condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding Vendor Rebate receivable of $48.4 million included in Prepaid expenses and other.

Inflation Reduction Act 45X Credits
The Company accounts for the 45X Advanced Manufacturing Production Credit established by the IRA, under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to production costs. The reduction to production costs, from the 45X Advanced Manufacturing Tax credit, is excluded from federal and state income taxes. The tax credit is included in Prepaid and other assets on the condensed consolidated balance sheet dated September 30, 2024.

During the second quarter of 2024, the Company concluded that certain parts manufactured by the Company qualify for the 45X Advanced Manufacturing Production Credits.

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

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements would apply to the Company’s fiscal year beginning January 1, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company’s disclosures.

Immaterial Correction of 2023 Interim Period Condensed Consolidated Financial Statements
Capped Calls
In connection with the pricing of the Convertible Notes, we entered into capped call transactions with the Option Counterparties. At issuance the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to additional paid-in capital. When the Company entered into the Capped Calls, the Company executed certain side letters (the “Side Letters”) with the counterparties that replaced some of the terms described in the primary contract including the volatility inputs used to value the Capped Calls under certain circumstances. Upon further evaluation of the accounting during the three months ended March 31, 2023, the Company concluded that the modification to the volatility inputs in the side letters precluded the Capped Calls from being accounted for as an equity instrument indexed to its own stock and should be accounted for as a freestanding derivative instrument asset recognized at fair value, with subsequent changes in fair value recognized in earnings. During the three months ended March 31, 2023, the Company began to account for the Capped Calls as derivative assets, with subsequent changes in fair value being recorded through earnings. During the three months ended December 31, 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity classification accounting treatment was acceptable. As a result, the Company reclassified the derivative asset recognized at September 30, 2023, as a reduction to equity and reversed the related mark to market adjustments recognized during the nine months ended September 30, 2023.

Redeemable Perpetual Preferred Stock
At issuance, the Company evaluated the accounting for the instruments issued pursuant to the SPA and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract, and Put Option are freestanding instruments that are classified in equity. During the first quarter of 2023, the Company reconsidered the provisions of the Put Option and concluded that it should be accounted for as a freestanding derivative instrument asset accounted for at fair value with subsequent fair value adjustments recognized in earnings. During the fourth quarter of 2023, after consultation with the staff of the Office of the Chief Accountant of the SEC, the Company concluded that the original equity accounting classification was correct. As a result, the Company reclassified the derivative asset recognized during the nine months ended September 30, 2023, as a reduction of equity and also reversed the related fair value adjustments.

Management evaluated the above misstatements and concluded they were not material to the nine months ended September 30, 2023, individually or in aggregate.

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the nine months ended September 30, 2024:

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Change in fair value of derivative assets	$116	$(116)	$—	$(1,140)	$1,140	$—
Total other income (expense)	(9,762)	(116)	(9,878)	(30,242)	1,140	(29,102)
Income (loss) before income tax expense	30,443	(116)	30,327	153,662	1,140	154,802
Income tax expense (benefit)	7,229	—	7,229	39,508	(2,604)	36,904
Net income (loss)	23,214	(116)	23,098	114,154	3,744	117,898
Net income (loss) to common shareholders	10,123	(116)	10,007	75,795	3,744	79,539
Income per common share
Basic	$0.07	$—	$0.07	$0.50	$0.02	$0.52
Diluted	$0.07	$—	$0.07	$0.50	$0.02	$0.52

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income (loss)	$23,214	$(116)	$23,098	$114,154	$3,744	$117,898
Comprehensive income (loss)	$719	$(116)	$603	$129,443	$3,744	$133,187

Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (unaudited)

	Three Months Ended September 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at June 30, 2023	$417,624	$(176,530)	$287,454
Net income	—	23,214	23,214
Balance at September 30, 2023	407,916	(153,316)	278,465
Adjustments
Balance at June 30, 2023	(52,914)	3,860	(49,054)
Net loss	—	(116)	(116)
As Corrected
Balance at June 30, 2023	364,710	(172,670)	238,400
Net income	—	23,098	23,098
Balance at September 30, 2023	$355,002	$(149,572)	$229,295

	Nine Months Ended September 30, 2023
(in thousands)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance at December 31, 2022	$383,176	$(267,470)	$124,281
Correction of the Capped Call and Put Option errors	52,914	—	52,914
Net income	—	114,154	114,154
Balance at September 30, 2023	407,916	(153,316)	278,465
Adjustments
Correction of the Capped Call and Put Option errors	(52,914)	—	(52,914)
Net income	—	3,744	3,744
As Corrected
Balance at December 31, 2022	383,176	(267,470)	124,281
Correction of the Capped Call and Put Option errors	—	—	—
Net income	—	117,898	117,898
Balance at September 30, 2023	$355,002	$(149,572)	$229,295

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net income	$114,154	$3,744	$117,898
Deferred tax expense (benefit)	284	(2,612)	(2,328)
Change in fair value of derivative assets	1,140	(1,140)	—
Income tax payable	$(738)	$8	$(730)

3.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$47,389	$86,614
Finished goods	148,308	75,350
Inventories	$195,697	$161,964

The Company values a portion of its inventory using the moving average cost method that approximates the first-in, first-out method (“FIFO”). As of September 30, 2024, inventory valued using moving average cost and FIFO was $154.6 million and $41.1 million, respectively. As of December 31, 2023, inventory valued using moving average cost and FIFO, was $129.5 million and $32.5 million, respectively.

4.    Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Land	N/A	$1,647	$1,634
Buildings and land improvements	15-39	9,504	9,344
Manufacturing equipment	7	28,099	22,962
Furniture, fixtures and equipment	5-7	4,900	4,770
Vehicles	5	625	688
Hardware	3-5	3,879	3,114
Construction in progress	N/A	2,941	6,199
Total		51,595	48,711
Less: accumulated depreciation		(23,966)	(20,818)
Property, plant and equipment, net		$27,629	$27,893

Depreciation expense was $1.3 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, of which $0.7 million and $0.4 million, respectively, was included in cost of product and service revenue and $0.6 million and $0.3 million, respectively, was included in depreciation and amortization on the accompanying condensed consolidated statements of operations.

Depreciation expense was $3.3 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively, of which $1.6 million and $1.0 million, respectively, was included in cost of product and service revenue and $1.7 million and $0.9 million, respectively, was included in depreciation and amortization on the accompanying condensed consolidated statements of operations.

5.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2024, consisted of the following (in thousands):

	Array Legacy Operations	STI Operations	Total
Beginning balance	$69,727	$365,864	$435,591
Foreign currency translation	—	(22,718)	(22,718)
Impairment charge	—	(162,000)	(162,000)
Ending balance (1)	$69,727	$181,146	$250,873
(1) Goodwill attributable to Array Legacy Operations is net of cumulative impairments of $51.9 million.

During the three months ended September 30, 2024, the Company experienced a sustained decline in its stock price, which hit a 52-week low during the quarter, resulting in a decrease in market capitalization. In addition, the Company updated its long-term projections for the Company’s reporting units and further evaluated the execution risk associated with the Company’s projections. As a result, the Company identified indicators of impairment related to the Company’s reporting units. Management, with the assistance of a third-party valuation specialist, performed an interim quantitative goodwill impairment test of the Array Legacy Operations and STI Operations reporting unit as of September 30, 2024.

The fair value of the Array Legacy Operations and STI Operations reporting unit were determined using the income approach and then compared to the Guideline publicly traded companies (“GPC”) marketplace EBITDA multiples to corroborate the fair value of the reporting unit. As a result of these tests, the Company recorded an impairment of goodwill of $162.0 million related to STI Operations based on an estimated fair value of the STI Operations reporting unit of $455.9 million. Subsequent to recording the impairment of goodwill, the Company reconciled the overall market capitalization of the Company, within a reasonable range, to the sum of the estimated fair values of both of the Company’s reporting units. The estimated fair value of the Array Legacy Operations reporting unit was significantly higher than the carrying balance of the reporting unit.

The significant assumptions used in determining the fair value of the STI Operations reporting unit primarily relate to the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used in the discounted cash flow model under the income approach. Under the GPC method, the selection of EBITDA multiple to be used requires significant judgement. To the extent that the discount rate used in determining the present value of our cash flows increases, if we do not meet the cash flow projections for the reporting unit, or GPC multiples in the future decrease, additional impairment charges may be recorded in the future. In addition, a further decrease in the Company’s common stock share price and market capitalization could be an indication that there has been a further decrease in the fair value of the Company’s reporting units.

Long Lived Assets
As discussed above, there were indicators of impairment that required an interim impairment test for the Legacy Array and STI Operations reporting units. Management considered these events to be a triggering event requiring the long-lived assets associated with the STI Operations reporting unit be tested for impairment (which includes the amortizable intangible assets) as of September 30, 2024. Because the sum of future undiscounted cash flows for the underlying asset groups indicated that the carrying amount of the asset groups were recoverable, no impairment charge was recorded. The difference between the undiscounted cash flows of the Company’s reporting groups and carrying balance of its reporting groups was significant as of September 30, 2024.

As of September 30, 2024, no events or circumstances were noted that would indicate the carrying amount of any of Legacy Array’s asset groups may not be recoverable.

Other Intangible Assets, Net
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Amortizable:
Developed technology	14	$203,800	$203,800
Computer software	3	1,245	5,267
Customer relationships	10	320,489	336,134
Backlog	1	50,605	54,438
Trade name	20	26,000	27,061
Total amortizable intangibles		602,139	626,700
Accumulated amortization:
Developed technology		119,822	108,905
Computer software		522	1,274
Customer relationships		136,354	115,444
Backlog		50,605	54,322
Trade name		3,537	2,666
Total accumulated amortization		310,840	282,611
Total amortizable intangibles, net		291,299	344,089

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$301,599	$354,389

Amortization expense related to intangible assets was $11.9 million and $12.8 million for the three months ended September 30, 2024 and 2023, respectively, of which $3.6 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $8.3 million and $9.2 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Amortization expense related to intangible assets was $36.6 million and $39.3 million for the nine months ended September 30, 2024 and 2023, respectively, of which $10.9 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $25.7 million and $28.4 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of September 30, 2024, is as follows (in thousands):

Amount
Remainder of 2024	$11,987
2025	47,946
2026	43,635
2027	39,041
2028	39,041
Thereafter	109,649
$291,299

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

The Company recorded income tax expense of $3.9 million and $7.2 million for the three months ended September 30, 2024 and 2023, respectively, and an expense of $13.0 million and $36.9 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax expense for the nine months ended September 30, 2024 was favorably impacted by lower profits in non-US jurisdictions and additional tax credits recorded during the period. This was partially offset by legislative changes in Brazil where a local tax incentive is no longer being exempt from Federal income tax beginning in 2024. Additionally, tax expense of $0.5 million related to equity-based compensation, was recorded discretely. No tax benefit was recorded on the goodwill impairment recorded in the nine months ended September 30, 2024, as the goodwill is non-deductible for income tax purposes. The tax expense for the nine months ended September 30, 2023, was unfavorably impacted by higher income reported in non-U.S. jurisdictions, offset by a tax benefit of $1.2 million related to equity-based compensation recorded discretely.

For the nine months ended September 30, 2024 and 2023, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

7.    Debt

The following table summarizes the Company’s total debt (in thousands):

	September 30, 2024	December 31, 2023
Senior Secured Credit Facility:
Term loan facility	$234,950	$238,175
Revolving credit facility	—	—
Total secured credit facility	234,950	238,175

Convertible notes	425,000	425,000
Other debt	33,038	39,889
Total principal	692,988	703,064
Unamortized discount and issuance costs, total	(16,615)	(20,644)
Current portion of debt	(28,055)	(21,472)
Total long-term debt, net of current portion	$648,318	$660,948

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

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023 the Company had $16.4 million and $24.8 million, respectively, in standby letters of credit, and $183.6 million and $175.2 million, respectively, available to withdraw. In accordance with the Third Amendment, the Revolving Credit Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Term Loan Facility
The outstanding balance on the Term Loan Facility was $235.0 million and $238.2 million as of September 30, 2024 and December 31, 2023, respectively. The Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $8.7 million and $11.3 million as of September 30, 2024 and December 31, 2023, respectively. In accordance with the Third Amendment, the Term Loan Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. The debt discount and issuance costs are being amortized using the effective interest method and the effective interest rate of the Term Loan Facility as of September 30, 2024, was 10.20%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2023.

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

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. As of September 30, 2024 and December 31, 2023, the principal balance of the Convertible Notes was $425.0 million with unamortized discount and issuance costs of $8.0 million and $9.4 million, respectively, for a net carrying amount of $417.0 million and $415.6 million, respectively.

The conversion rate for the Convertible Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the nine months ended September 30, 2024, and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three and nine months ended September 30, 2024.

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

Other Debt
Other debt consists of the debt obligations of STI (“Other Debt”) and the $33.0 million balance is denominated in Euros. Interest rates on other debt range from 3.63% to 4.53% annually.

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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $20.4 million and $18.8 million for the nine months ended September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2024, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $20.9 million. As of September 30, 2024, total accrued and unpaid dividends were $53.7 million.

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

9.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Over-time revenue	$174,128	$321,154	$508,062	$1,120,526
Point in time revenue	57,278	29,284	132,513	114,410
Total revenue	$231,406	$350,438	$640,575	$1,234,936

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”), and deferred revenue (“contract liabilities”) on the condensed consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses, in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. For certain customer contracts, billing can occur in advance of shipment, resulting in contract liabilities. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings.

Contract assets consisting of unbilled receivables are recorded within accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Unbilled receivables	$77,492	$102,603

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities recorded within Deferred revenue. The changes in contract liabilities relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	September 30, 2024	December 31, 2023
Deferred revenue	$112,618	$66,488

During the nine months ended September 30, 2024, the Company converted $37.6 million in deferred revenue to revenue, which represented 56.7% of the prior year’s deferred revenue balance. Included in deferred revenue as of December 31, 2023 are cash advances for signed contracts that begin several months subsequent to receiving the advance. In addition, deferred revenue includes paid extended warranty, that can be recognized upon expiration of the warranty.

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

During the three and nine months ended September 30, 2024, the Company recognized zero and $1.9 million, respectively, in revenue from one customer for the sale of goods and services under bill-and-hold arrangements. During the three and nine months ended September 30, 2023, the Company recognized zero and $22.8 million, respectively, in revenue from one customer for the sale of goods and services under bill-and-hold arrangements.

Remaining Performance Obligations
As of September 30, 2024, the Company had $466.9 million of remaining performance obligations. The Company expects to recognize revenue on 94% of these performance obligations in the next twelve months.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(141,354)	$23,098	$(113,491)	$117,898
Less: preferred dividends and accretion	14,080	13,091	41,332	38,359
Net (loss) income to common shareholders	$(155,434)	$10,007	$(154,823)	$79,539
Basic:
Weighted average shares	151,923	151,068	151,691	150,865
(Loss) income per share	$(1.02)	$0.07	$(1.02)	$0.52
Diluted:
Effect of restricted stock and performance awards	—	1,255	—	1,219
Weighted average shares	151,923	152,323	151,691	152,083
Income per share	$(1.02)	$0.07	$(1.02)	$0.52

Since the Company was in a loss position for the three and nine months ended September 30, 2024, basic net loss per share to common shareholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. At September 30, 2024 and 2023, 3,834,690 and 34,634 respectively, of common stock equivalents were excluded from the calculation of diluted net loss per share to common stockholders, as they had an antidilutive effect.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the nine months ended September 30, 2024 and 2023, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

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

At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of September 30, 2024.

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

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a Tax Receivable Agreement (the “TRA”) with the former majority shareholder of Array. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the fair value of the TRA was $8.7 million and $10.4 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$8,704	$9,429	$10,363	$8,587
Payments	—	—	(1,427)	(1,200)
Fair value adjustment	(39)	190	(271)	2,232
Ending balance	$8,665	$9,619	$8,665	$9,619

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of September 30, 2024, the Company posted surety bonds in the total amount of $198.2 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

12.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$417,049	$314,500	$415,632	$416,500

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

Other Debt with an aggregate carrying value of $33.0 million, consists only of variable rate obligations. The carrying value of these variable rate obligations approximate fair value due to the variable nature of the interest rates.

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

RSU activity under the 2020 Plan during the nine months ended September 30, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2023	1,670,509	$15.44
Shares granted	2,176,206	9.55
Shares vested	(708,036)	15.45
Shares forfeited	(318,594)	14.16
Outstanding non-vested, September 30, 2024	2,820,085	$11.01

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the nine months ended September 30, 2024 and 2023:

	2024	2023
Volatility	79%	90%
Risk-free interest rate	4.62%	3.74%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the nine months ended September 30, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2023	692,473	$14.54
Shares granted	586,316	11.74
Shares vested	—	—
Shares forfeited	(264,184)	15.35
Outstanding non-vested, September 30, 2024	1,014,605	$12.60

For three months ended September 30, 2024 and 2023, the Company recognized $2.0 million and $3.4 million, respectively, in equity-based compensation costs. For nine months ended September 30, 2024 and 2023, the Company recognized $6.9 million and $11.9 million, respectively, in equity-based compensation costs. At September 30, 2024, the Company had $24.9 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.2 years and 2.3 years, respectively.

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

The following table provides a reconciliation of certain financial information for the Company’s reportable segments to information presented in its condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Array Legacy Operations	$160,266	$244,857	$459,807	$895,322
STI Operations	71,140	105,581	180,768	339,614
Total	$231,406	$350,438	$640,575	$1,234,936

Gross Profit
Array Legacy Operations	$65,726	$58,233	$192,118	$241,019
STI Operations	12,589	29,146	27,240	90,303
Total	$78,315	$87,379	$219,358	$331,322

15    Subsequent Events

In May 2024, Array Technologies, Inc. (“Array”, Lessee) entered into a triple net lease (“NNN term lease”) with GDC Sunshine, LLC (“GDC”, Lessor) for 13 ½ years (162 months) for a new manufacturing and office facility located in Bernalillo County, New Mexico. Among other things, Array would be responsible for the payment of personal property taxes, if any, and all real property taxes related to the facility and real property that is subject to the NNN term lease. The NNN term lease was contingent upon the closing of the Lessor’s successful financing to construct the facility. On October 16, 2024, the Lessor closed the financing and consequently the lease agreement became effective. The Lessee has an option to renew the lease for an additional ten years.

The new facility that is mixed use and built for general purposes will be approximately 216,000 square feet when constructed, and the NNN term lease commences upon the earliest occurrence of several events, including the Lessor’s completion of the construction of the building, which is currently expected to occur in the fourth quarter of 2025.
Under the construction agreement with GDC, Array also contributed approximately $11.2 million to the construction costs for the facility during October 2024.

In connection with this NNN term lease and the Company’s planned acquisition of machinery and equipment related to the new facility, GDC and the Company entered into a series of transactions with Bernalillo County (the “County”) related to a tax abatement plan. These transactions had no net impact to the consolidated financial statements of the Company. The tax abatement plan provides for the effective elimination of 75% of the real property taxes and 100% of the personal property taxes payable to the County by the Company and GDC during the term of the NNN term lease, and the abatement of 100% of the sales and use taxes that would be incurred by the Company and GDC related to the purchase and use of machinery and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, our Quarterly Report on Form 10-Q for the three months ended June 30, 2024 and our 2023 Annual Report.

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

Important factors that could cause actual results to differ materially from our expectations include factors in “Summary Risk Factors” and the “Risk Factors” sections of our 2023 Annual Report and the “Risk Factors” section of this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview
We are one of the leading global manufacturer and supplier of ground-mounting tracking systems used in solar energy projects at utility scale. Our principal products are a portfolio of integrated solar tracking systems comprised of steel supports, electric motors, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers typically generate more energy and deliver a lower Levelized Cost of Energy (“LCOE”) than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S. use trackers.

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

We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the nine months ended September 30, 2024, we derived 70% and 30% of our revenues from customers in the U.S. and the rest of the world, respectively. As of September 30, 2024, we had shipped approximately 79.9 gigawatts of trackers to customers worldwide.

Our corporate headquarters are located in Albuquerque, New Mexico. As of September 30, 2024, we had 961 full-time employees.

Research and Development
The Company incurs research and development (“R&D”) costs during its process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Total engineering expense was $4.4 million and $4.1 million during the three months ended September 30, 2024 and 2023, respectively, of which $1.6 million and $2.0 million were related to R&D activities performed by the Company during the same period, respectively. Total engineering expense was $12.7 million and $12.3 million during the nine months ended September 30, 2024 and 2023, respectively, of which $5.3 million and $6.4 million were related to R&D activities performed by the Company during the same period, respectively.

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

Factors Affecting Results of Operations
Project Timing
Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another for any reason may cause our results of operations for a particular period to fall below expectations and make the timing of revenue difficult to forecast. Our end-users’ ability to install solar energy systems has been affected by a number of factors including:

•Weather. Inclement weather can affect our customers’ ability to install their systems, particularly in the northeastern United States, Europe and in Brazil. In addition, weather delays can adversely affect our logistics and operations by causing delays in the shipping and delivery of our materials.
•The interest rate environment. As interest rates rose in 2022 and 2023, we saw customers looking to renegotiate power purchase agreements to improve project returns. Any unexpected or protracted negotiation can cause installation delays and delay our ability to recognize revenue relating to the relevant projects. In addition, we had customers delay planned installations in anticipation of interest reductions and more favorable project financing conditions later in 2024. The effects of the Federal Reserve’s decision to lower the target interest rate by 0.5% and the timing of any positive impact the lower rate may have on project timing remains uncertain.
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

With the passage of the Inflation Reduction Act (“IRA”) in August 2022, the ITC was raised to 30% with no step downs before 2032. Accordingly, as of September 30, 2024 we do not anticipate the ITC rate to impact our seasonality during that timeframe.

45X Credit
After a period of uncertainty, on October 24, 2024 Treasury and the IRS issued final regulations for the 45X manufacturing credit benefits that largely confirmed our previous understanding around the eligibility of our torque tube and structural fasteners. Beginning in late 2023 and continuing into 2024, we have and continue to successfully negotiate agreements with key suppliers around 45X manufacturing credit benefits associated with the torque tube and structural fasteners. We continue to pursue additional agreements for splitting 45X benefits with suppliers for parts we do not manufacture internally.

Domestic Content Safe Harbor Guidance
The IRS issued Notice 2023-38 in May of 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties still exist under this guidance, like whose costs would be used (the manufacturer’s cost, a vendor’s cost to acquire, etc.) and how to define manufactured product components associated with trackers. In May of 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. Notice 2024-41 and the elective safe harbor described therein has clarified some pre-existing uncertainty in the industry from Notice 2023-38, but it has also introduced uncertainty of its own regarding issues such as what qualifies as a “fastener.” These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity.

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

Inflation
Inflationary pressures may continue to negatively impact our results of operations in the near-term. To mitigate the inflationary pressures on our business, despite our ASPs decreasing due to the current deflationary environment for commodities like steel, we have continued to accelerate our productivity initiatives, expanded our supplier base, and continued to execute on our overhead cost containment practices.

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

On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the U.S. International Trade Commission (the “USITC”) seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. The USITC made a preliminary affirmative determination on June 7, 2024, and the USDOC made its preliminary affirmative determination on October 1, 2024. The preliminary tariff rates varying from below 1% to almost 300%, depending on the relevant company.

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

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. In September 2024, the USDOC released its final determination from their investigations against aluminum extrusions from multiple countries. On October 30, 2024, the USITC voted to find no injury in its pending AD/CVD investigation, meaning that the USDOC’s AD/CVD orders will not go into effect. The coalition of petitioners may still appeal the USITC’s decision, and we will continue to monitor developments in the appeal process. If the USITC’s decision is overturned on appeal, the imposition of AD/CVD orders could negatively impact our business, financial condition, and results of operations.

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

Our revenue is affected by changes in the volume and ASPs of solar tracking systems purchased by our customers. The quarterly volume and ASP of our systems is driven by the supply of, and demand for, our products, changes in project mix between module type and wattage, geographic mix of our customers, strength of competitors’ product offerings, commodity prices and availability of government incentives to the end-users of our products.

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

A majority of our revenue is recognized over time as work progresses, and for single performance obligations, we use an input measure, the cost-to-cost method, to determine progress. We review and update the contract related estimates on an ongoing basis and recognize adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of our outstanding performance obligations, and our ability to estimate the remaining costs to be incurred, which are substantially all material costs covered under our material supply agreements with our suppliers, we have not recorded any material catch-up adjustments for the periods presented that would have impacted revenues or EPS related to revisions in our measurement of remaining progress of our performance obligations.

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

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X Advanced Manufacturing Production Tax Credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. We have, and will continue to, enter into arrangements with manufacturing vendors that produce 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to our purchases, in the form of “Vendor Rebates.”

We account for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time we recognize such rebates as a reduction of cost of product and service revenue on the condensed consolidated statements of operations. Rebates related to purchases that were made prior to the execution of the agreements are deferred and recognized as a reduction of the prices of future purchases.

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, bad debt provision, and professional fees. The majority of our sales in the nine months ended September 30, 2024 and 2023, were in the U.S.; however, in January 2022, we expanded our international operations with the STI Acquisition. We currently have a sales presence in the U.S., Spain, Brazil, South Africa, Australia, and the U.K. We intend to continue to expand our sales presence and marketing efforts to additional countries.

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

Amortization consists of the expense recognized over the expected period of use of our customer relationships, contractual backlog, and STI trade name intangible assets. Amortization related to certain acquired intangible assets is recorded as Total cost of revenue under the caption "Amortization of developed technology."

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

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands, except percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Revenue	$231,406	$350,438	$(119,032)	(34)%	$640,575	$1,234,936	$(594,361)	(48)%
Cost of revenue
Cost of product and service revenue	149,452	259,419	(109,967)	(42)%	410,299	892,696	(482,397)	(54)%
Amortization of developed technology	3,639	3,640	(1)	—%	10,918	10,918	—	—%
Total cost of revenue	153,091	263,059	(109,968)	(42)%	421,217	903,614	(482,397)	(53)%
Gross profit	78,315	87,379	(9,064)	(10)%	219,358	331,322	(111,964)	(34)%

Operating expenses
General and administrative	40,149	37,432	2,717	7%	114,904	115,825	(921)	(1)%
Change in fair value of contingent consideration	(39)	190	229	121%	(271)	2,232	2,503	112%
Depreciation and amortization	8,880	9,552	(672)	(7)%	27,384	29,361	(1,977)	(7)%
Goodwill impairment	162,000	—	(162,000)	(100)%	162,000	—	162,000	(100)%
Total operating expenses	210,990	47,174	163,816	347%	304,017	147,418	156,599	106%

(Loss) income from operations	(132,675)	40,205	(172,880)	(430)%	(84,659)	183,904	(268,563)	(146)%

Other loss, net	(682)	(446)	(236)	53%	(1,662)	(127)	(1,535)	1209%
Interest income	4,223	3,425	798	23%	12,685	6,124	6,561	107%
Foreign currency (loss) gain, net	(106)	207	(313)	(151)%	(1,073)	273	(1,346)	(493)%
Interest expense	(8,264)	(13,064)	4,800	37%	(25,818)	(35,372)	(9,554)	(27)%
Total other expense, net	(4,829)	(9,878)	5,049	51%	(15,868)	(29,102)	(13,234)	(45)%

(Loss) income before income tax expense	(137,504)	30,327	(167,831)	(553)%	(100,527)	154,802	(255,329)	(165)%
Income tax expense	3,850	7,229	(3,379)	(47)%	12,964	36,904	(23,940)	(65)%
Net (loss) income	$(141,354)	$23,098	$(164,452)	(712)%	$(113,491)	$117,898	$(231,389)	(196)%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands, except percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Revenue
Array Legacy Operations	$160,266	$244,857	$(84,591)	(35)%	$459,807	$895,322	$(435,515)	(49)%
STI Operations	71,140	105,581	(34,441)	(33)%	180,768	339,614	(158,846)	(47)%
Total	$231,406	$350,438	$(119,032)	(34)%	$640,575	$1,234,936	$(594,361)	(48)%

Gross Profit
Array Legacy Operations	$65,726	$58,233	$7,493	13%	$192,118	$241,019	$(48,901)	(20)%
STI Operations	12,589	29,146	(16,557)	(57)%	27,240	90,303	(63,063)	(70)%
Total	$78,315	$87,379	$(9,064)	(10)%	$219,358	$331,322	$(111,964)	(34)%

Comparison of the three and nine months ended September 30, 2024 and 2023

Revenue
Consolidated revenue decreased $119.0 million, or 34%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily driven by lower revenue from Array Legacy Operations of 35% and STI Operations of 33%.

Array Legacy Operations revenue decreased by $84.6 million, or 35%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily driven by a decrease of approximately 35% in volume.

Revenue from STI Operations decreased by $34.4 million, or 33% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by a decrease of approximately 13% in volume, a decrease of approximately 12% in average selling prices and a foreign currency impact of approximately 7%.

Consolidated revenue decreased $594.4 million, or 48%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by lower revenue from Array Legacy Operations of 49% and STI Operations of 47%.

Array Legacy Operations revenue decreased by $435.5 million, or 49%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a decrease of approximately 46% in volume and a decrease of approximately 5% in average selling prices.

Revenue from STI Operations decreased by $158.8 million, or 47% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by a decrease of approximately 31% in volume, a decrease of approximately 19% in average selling prices and a foreign currency impact of approximately 3%.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $110.0 million, or 42%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, in line with lower revenue, combined with lower input costs per watt, resulting from supply chain and engineering cost control initiatives and the realization of 45X benefits associated with torque tubes and structural fasteners.

Consolidated gross profit decreased by $9.1 million, or 10%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Gross Margin increased to 34% for the three months ended September 30, 2024, as compared to 25% during the same period in the prior year.

Array Legacy Operations gross profit increased by $7.5 million, or 13%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Gross margin increased to 41% from 24% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin was driven by the realization of 45X benefits associated with torque tubes and structural fasteners during the quarter.

STI Operations gross profit decreased by $16.6 million, or 57%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Gross margin for STI Operations decreased to 18% from 28% for the three months ended September 30, 2024 and 2023, respectively, driven primarily by a decline in average selling prices of approximately 12%, partially offset by lower commodity prices.

Consolidated cost of revenue decreased by $482.4 million, or 53%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, in line with lower revenues and the realization of 45X benefits associated with torque tubes and structural fasteners.

Consolidated gross profit decreased by $112.0 million, or 34%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Gross margin increased to 34% for the nine months ended September 30, 2024, as compared to 27% during the same period in the prior year.

Array Legacy Operations gross profit decreased by $48.9 million, or 20%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Gross margin at Array Legacy Operations increased to 42% from 27% for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross margin was driven by the realization of 45X benefits associated with torque tubes and structural fasteners. In addition, the Company also recognized a one-time $4.0 million settlement with one of our vendors during the first quarter of 2024, which was recorded as a reduction of cost of product and service revenue.

STI Operations gross profit decreased by $63.1 million, or 70%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Gross margin for STI Operations decreased to 15% from 27% for the nine months ended September 30, 2024 and 2023, respectively, in line with lower revenue and a decrease in average selling prices of 19%, partially offset by lower commodity prices.

Operating Expenses
Consolidated general and administrative expenses for the three and nine months ended September 30, 2024 increased by $2.7 million, or 7%, and decreased by $0.9 million, or 1%, respectively, compared to the three and nine months ended September 30, 2023. The increase during the third quarter of 2024 was primarily due to an increase of $2.0 million in legal and other professional fees, an increase of $1.6 million in an allowance for credit risk related to one customer in Brazil, partially offset by lower personnel expenses as a result of lower stock-based compensation expense and lower headcount.

General and administrative expenses decreased during the nine months ended September 30, 2024 due to $4.4 million of lower personnel expenses as a result lower stock-based compensation expense and lower headcount, partially offset by an increase of $3.4 million in an allowance for credit risk related to a limited number of customers in Brazil.

Change in the fair value of contingent consideration for the three and nine months ended September 30, 2024 resulted in a loss of $39 thousand and a gain of $0.3 million, respectively, compared to the three and nine months ended September 30, 2023.

Consolidated depreciation and amortization expense for the three and nine months ended September 30, 2024 decreased by $0.7 million, or 7%, and $2.0 million, or 7%, respectively, compared to the three and nine months ended September 30, 2023. The decrease was primarily due to certain assets acquired becoming fully amortized.

During the three months ended September 30, 2024, the Company identified certain indicators of impairment, which resulted in an impairment of goodwill of $162.0 million. See Note 5 – Goodwill and Other Intangibles for additional information.

Interest Income
Consolidated interest income for the three and nine months ended September 30, 2024 increased by $0.8 million, or 23%, and $6.6 million, or 107%, respectively, compared to the three and nine months ended September 30, 2023, primarily as a result of higher cash on hand and higher yields on our cash management program.

Interest Expense
Consolidated interest expense for the three and nine months ended September 30, 2024 increased by $4.8 million, or 37%, and $9.6 million, or 27%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the impact of the $74.3 million of principal pay downs on our Term Loan Facility during 2023. These pay downs were the result of focused efforts to decrease our outstanding debt balance with free cash flows from operations.

Income Tax Expense
Consolidated income tax expense for the three and nine months ended September 30, 2024 decreased by $3.4 million, or 47%, and $23.9 million, or 65%, respectively, compared to the three and nine months ended September 30, 2023. The Company recorded income tax expense of $3.9 million and $13.0 million, respectively, for the three and nine months ended September 30, 2024, compared to income tax expense of $7.2 million and $36.9 million, respectively, for the three and nine months ended September 30, 2023.

Our effective tax rate was (2.8)% and (12.9)% for the three and nine months ended September 30, 2024, respectively, and 23.8% for both the three and nine months ended September 30, 2023.

No tax benefit was recorded from the goodwill impairment recorded for the three months ended September 30, 2024 as the goodwill is non-deductible for income tax purposes. Our effective tax rate, excluding the impact of the goodwill impairment was 15.7% and 21.1% for the three and nine months ended September 30, 2024. The tax expense for the three months ended September 30, 2024, was favorably impacted by lower profits in non-

US jurisdictions and additional tax credits recorded during the period. This is partially offset by legislative changes in Brazil where a local tax incentive is no longer exempt from federal income tax beginning in 2024. Tax expense for the three months ended September 30, 2023 was unfavorably impacted by higher income reported in non-U.S. jurisdictions.

The Company recorded income tax expense of $13.0 million for the nine months ended September 30, 2024, compared to an expense of $36.9 million for the nine months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024 was favorably impacted by lower profits in non-US jurisdictions and additional tax credits recorded during the period. This was partially offset by legislative changes in Brazil where a local tax incentive is no longer exempt from federal income tax beginning in 2024. Additionally, tax expense of $0.5 million related to equity-based compensation, was recorded discretely. Tax expense for the nine months ended September 30, 2023 was unfavorably impacted by higher income reported in non-U.S. jurisdictions, offset by a tax benefit of $1.2 million related to equity-based compensation, recorded discretely.

Liquidity and Capital Resources
Divestiture of Investment in Equity Securities
In June 2024, we divested 100% of our equity investment in preferred stock of a private company we purchased in 2021. We received $12.0 million in proceeds for the divestiture in July 2024. No gain or loss resulted from this transaction.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$96,394	$137,974
Net cash used in investing activities	6,409	(11,615)
Net cash used in financing activities	(12,241)	(84,442)
Effect of exchange rate changes on cash and cash equivalents	(7,270)	(1,808)
Net change in cash and cash equivalents	$83,292	$40,109

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

As of September 30, 2024, our cash balance was $332.4 million, of which $24.1 million was held outside the U.S., and net working capital was $527.4 million. We had outstanding borrowings of $235.0 million under our $575 million Term Loan Facility and $183.6 million available to us under our $200 million Revolving Credit Facility.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Operating Activities
For the nine months ended September 30, 2024, cash provided by operating activities was $96.4 million attributable to a net loss of $113.5 million and a net cash outflow of $1.9 million from changes in our operating assets and liabilities, offset by non-cash adjustments of 211.8 million, mainly consisting of goodwill impairment charges, depreciation and amortization expense and equity-based compensation.

For the nine months ended September 30, 2023, cash provided by operating activities was $138.0 million, of which $184.8 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of depreciation and amortization, equity-based compensation, amortization of developed technology, and amortization of debt discount and issuance costs. Increases in accrued expenses and other of $18.5 million, accounts payable of $14.4 million, and inventory of $12.6 million, were partially offset by decreases in deferred revenue of $78.2 million and accounts receivable of $6.4 million during the period.

Investing Activities
For the nine months ended September 30, 2024, net cash provided by investing activities was $6.4 million, of which $12.0 million was related to sale of an equity investment in a private company, partially of by $5.6 million of purchases of property, plant and equipment, net of dispositions.

For the nine months ended September 30, 2023, net cash used in investing activities was $11.6 million, all of which was related to the purchase of property, plant and equipment.

Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities was $12.2 million, driven primarily by a $24.9 million net reduction of other debt and $3.2 million in payments on our Term Loan Facility, as well as $1.4 million in TRA payments issued during the nine months ended September 30, 2024.

For the nine months ended September 30, 2023, net cash used in financing activities was $84.4 million, driven primarily by $73.2 million in payments on our Term Loan Facility and a $8.5 million net reduction of other debt.

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

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of September 30, 2024, we posted surety bonds in the total amount of approximately $198.2 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis using the income approach, with the resulting value compared to GPC marketplace EBITDA multiples to corroborate the fair value of the reporting unit.

During the quarter ended September 30, 2024, the Company experienced a sustained decline in its stock price, which hit a 52-week low during the quarter, resulting in a decrease in market capitalization. In addition, the Company updated its long-term projections for the Company’s reporting units and evaluated the execution risk associated with the Company’s projections. As a result, the Company identified indicators of impairment related to the Company’s reporting units. Management, with the assistance of a third-party valuation specialist, performed an interim quantitative goodwill impairment test of the Legacy Array Operations and STI Operations reporting units as of September 30, 2024. As a result of this test, the Company recorded an impairment of goodwill of $162.0 million related to the STI Operations reporting unit. The estimated fair value of the Array Legacy Operations reporting unit was significantly higher than the carrying balance of the reporting unit. Subsequent to recording the impairment of goodwill, the Company reconciled the overall market capitalization of the Company, within a reasonable range, to the sum of the estimated fair values of both of the Company’s reporting units.

The significant assumptions used in determining the fair value of the Company’s reporting units primarily relate to the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used in the discounted cash flow model under the income approach. Under the GPC method, the selection of EBITDA multiples to be used requires significant judgement. To the extent that the discount rate used in determining the present value of our cash flows increases, if we do not meet the cash flow projections for the reporting unit, or GPC multiples in the future decrease, additional impairment charges may be recorded in the future. In addition, a further decrease in the Company’s common stock share price and market capitalization over a sustained period of time could be an indication that there has been a further decrease in the fair value of the Company’s reporting units.

The most significant assumption used in determining the estimated fair value of STI Operations is the discount rate assumption. A 100-basis point increase in the discount rate would potentially result in an incremental goodwill impairment of $40 million. A 100-basis point decrease in the discount rate would result in a reduction in the goodwill impairment of $48 million.

For a further discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024. There have been no material changes to the critical accounting estimates disclosed in such Annual Report on Form 10-K other than what has been disclosed above.

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

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level, due to the following outstanding material weakness previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, as described below.

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

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, except for the changes discussed above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. The USITC made a preliminary affirmative determination on June 7, 2024, and the USDOC made its preliminary affirmative determination on October 1, 2024. The preliminary tariff rates varying from below 1% to almost 300%, depending on the relevant company.

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

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. Our operating results could be adversely impacted if the USDOC imposes duties on such imports. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. The USITC made a preliminary affirmative determination on June 7, 2024, and the USDOC is expected to make its preliminary determination in November of 2024. We have been told by our customers that the uncertainty around the implementation of these tariffs has and could continue to result in delays in plans for their projects, which in turn has an impact on the timing of our project delivery.

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. In September 2024, the USDOC released its final determination from their investigations against aluminum extrusions from multiple countries. On October 30, 2024, the USITC voted to find no injury in its pending AD/CVD investigation, meaning that the USDOC’s AD/CVD orders will not go into effect. The coalition of petitioners may still appeal the USITC’s decision, and we will continue to monitor developments in the appeal process. If the USITC’s decision is overturned on appeal, the imposition of AD/CVD orders could negatively impact our business, financial condition, and results of operations.

Tariffs and the possibility of additional tariffs and duties in the future like those described above have created uncertainty in the industry. If the price of solar systems in the U.S. increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2024, none of our directors or officers adopted, amended or terminated any such plan or trading arrangement.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.1	Array Technologies, Inc. Deferred Compensation Plan	8-K	5/24/2024	10.1
31.1*	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer and Interim Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Number	Exhibit Description	Form	Date	No.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	November 7, 2024
Kevin G. Hostetler
Chief Executive Officer and Interim Chief Financial Officer