Form 10-K
period 2024-12-31
Array Technologies, Inc.
filed 2025-03-03
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on June 30, 2024 was approximately $1,373,224,440.

Number of Shares of common stock outstanding as of February 24, 2025, — 152,013,769.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology or product developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “anticipates,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” “designed to” or similar expressions and the negatives of those terms.

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

Summary Risk Factors
Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows, and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•if demand for solar energy projects does not grow or grows at a slower rate than we anticipate, our business will suffer;
•the viability and demand for solar energy are impacted by many factors outside of our control, including but not limited to, the retail price of electricity, availability of in-demand components like high voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and solar energy production systems, which makes it difficult to predict our future prospects;
•competitive pressures within our industry may harm our business, revenues, growth rates, and market share;
•we face competition from conventional and renewable energy sources;
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
•our results of operations fluctuate across fiscal periods, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations;
•any increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets, could make it difficult for customers to finance the cost of a solar energy system and could reduce the demand for our products;

•existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for our products or harm our ability to compete;
•the interruption of the flow of materials from international vendors could disrupt our supply chain, including as a result of the imposition of new and/or additional duties, tariffs and other charges or restrictions on imports and exports;
•changes in the global trade environment, including the imposition of import tariffs or other import restrictions, could adversely affect the amount or timing of our revenues, results of operations or cash flows;
•geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited to a pandemic, the Ukraine-Russia war, attacks on shipping in the Red Sea, conflict in the Middle East and inflation and interest rates;
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
•delays in construction projects and any failure to manage our inventory could have a material adverse effect on us;
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
•we have experienced material weaknesses in our internal control over financial reporting in the past. If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations;
•our substantial indebtedness could adversely affect our financial condition;
•we face risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises, which could have a material and adverse effect on our business, results of operations and financial condition; and
•changes to laws and regulations, including changes to tax laws and regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act or any repeal thereof.

v

PART I

Item 1. Business

Overview
We are a leading global provider of solar tracking technology to utility-scale and distributed generation customers, who construct, develop and operate solar PV sites. With solutions engineered to withstand the harshest weather conditions, ARRAY’s high-quality solar trackers, software platforms and field services combine to maximize energy production and deliver value to our customers for the entire lifecycle of a project.

Our principal products are a portfolio of integrated solar tracking systems comprised of software and hardware that include, for example, components parts such as steel tubing, steel supports, drivelines, center structures, electric motors, motor controller assemblies, bearing assemblies, gearboxes and electronic controllers commonly referred to as a single-axis “tracker”. Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers typically generate more energy and deliver a lower Levelized Cost of Energy (“LCOE”) than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S. use trackers.

Our flagship tracker uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints, which typically leads to lower assembly costs and lower ongoing operating and maintenance costs. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, some of our competitors’ designs require one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent on a linked-row, rotating gear drive system does not expire until February 5, 2030.

With our acquisition of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability company, and its subsidiaries (collectively, “STI”) in January 2022, we added a dual-row tracker design to our product portfolio. The Array STI H250 tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September 2022, we also introduced a third tracker product, OmniTrack, which requires significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends our target applications and ability to deliver the best utility-scale solar tracker solutions to the market.

Sales
Our Customers
We sell our products to engineering, procurement and construction firms (“EPCs”), developers, independent power producers, utilities, independent engineering firms, insurers and mechanical subcontractors that build solar energy projects and to large solar developers, independent power producers, and utilities, often under master supply agreements or multi-year procurement contracts. Although sales to a single customer may occasionally be greater than 10%, they generally represent multiple projects, each independently financed, for many different end customers who often directly influence or make the decision to use our solar tracking systems. In 2024, our sales to EPCs represented approximately 55% of our revenue.

During the year ended December 31, 2024, we derived 70% and 30% of our revenues from customers in the U.S. and the rest of the world, respectively. As of December 31, 2024, we had shipped more than 83 gigawatts of trackers to customers worldwide.

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

DuraTrack® HZ v3
Our flagship product is the DuraTrack® HZ v3 tracker system, which we launched in May 2015. DuraTrack® HZ v3 is our third-generation single-axis tracker and includes unique patented features such as a patented single-bolt per module mounting system that reduces installation time, a passive wind load mitigation system and a low number of motors and controls per megawatt (‘MW”).

Array STI H250
The Array STI H250 is designed to deliver a favorable LCOE with a robust, dual-row tracker system. The design enables one motor to move up to 120 photovoltaic modules making this an efficient utility-scale solar tracking system ideally suited for sites with irregular boundaries, highly angled blocks, or fragmented project areas.

Array OmniTrack
The Array OmniTrack delivers all the benefits of our flagship product DuraTrack® — high reliability, durability and performance — with the added benefits of enhanced North/South terrain flexibility and minimized grading. OmniTrack’s flexible design allows for installation on unlevel site terrain, accommodating a greater slope and requiring significantly less grading and civil works permitting, which reduces project costs and time to construct.

Array SkyLink
The Array SkyLink tracker system features a photovoltaic-powered control system that operates independently from the grid. This ensures that solar trackers can still stow during hail or snow accumulation, as detected by Array SmarTrackTM Automated Snow Response and Array SmarTrackTM Hail Alert Response. Additionally, its passive wind stow technology protects solar installations without relying on battery power in low temperatures. SkyLink’s wireless technology cuts down wiring and eliminates the need for trenching, which reduces project costs and improves installation timelines for our customers.

Array SmarTrackTM Software
Array SmarTrackTM is our range of software and control-based products designed for utility-scale solar sites. Array SmarTrackTM Diffuse uses real-time weather data it continuously receives from an on-site global horizontal irradiance sensor, while Array SmarTrackTM Automated Hail Alert Response utilizes reliable weather data, in combination with unique algorithms, to identify the optimal position for a solar array in real time to increase its energy production and protect the solar investment from the unpredictability of hailstorms. Equipped with the SmarTrackTM controller, the system is designed to adapt to unique site terrain and weather conditions, improving project yield and reducing risks in extreme weather, while simplifying operations and maintenance (“O&M”) practices. We are particularly excited about our patented severe weather response system that pulls in real time localized weather data and utilizes this data to determine the appropriate stow strategy. Weather events tend to happen concurrently, such as wind, rain, hail, etc., which makes it essential to determine the likelihood and strength of each of these relative to each other when determining our stow strategy.

Services
Array’s Field Services and Customer Training programs are engineered to meet the unique needs of EPCs, utility-scale solar projects, O&M partners, and solar site developers. They unlock new levels of productivity with our bespoke service and training packages that include a variety of features that focus on optimizing installation practices. Additionally, they can help reduce operational downtime and increase productivity and quality in the field, resulting in effective and efficient solar site installation and operation.

Markets
Product Roadmap
Our products reflect the innovation focus and engineering capabilities of our people. Our global product roadmap is rooted in delivering value to the customer, differentiated products and services and creating new market offerings.

We have introduced several platforms of a tracker system, and each new version has delivered significant cost and performance improvements over the prior version. We continue to develop and innovate to further develop the next generation of tracker technology, which is focused on delivering value to our customers by improving performance, reliability, and cost of ownership. This is evident in our current tracker portfolio and will continue to be at the forefront of tracker design and development.

We continually introduce improvements and additional functionality to our Array SmarTrackTM software, including unique positioning algorithms designed to maximize energy production from blocks that use bi-facial panels, pre-positioning instructions based on weather forecasts and enhanced site-specific adaptability, while making cybersecurity enhancements.

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

We take a “360-degree” approach to selling, working with developers, independent power producers, EPCs, utilities, independent engineering firms, insurers and mechanical subcontractors in each of the countries where we operate. In the United States (“U.S.”), Europe, the Middle East and Africa (“EMEA”), Latin America and Australia our products are actively sold by employees in seven different countries.

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

Competition
Trackers are highly specialized products that are specific to the solar industry. The unique expertise required to design trackers, and customers’ reluctance to try unproven products, have confined the number of firms that produce trackers to a relatively small group. Our principal tracker competitors include Nextracker Inc. (“Nextracker”), PV Hardware, and GameChange Solar. We also compete indirectly with manufacturers of fixed tilt mounting systems, including UNIRAC, Inc., and Terrasmart (formerly RBI Solar Inc.), a subsidiary of Gibraltar Industries, Inc. We compete based on product performance and features, total cost of ownership (usually measured by LCOE), reliability and duration of product warranty, sales and distribution capabilities, and training and customer support.

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

During 2024, we entered into a triple net lease for a new manufacturing and office facility located in Bernaillo County, New Mexico. The new facility that is mixed use and built for general purposes will be approximately 216,000 square feet when constructed, and the lease commences upon the earliest occurrence of several events, including the Lessor’s completion of construction of the building, which is currently expected to occur in the fourth quarter of 2025.

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

We believe our Array Legacy Operations (as defined below) segment’s status as a U.S.-based company with products manufactured in the U.S. reduces the potential impact of U.S. government tariffs placed on, or other U.S. government regulatory actions taken against, products manufactured in foreign countries and imported into the U.S.

Research and Development
We continually devote resources to research and development (“R&D”) with the objective of developing innovative new products and services that enhance system performance, improve product reliability, reduce product cost and simplify installation. Our development strategy is to identify features that bring value to our customers and differentiate us from our competitors. We strive to address customer pain points and needs. We measure the effectiveness of our R&D using a number of metrics, beginning with a market requirements definition, which includes a program budget, financial payback, resource requirements, and time required to launch the new product, system, or service into the market. We employ a stringent engineering phase gate review process that ensures all R&D programs are meeting their stated objectives from inception to deployment.

We have a strong R&D team with significant experience in solar energy as well as expertise in mechanical engineering, software engineering, civil engineering, and systems/control engineering. As needed, we collaborate with academia, national laboratories and consultants, to further enhance our capabilities and confirm results independently.

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2024, we had 56 issued U.S. patents, 273 issued non-U.S. patents and 158 U.S. and non-U.S. patent applications pending. Similarly, we have 125 registered U.S. and foreign trademarks and 97 U.S. and foreign pending trademark applications. Our U.S. issued patents are scheduled to expire between 2030 and 2042.

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

Government Contracts
None.

Seasonality
Project construction activity in North America and Europe tends to be lower in colder months. The installation of a solar tracker requires setting foundations in the ground which is more costly when the ground is frozen. Accordingly, we typically expect to see higher revenues in the second and third quarters when the weather is warmer in the northern hemisphere and lower revenues in the first and fourth quarters when the weather is colder absent other factors. While we expect this seasonality will continue to impact us in the near term as a large portion of our business is in North America and Europe, we expect to see less pronounced seasonal variations as we grow our business in Brazil and further expand into new markets in the southern hemisphere.

Historically, our revenue has been impacted by seasonality related to the Federal Investment Tax Credit (“ITC”) step-downs for solar energy projects and seasonal construction activity, but with the passage of the Inflation Reduction Act (“IRA”) in August 2022, the ITC was raised to 30%, with no step-downs before 2032. Accordingly, we do not anticipate the ITC rate to impact our seasonality during that timeframe.

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

Government Incentives
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications, wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended on the availability and size of government incentives supporting the use of renewable energy.

The IRA makes significant changes to the tax credit regime that applies to solar facilities. As a result of changes made by the IRA, U.S. taxpayers generally are entitled to a 30% ITC for projects placed in service after 2021, increased to 40% if certain “domestic content” requirements are satisfied, subject, in each case, to an 80% reduction to the credit amount if certain wage and apprenticeship requirements are not satisfied or deemed satisfied (either because the project has a net output of less than 1 megawatt or because construction begins before January 29, 2023. The IRS issued Notice 2023-38 in May of 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties still exist under this guidance, such as how to obtain the direct labor and materials costs to compute the domestic content percentage and how to define manufactured product components associated with trackers. In May of 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. On January 16, 2025, the IRS released Notice 2025-08, modifying Notice 2023-38 and Notice 2024-41 as well as introducing an updated elective safe harbor method for use in lieu of provisions of the adjusted percentage rule provided in Notice 2023-38 for calculating the domestic content bonus credit amounts applicable for certain qualified facilities and energy projects.

As a result of changes made by the IRA, U.S. taxpayers will generally also be allowed to elect to receive a production tax credit (“PTC”) in lieu of the ITC for qualified solar facilities the construction of which begins before January 1, 2025 and that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount (currently 2.75 cents per kilowatt hour, assuming the prevailing wage requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied.

In the case of projects placed in service after 2024, each of the ITC and PTC will be replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard in order to qualify for the credits (solar is considered an eligible technology and automatically qualifies). This new credit regime will continue to apply to projects that begin construction prior to the end of 2033 (and possibly later), at which point the credits will become subject to a phase-out schedule.

The IRA also enacted section 45X, which introduces a new advanced manufacturing production tax credit for manufacturing certain critical components for solar energy facilities, including torque tubes and structural fasteners. On October 24, 2024, U.S. Department of Treasury and the IRS issued final regulations on the section 45X manufacturing tax credit that largely adopted the statutory definitions of torque tubes and structural fasteners, which largely confirmed our previous understanding around the eligibility of our components. Beginning in late 2023 and continuing through 2024 and into 2025, we have successfully negotiated, and we continue to successfully negotiate, agreements with key suppliers around sharing the economic benefits of section 45X credits associated with the torque tube and structural fasteners. We continue to pursue additional agreements for splitting the economic benefits of section 45X credits with suppliers for parts we do not manufacture internally. In addition, during the second quarter of 2024, we concluded that certain parts manufactured by Array qualify for the section 45X advanced manufacturing production credits.

Human Capital
We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2024, we had 1,021 full-time employees, of which 45% are located in the U.S., while the other 55% are located throughout the world in Europe, Latin America, Africa, Australia, and Asia. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

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

Available Information
Our website address is https://arraytechinc.com, and our investor relations website is located at https://ir.arraytechinc.com. Information on our website is not incorporated by reference herein. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

In evaluating the Company, you should consider carefully the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our business, prospects, financial condition, results of operations, stockholders’ equity, and cash flows.

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
The viability and demand for solar energy, and in turn, our products, may be affected by many factors outside of our control. While we have been in existence since 1989, we have grown and expanded significantly. Our significant growth and expansion, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to predict our future prospects. We have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. Some of the factors outside of our control which may impact the viability and demand for solar energy include:
•availability and scale and scope of government subsidies and incentives to support the development and deployment of solar energy solutions;
•levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows;
•policies and backlog related to the permitting and interconnection costs of solar plants to which we supply our products;
•the emergence, continuance or success of, or increased government support for, other energy generation technologies and products;
•the cost and availability of raw materials necessary to produce solar energy, including steel and polysilicon, and in-demand components like high voltage breakers; and
•regional, national or global macroeconomic trends, which could affect the demand for new energy resources and customers’ ability to finance new projects.
If we are not able to mitigate these risks and overcome these difficulties successfully, our business and prospects will be materially and adversely affected.
Competitive pressures within our industry may harm our business, result of operations, financial condition and prospects.
The solar tracker industry is globally fragmented and we face intense competition in nearly all of the markets in which we compete. This may result in price competition being greater than expected, which could adversely affect our revenue and margins.
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
We are dependent on a relatively small number of customers for our sales, and a small group of customers have historically accounted for a material portion of our revenue. The loss of any one of our significant customers, their inability to perform under their contracts, or their default in payment, could have a materially adverse effect on our revenues and profits. Further, our trade accounts receivable are from companies within the solar industry, and, as such, we are exposed to normal industry credit risks. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.
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
Any increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a solar energy system and could reduce the demand for our products.
Many end-users depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, any increase in interest rates, or a reduction in the supply of project debt or tax equity financing, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. Any increase in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects, and, in each case, could cause these end-users to seek alternative investments.

Risk Related to the Regulatory Environment
Existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce or delay demand for our products or harm our ability to compete.
Federal, state, local and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, heavily influence the market for electricity generation products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures, regional market rules and system permitting, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, prospects, financial condition and results of operations.
A significant development in renewable-energy pricing policies in the U.S. occurred when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement a section of the Public Utility Regulatory Policies Act of 1978 (“PURPA”) on July 16, 2020, which FERC upheld on rehearing on November 19, 2020. The United States Court of Appeals for the Ninth Circuit denied petitions for review of the regulations on November 5, 2023. Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s reforms to its PURPA regulations include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts, (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for certain utilities to purchase its output, (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA qualifying facility, and (4) that reduce barriers for third parties to challenge a renewable facility’s PURPA eligibility. These regulations took effect on February 16, 2021, but the net effect of these changes is uncertain, as some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, however, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce opportunities and demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.
In addition, there is an ongoing dispute regarding how to calculate the 80MW maximum “power production capacity” for small power qualifying facilities under PURPA. In 2021, FERC certified such a facility based on its net output, rather than total nameplate capability of a facility for purposes of PURPA eligibility. In February 2023, the U.S. Court of Appeals for the D.C. Circuit upheld FERC’s approach to calculating capacity for PURPA eligibility, relying on Chevron deference, whereby courts may defer to an administrative agency’s reasonable statutory interpretation. In June 2024, the U.S. Supreme Court overturned the Chevron deference doctrine and found that courts should instead rely on their own independent statutory interpretations. The Supreme Court later directed the D.C. Circuit to reconsider its ruling on FERC’s approach to calculating capacity for PURPA eligibility. If the D.C. Circuit requires a different methodology to be used for determining qualifying facility eligibility under PURPA or whether qualifying facilities are eligible for certain exemptions under the Federal Power Act, facilities that are currently eligible for qualifying facility status or such exemptions could lose their status or exemptions. This change could also reduce demand for PURPA-eligible products and could harm our business, prospects, financial condition, and results of operations.

FERC is also taking steps to encourage the integration of new forms of generation into the electric grid and remove barriers to grid access, which could have positive impacts on the solar energy industry. For example, on July 28, 2023, FERC issued a final rule, designated as Order No. 2023, to reform procedures and agreements that electric transmission providers use to interconnect new generating facilities to the existing transmission system. And in June 2024, FERC issued a final rule, designated as Order No. 1920, which it modified slightly in November 2024, to reform the procedures electric transmission providers must use for long-term planning of expansions to the transmission system and the allocation of the resulting costs to transmission customers, including electric generating facilities. If these final rules do not have their intended effect or if they are overturned on an appeal, this could negatively impact our business, prospects, and results of operations.
Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations or policies in the U.S., Europe or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government, utility or electric market regulations or policies that favor electric utilities, non-solar generation, or other market participants, or that make construction or operation of new solar generation facilities more expensive or difficult, could reduce the competitiveness of solar energy systems and cause a significant reduction in demand for our products and services and adversely impact our growth. In addition, changes in our products or changes in export and import laws, including new or additional tariffs, and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.
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
•natural disasters, severe weather, political instability, war, such as the Russia-Ukraine war or conflict in the Middle East, terrorist attacks, social unrest and economic instability in the regions in which our suppliers are located, or through which our components and materials travel;
•shipping and transport disruptions;
•public health issues, such as a pandemic or other epidemic, and their effects (including measures taken by governmental authorities in response to their effects);
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
Escalating trade tensions, particularly between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and extended these tariffs to cover imports of derivative steel and aluminum articles on February 2020 under the same legal authority. These tariffs were increased on February 10, 2025, resulting in across-the-board 25% duties on steel and aluminum imports. Additionally, all previous alternative arrangements, such as complete exemptions, hard quotas, or tariff rate quotas (TRQs), with trading partners on imports of steel and aluminum products, will be eliminated as of March 12, 2025. The February 2025 proclamations also eliminate the system for exclusions, under which thousands of products were allowed to enter the U.S. free of these additional duties and create a process by which additional “derivative” products can be added to the scope of the tariffs by request of the domestic producer. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. In addition, the threat of potential tariffs can create uncertainty among our customers and slow down the rate of existing projects and projects in our orderbook.
Additionally, in January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. On February 4, 2022, former President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the U.S. Trade Representative to conclude agreements with Canada and Mexico on trade in solar products. On July 7, 2022, the U.S. and Canada entered into a non-binding memorandum of understanding in which the U.S. agreed to suspend application of the safeguard tariff to Canadian crystalline silicon photovoltaic cells imported as of February 1, 2022. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products.
Furthermore, starting in July 2018, the U.S. adopted four lists of tariffs (Lists 1,2,3, and 4A) on $550 billion worth of Chinese imports, including, inverters and power optimizers. Products on Lists 1, 2, and 3 are subject to 25% tariffs, while products on List 4A are subject to 7.5% tariffs. On December 16, 2024, the U.S. Trade Representative (“USTR”) announced that it would increase Section 301 tariffs on polysilicon and wafers to 50% in 2025. At the same time, the USTR implemented 14 tariff exclusions for listed solar cell and wafer manufacturing equipment. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.

On August 18, 2023, the U.S. Department of Commerce (“USDOC”) issued final affirmative determinations of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to antidumping and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the U.S. during the two-year period prior to June 6, 2024 – which had been authorized by the former President Biden on June 2022 – were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the U.S. on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.

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
On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the U.S. International Trade Commission (“USITC”) seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. The USITC made a preliminary affirmative determination on June 7, 2024, and the USDOC made its preliminary affirmative determination on October 1, 2024. The preliminary tariff rates vary from below 1% to almost 300%, depending on the relevant company.
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
On February 1, 2025, President Trump issued three executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025. On February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for the next month. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. We are currently evaluating the potential impact of the imposition of the announced tariffs to our business and financial condition. While we do not believe that the tariffs announced by the U.S. on February 1, 2025 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of the new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.
More broadly, President Trump has directed the USDOC, USTR, and other agencies, to review and identify unfair trade practices by other countries and recommend appropriate actions, as well as recommend modifications of AD/CVD laws to further induce compliance by foreign respondents and governments involved in those proceedings. These directives have been issued under the America First Trade Policy and Reciprocal Trade and Tariffs memoranda, and the effects on the global trading system can be far-reaching.
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
Solar panel imports to the U.S. have also been, and may continue to be, impacted by the Uyghur Forced Labor Prevention Act (“UFLPA”) that was signed into law by former President Biden on December 23, 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the U.S. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and constrained solar panel imports. We cannot currently predict what, if any, impact the UFLPA will have on the overall future supply of solar panels into the U.S. and the related timing and cost of our clients’ solar project, development and construction activities. While we do not import or sell solar panels, project delays caused by solar panel constraints may negatively impact our product delivery schedules and future sales, and therefore our business, financial condition, and results of operations.
Since 2016, U.S. Customs and Border Protection has issued a number of withhold release orders (“WROs”) directed at forced labor in China, including WROs directed specifically at activity in the Xinjiang Uyghur Autonomous Region. As a result of these orders, certain products, including solar panels manufactured with polysilicon from Xinjiang, are effectively barred from entering the U.S. We cannot determine with certainty whether our suppliers may become subject to a WRO, which could subject us to legal, reputational, and other risks. If this were to occur, we might have to find alternative suppliers on short notice, resulting in construction delays and disruption and higher costs. Additionally, WROs have and could continue to impact the importation of solar panels. While we are not directly involved in the importation of solar panels, such WROs can negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which could have a material adverse effect on our business, financial condition and results of operations.

The reduction, elimination, expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, could reduce demand for solar energy systems and harm our business.
Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives supporting the use of renewable energy. See Item 1 - Business - Government Regulation - Government Incentives for a discussion of U.S. incentives. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statuses or regulations or changes to existing regulations, or the passage of time. These reductions, eliminations or expirations could occur without warning. There is no guarantee that such policies and incentives will continue to exist in the current form, if at all. The reduction, elimination or expiration of such incentives could reduce customer demand for our offerings, lead to a loss of customers and potential customer projects, and could harm our business, operating results and cash flows.
While government incentives are intended to encourage investments in new solar projects, the impact the tax credit regime applicable to solar facilities in the U.S. will have on our results of operations is unclear. In particular, the tax credit regime in place prior to the IRA’s enactment provided annual reductions in the applicable credit amount at the beginning of 2023 and 2024 and therefore encouraged customers to acquire our products prior to calendar year-end dates in order to qualify for a higher tax credit available for projects that commenced construction (within the meaning of IRS guidance) prior to those dates. As a result of the changes made by the IRA, while there may continue to be an incentive for taxpayers to commence construction on facilities before certain dates, the tax credits will not experience annual reductions similar to those that would have occurred at the end of 2022 and 2023 for at least ten years and therefore customer sales may not be as high as they otherwise would have been through 2023 with the prior ITC step-down schedule. This change could have an adverse impact on our results of operations in the near term, as we anticipated an increase in demand for our products in fiscal years 2022 and 2023) related to the prior ITC step-down schedule. Additionally, the Trump Administration has issued numerous Executive Orders (“EOs”), including the Unleashing American Energy Executive Order on January 20, 2025, which requires an immediate pause in the disbursement of funds appropriated through the IRA during a 90-day review period. We are currently evaluating these EOs and other related memoranda to determine what, if any, impact they might have on awards selected or received from the DOE. This pause, or a similar pause, particularly if extended, could delay the timing of projects, and could have a material adverse impact on our business, financial condition and results of operations.
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
Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, since 2015, the U.S. joined, withdrew from, rejoined and then withdrew again from the 2015 Paris Agreement on climate change mitigation following changes in administration among U.S. Presidents Obama, Trump, Biden and Trump. The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives. In particular, there is a risk that the U.S. Congress may seek to modify or repeal certain IRA energy tax incentives in order to pay for extensions of the Tax Cuts and Jobs Act.
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
Delays in construction projects and any failure to manage our inventory could have a material adverse effect on us.
Many of our products are used in large‐scale projects, which generally require a significant amount of planning and preparation and which can be delayed and rescheduled for a number of reasons, including customer or partner labor availability, difficulties in complying with environmental and other government regulations or obtaining permits, interconnection delays, financing issues, changes in project priorities, additional time required to acquire rights‐of‐way or property rights, unanticipated soil conditions, or health‐related shutdowns or other work stoppages. These delays may result in unplanned downtime, increased costs and inefficiencies in our operations, and increased levels of excess inventory.

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
We rely on transportation and logistics providers for the delivery of our products. We may also incur additional shipping costs when we need to accelerate delivery times. Our ability to deliver our products in a cost-efficient manner could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to shipping facilities as a result of a pandemic or other epidemics, and other factors not within our control. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations.
For example, the disruption of container shipping traffic through the Red Sea has created port congestion, especially in Asia, and many shipping companies have paused shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, affecting transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. To address the challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures aim to reduce delays to get the product to project sites on time. There is still uncertainty on how long these disruptions and the severity of their impact on our operations will last, but we continue to monitor the situation and evaluate our procurement and supply chain strategies, to reduce any negative impact on our business, financial condition, and results of operations.
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
If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to maintain key relationships with customers and suppliers or achieve our anticipated level of growth, which could cause our business to suffer
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, local content requirements, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the U.S. Foreign Corrupt Practices Act.
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
Changes in exchange rates may affect our financial condition and results of operations. Appreciation of the U.S. dollar against the euro, the Brazilian real or other currencies in which our net sales are denominated may generally have the effect of decreasing our net sales figures. Movements in the exchange rate of the U.S. dollar to the euro, the Brazilian real or other currencies, could increase the amount of cash that must be generated in foreign currencies in order to pay the principal and interest on our 1.00% Convertible Senior Notes due 2028 (the “Convertible Notes”) and our other U.S. dollar denominated indebtedness. We are unable to predict with any precision future movements of the exchange rate of the U.S. dollar against foreign currencies or their effect on our business or results of operations.
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
We are subject to a variety of laws and regulations in the U.S., the United Kingdom and the European Economic Area that involve matters central to our business, including privacy and data protection. California, and more than a dozen other states, have passed comprehensive privacy laws similar to the EU GDPR. The SEC has similarly enacted detailed cybersecurity rules that require the public disclosure of material cybersecurity incidents within four business days after we determine that an incident is material. Existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. For example, administrative fines of up to the greater of €20 million and 4% of our global turnover can be imposed for breaches of the EU General Date Protection Regulation (2016/679) (“EU GDPR”).
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
We have concluded that the following material weaknesses in our internal control over financial reporting that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, has been remediated as of December 31, 2024:
•We have identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified personnel at the appropriate levels to perform control activities in support of preparing the financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We have experienced material weaknesses in our internal control over financial reporting in the past. If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. We have identified several material weaknesses in the past, all of which had been remediated as of December 31, 2024. Evaluation of our internal controls over financial reporting may, in the future, identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.
Risks Related to Indebtedness and Financing
Our indebtedness could adversely affect our financial flexibility and our competitive position.
As of December 31, 2024, we owe $233.9 million under our Senior Secured Credit Facility (as defined below) and $425.0 million on our Convertible Notes. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
Further, the interest rates applicable to the Senior Secured Credit Facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (“Term SOFR”). Term SOFR is a relatively new index rate that is administered by the Federal Reserve Bank of New York (the “New York Fed”). There can be no assurance that the New York Fed will not discontinue the publication of Term SOFR, in which case interest payments on our Senior Secured Credit Facility would need to be calculated using a different index rate, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and our available cash flow for general corporate requirements may be adversely affected. Our interest expense could also be increased by any increase in interest rates.
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
We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of your stock to decrease. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of any increase in interest rates. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and harm our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our R&D and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.
Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our Senior Secured Credit Facility restricts our ability to incur additional indebtedness, including secured indebtedness.
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
The Option Counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the Option Counterparties is not secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such Option Counterparties. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option Counterparties, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the Option Counterparties.
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
•changes in accounting principles;
•geopolitical, macroeconomic and other market conditions unrelated to our operating performance or the operating performance of our competitors, a pandemic or other epidemic, the military conflict in Ukraine-Russia war, conflict in the Middle East, attacks on a shipping lane in the Red Sea and inflation and interest rates; and
•the other factors described in this “Risk Factors” section.
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
The certificate of incorporation governing our Series A Shares (as defined below) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
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
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our common stock of entitled to vote thereon;
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law, forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.
In addition, we are not governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.
Furthermore, our certificate of incorporation provides that the federal district courts of the U.S. is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act.
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
We have never declared or paid any distributions or dividends on our common stock, except the special distribution described below. We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.
General Risk Factors
Changes in laws and regulations, including changes to tax laws, or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects.
Laws and regulations continually change as new legislation is passed and new interpretations of the law are issued or applied. Laws and regulations, such as changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
The European Union member states enacted the OECD Pillar Two Directive that generally provides for a 15% minimum tax rate. The first European Directive for certain aspects of Pillar Two went into effect on January 1, 2024 and the Undertaxed Profits Rule aspect of Pillar Two went into effect on January 1, 2025. It is uncertain whether the U.S. will enact legislation to adopt Pillar Two, however, certain countries in which we operate have adopted legislation which could have a negative impact on future income tax expense.

Economic, political and market conditions could adversely effect on our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.
Macroeconomic developments such as the global or regional economic effects resulting from the current Russia-Ukraine war and current Middle East instability (including the Israel-Hamas conflict and disruptions in the transportation of goods through the Suez canal and to shipping in the Red Sea), inflation and related economic curtailment initiatives, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian war or the Middle East instability, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us which would have a negative effect on our business, operating results and financial condition.
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
The severity and duration of public health threats could materially impact our business, financial condition, and results of operations.
The extent to which public health threats (including pandemics such as COVID-19 or similarly infectious diseases) could impact us in the future is highly uncertain and unpredictable, and will depend largely on subsequent developments, including but not limited to (i) the severity and duration of any public health threat, (ii) measures taken to contain the spread of any public health threat, such as restrictions on travel and gatherings of people and temporary closures of or limitations on businesses and other commercial activities, (iii) the timing and nature of policies implemented by governmental authorities, and (iv) any future variants of the public health threat, which may surge over time. As a result of any public health threat and any related containment measures, we, our suppliers, or customers may be subject to significant risks, including to supply chain and business operations, which have the potential to materially and adversely impact our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy
Our commercial success depends on developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. Accordingly, we have adopted processes designed to identify, assess and mange material risks from cybersecurity threats.

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

Risks from Cybersecurity Threats
We have not encountered cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, although we cannot rule out that a cyber-attack in the future could materially affect our ability to operate.

Governance
Our board of directors is aware of the critical nature of managing risks associated with cybersecurity threats. In recognition of the significance of these threats to our operational integrity and shareholder confidence, our board of directors has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight
The Nominating and Corporate Governance Committee of our board of directors bears primary responsibility for oversight of cybersecurity risks. The Nominating and Corporate Governance Committee is briefed on cybersecurity risks at least once each year and any material cybersecurity incidents by our chief information officer and our chief financial officer, as further described below. The Nominating and Corporate Governance Committee is composed of directors equipped with diverse skills needed to oversee the difference facets of cybersecurity risks effectively, including risk management, public company leadership, innovation and technology, corporate governance and finance.

Management’s Role Managing Risk
The chief information officer and the chief financial officer are responsible for updating the Nominating and Corporate Governance Committee on cybersecurity risks and our mitigation strategies. They provide quarterly updates to the Nominating and Corporate Governance Committee, as well as comprehensive briefings at least once per year and appropriate briefings during any potentially material cybersecurity incident. These briefings encompass a broad range of topics, including:

•results of internal assessments and audits by third parties;
•the current cybersecurity landscape and emerging threats;
•the status of ongoing cybersecurity initiatives and strategies;
•incident reports and lessons learned from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.
In addition to regular scheduled meetings, the Nominating and Corporate Governance Committee, our chief information officer and our chief executive officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive periodic updates on significant developments in the cybersecurity landscape to support proactive and responsive board oversight. The Nominating and Corporate Governance Committee actively participates in strategic decisions related to cybersecurity, reviewing and offering guidance on major initiatives and any potentially material cybersecurity incident. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.

Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the chief information officer, Jovan Kangrga. Mr. Kangrga has managed cybersecurity and information security at Array for the past five years and has over 14 years of total experience as an information technology executive for publicly listed companies. Mr. Kangrga holds B.S. degrees in finance and computer science from Arizona State University as well as a M.B.A. from Western International University. He manages a team with over 40 years of combined experience in cybersecurity. Our chief information officer reports to our chief financial officer, and both our are responsible for updating the chief executive officer, the Nominating & Corporate Governance Committee, and our board of directors on cybersecurity issues.

Ongoing Education and Monitoring
The chief information officer leads our cybersecurity team, which remains current with the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing education is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The chief information officer implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits, including penetration testing, to identify potential vulnerabilities. In the event of a cybersecurity incident, we are equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to the Board of Directors
The chief information officer regularly informs the chief financial officer and chief executive officer of all significant aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential significant risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Nominating and Corporate Governance Committee of our board of directors and, in certain cases, the board itself, ensuring that they have comprehensive oversight and can provide guidance on any potentially material cybersecurity incident.

Item 2. Properties

To support our global operations, we occupy approximately 3.8 million square feet of office, manufacturing and warehouse space - primarily located in the U.S., Spain and Brazil.
Our corporate headquarters are located in Albuquerque, New Mexico and consists of approximately 11,600 square feet of office space and approximately 58,000 square feet of manufacturing, warehousing and shipping facilities - all of which we own. We also lease approximately 74,000 square feet of office space in Chandler, Arizona for our corporate staff. To conduct our U.S. domestic warehousing operations, we lease approximately 1,400,000, 465,000, 337,000, 300,000, 180,000, 154,000, and 114,000 square feet of space in KS, TN, OH, TX, NV, AZ, and NM, respectively.
To support our international operations, in Spain, we own approximately 2,000 square feet office space and lease approximately 11,000 square feet for our STI corporate staff. In Brazil we lease approximately 11,000 square feet of office space. To conduct our international manufacturing and warehouse operations, in Spain, we own approximately 27,000 square feet and lease approximately 40,000 square feet and in Brazil we lease approximately 783,000 square feet of space. In the rest of the world, we lease approximately 2,000 square feet of office space for sales and technical support employees.
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

Holders of Record
As of February 24, 2025, there were approximately six stockholders of record of our common stock, which does not include shares held in street name.

Dividend Policy
We have never declared or paid any distributions or dividends on our common stock, except the special distribution paid to ATI Investment Parent, LLC (“Former Parent”) upon the closing of our initial public offering (“IPO”). We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends on our common stock in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt agreements and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

We also have a series of preferred stock, the Series A Shares, that accrues dividends in kind until the fifth anniversary of the initial closing of the Series A Shares issuance, August 11, 2026. Following August 11, 2026, dividends are payable only in cash. For more information regarding Series A Shares dividends, see Note 12 – Redeemable Perpetual Preferred Stock.

Securities Authorized for Issuance Under Our Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock since the date of our IPO, in October 2020, with (i) the cumulative total returns of the Russel 2000 Index and (ii) a customized peer group of four companies (Enphase Energy, Solaredge Technologies, Shoals Technologies Group and FTC Solar). The graph assumes an investment of $100 (including reinvestment of dividends) is made in Array’s common stock, the Russel 2000 Index and the peer group on October 15, 2020, and tracks the results through December 31, 2024. Past stock performance as shown in the graph is not necessarily indicative of future stock price performance.

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

Overview
We are a leading global provider of solar tracking technology to utility-scale and distributed generation customers, who construct, develop and operate solar PV sites. With solutions engineered to withstand the harshest weather conditions, ARRAY’s high-quality solar trackers, software platforms and field services combine to maximize energy production and deliver value to our customers for the entire lifecycle of a project.

Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers typically generate more energy and deliver a lower LCOE than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S. use trackers.

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

With our acquisition of STI in January 2022, we added a dual-row tracker design to our product portfolio. This tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September of 2022, we also introduced a third tracker product, OmniTrack, which requires significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends our target applications and ability to deliver the best utility-scale solar tracker solutions to the market.

We sell our products to EPCs that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the year ended December 31, 2024, we derived 70% and 30% of our revenues from customers in the U.S. and the rest of the world, respectively. As of December 31, 2024, we had shipped approximately 83 gigawatts of trackers to customers worldwide.

Acquisition of STI Norland
On January 11, 2022, we completed our acquisition of STI, which resulted in the Company owning 100% of the equity interests in STI.

Similar to Array Legacy Operations, the STI Operations generate revenue through the design, manufacture and sale of utility-scale solar tracker systems to customers in global markets that include Spain, Brazil, the U.S. and South Africa. The integration of STI has allowed us to accelerate our international expansion and better address rising global demand for utility-scale solar projects, particularly in developing countries in Latin America and Africa.

Factors Affecting Results of Operations
Project Timing
Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another for any reason may cause our results of operations for a particular period to fall below expectations and make the timing of revenue difficult to forecast. Our end-users’ ability to install solar energy systems has been affected by a number of factors including:

•Weather. Inclement weather can affect our customers’ ability to install their systems, particularly in the northeastern U.S., Europe and Brazil. In addition, weather delays can adversely affect our logistics and operations by causing delays in the shipping and delivery of our materials.
•The interest rate environment. As interest rates rose in 2022 and 2023, we saw customers looking to renegotiate power purchase agreements to improve project returns. Any unexpected or protracted negotiation can cause installation delays and delay our ability to recognize revenue relating to the relevant projects. In addition, we had customers delay planned installations in anticipation of interest reductions and more favorable project financing conditions later in 2024. While the Federal Reserve made the decision to lower the target interest rate by 0.5% in October 2024 the timing of any positive impact the lower rate may have on project timing remains uncertain, particularly in light of the Federal Reserve’s decision not to lower the target interest rate further in January 2025.
•Availability of necessary equipment. We have a broad portfolio of customer relationships including presence with most Tier 1 utilities in the U.S. Each utility has unique specifications for access to its grid, which is generally not consistent across the industry. As the supply of renewables projects has increased, severe shortages and long lead-times in the supply of switches, transformers and high-voltage breakers used in the interconnection of utility scale solar power plants to the grid, has affected the timing and completion of these projects, including for some of our customers.
•Macroeconomic factors. There has been a rapid depreciation of the Brazilian Real in conjunction with existing pricing pressures on energy in the Brazilian market. Due to these dynamics, the economic cases for the power purchase agreements, or PPAs, for many solar projects have become less attractive for our customers. Many of the developers in Brazil of these projects are continuing signaling delays as they renegotiate the pricing of these PPAs. In addition, our results will also be impacted by tax incentives we can recognize, for example the Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), which will discontinue in 2033.
•Local permitting. If our customers cannot receive permitting for their projects, they are unable to begin and ultimately complete them in a timely manner. A dramatic increase in solar and battery storage sites has increased the average permitting time in many geographies in which our customers operate.

Research and Development
We incur R&D costs during the process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred prior to a respective product being ready for commercial production. Total engineering expense was $17.0 million, $16.7 million and $11.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, of which $6.7 million, $8.5 million and $4.2 million were related to R&D activities we performed during the same period, respectively.

Impact of IRA
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe step-downs in the ITC have influenced the timing and quantity of some customers’ orders. With the passage of the IRA in August 2022, the ITC was raised to 30% with no step downs before 2032. Accordingly, we do not anticipate the ITC rate to impact our seasonality during that timeframe.

Section 45X Credit
After a period of uncertainty, on October 24, 2024, U.S. Department of Treasury and the IRS issued final regulations on the section 45X manufacturing tax credit that largely adopted the statutory definitions of torque tube and structural fasteners, which we have determined apply to our components. Beginning in late 2023 and continuing through 2024 and into 2025, we have successfully negotiated, and we continue to successfully negotiate, agreements with key suppliers around sharing the economic benefits of section 45X credits associated with torque tube and structural fasteners. We continue to pursue additional agreements for splitting the economic benefits of section 45X with suppliers for parts we do not manufacture internally. In addition, during the second quarter of 2024, we concluded that certain parts manufactured by the Company qualify for the section 45X advanced production credits. Refer to Note 2 – Summary of Significant Accounting Policies in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on how we account for these incentives and amounts recognized for the periods presented.

Domestic Content Safe Harbor Guidance
The IRS issued Notice 2023-38 in May of 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties still exist under this guidance, like whose costs would be used (the manufacturer’s cost, a vendor’s cost to acquire, etc.) and how to define manufactured product components associated with trackers. In May of 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. On January 16, 2025, the IRS released Notice 2025-08, modifying Notice 2023-38 and Notice 2024-41 as well as introducing an updated elective safe harbor method for use in lieu of provisions of the adjusted percentage rule provided in Notice 2023-38 for calculating the domestic content bonus credit amounts applicable for certain qualified facilities and energy projects. Notice 2024-41 and Notice 2025-08 and the updated definitions described therein have clarified some pre-existing uncertainty in the industry, but they have also introduced uncertainties of their own. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity.

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

Impact of the Ongoing Russian-Ukraine War
The ongoing Russian-Ukraine war has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict, but we continue to monitor the situation and evaluate our procurement strategy and supply chain as to reduce any negative impact on our business, financial condition, and results of operations.

Impact of Disruption of Key Shipping Lines, i.e. Attacks on Shipping in the Red Sea
The disruption of container shipping traffic through the Red Sea has created port congestion, especially in Asia, affecting transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. Many shipping companies have paused shipments through the Suez Canal and the Red Sea causing rerouting of commercial vessels. To address the challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures aim to reduce delays to get the product to project sites on time. There is still uncertainty on how long these disruptions and the severity of their impact on our operations will last, but we continue to monitor the situation and evaluate our procurement and supply chain strategies, as to reduce any negative impact on our business, financial condition, and results of operations.

Inflation
Inflationary pressure may continue to negatively impact our results of operations in the near-term. To mitigate the inflationary pressures on our business, despite our ASPs decreasing due to the current deflationary environment for commodities like steel, we have continued to accelerate our productivity initiatives, expanded our supplier base, and continued to execute on our overhead cost containment practices.

Impact of AD/CVD Petitions and Determinations
On August 18, 2023, the U.S. Department of Commerce issued final affirmative determinations of circumvention with respect to certain CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to AD/CVD orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the U.S. during the two-year period prior to June 6, 2024 were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the U.S. on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.

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

U.S. Trade Policy and Executive Orders
On February 1, 2025, the President Trump issued three executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025, and on February 3,

2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for a one-month period. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. We are currently evaluating the potential impact of the imposition of the announced tariffs to our business and financial condition. While we do not believe that the tariffs announced by the U.S. on February 1, 2025 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of the new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

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

At December 31, 2024, our largest customer and five largest customers accounted for 9.0% and 31.0%, respectively, of total accounts receivable. At December 31, 2023, our largest and five largest customers constituted 2.7% and 29.6% of trade accounts receivable, respectively.

During the year ended December 31, 2024, two customers accounted for 15.6% and 11.9%, respectively, of total revenue. During the year ended December 31, 2023, one customer accounted for 13.4% of total revenue. During the year ended December 31, 2022, two customers accounted for 11.8% and 10.6%, respectively, of total revenue.

Further, our accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risk. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

Performance Measures
In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is megawatts (“MWs”) shipped, and specifically the change in MWs shipped from period to period. MWs are measured for each individual project and are calculated based on the respective projects’ expected megawatt output once installed and fully operational.

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

Revenue
We generate revenue from the sale of solar tracking systems, parts, software and services. Our customers include EPCs, utilities, solar developers and independent power producers. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars.

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

Our revenue growth is dependent on continued growth in the size and number of solar energy projects installed each year as well as our ability to maintain market share in each geography in which we compete, expand our global footprint to new and evolving markets, grow our production capabilities to satisfy demand and continue to develop and introduce new and innovative products that integrate emerging technologies and the performance requirements of our customers.

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

Cost of Revenue and Gross Profit
Cost of product and service revenue consists primarily of product costs, including raw materials, purchased components, net of any incentives or rebates earned from our suppliers, salaries, wages and benefits of manufacturing personnel, freight, tariffs, customer support, product warranty, amortization of developed technology, and depreciation of manufacturing and testing equipment. Our product costs are affected by (i) the underlying cost of raw materials, including steel and aluminum, (ii) component costs, including electric motors and gearboxes, (iii) technological innovation, and (iv) economies of scale and improvements in production processes and automation. We may experience disruptions to our supply chain and increased material and freight costs like those experienced in 2021 and 2022 during the COVID-19 pandemic. When possible, we modify our production schedules and processes to mitigate the impact of these disruptions and cost increases on our margins. We do not currently hedge against changes in the price of our raw materials.

Gross profit may vary from quarter to quarter and is primarily affected by our volume, ASPs, product costs, project mix, customer mix, geographical mix, commodity prices, logistics rates, warranty costs, and seasonality. Gross profit will also be impacted by tax incentives we can recognize, for example ICMS value added tax benefits in Brazil, which will discontinue in 2033.

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, bad debt provision, and professional fees. The majority of our sales in 2024, 2023, and 2022, were in the U.S.; however, in January 2022, we expanded our international operations with the STI Acquisition. We currently have a sales presence in the U.S., Spain, Brazil, South Africa and Australia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

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

Amortization consists of the expense recognized over the expected period of use of our customer relationships, contractual backlog, and the STI trade name intangible assets. Amortization related to certain acquired intangible assets is recorded as Total cost of revenue under the caption “Amortization of developed technology.”

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

Reportable Segments
Subsequent to the acquisition of STI, we began reporting our results of operations in two segments; the Array legacy operating segment (“Array Legacy Operations”) and the STI Operations operating segment (“STI Operations”) pertaining to legacy STI operations. The segment amounts included in this Item 7. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting.

Additional information on our reportable segments is contained in Note 20 – Segment and Geographic Information in the accompanying notes to the consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statement of operations (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Revenue	$915,807	$1,576,551	$(660,744)	(42)%
Cost of revenue:
Cost of product and service revenue	603,572	1,146,442	(542,870)	(47)%
Amortization of developed technology	14,558	14,558	—	—%
Total cost of revenue	618,130	1,161,000	(542,870)	(47)%
Gross profit	297,677	415,551	(117,874)	(28)%

Operating expenses:
General and administrative	160,567	159,535	1,032	1%
Change in fair value of contingent consideration	125	2,964	(2,839)	(96)%
Depreciation and amortization	36,086	38,928	(2,842)	(7)%
Long-lived assets impairment	91,904	—	91,904	100%
Goodwill impairment	236,000	—	236,000	100%
Total operating expenses	524,682	201,427	323,255	160%

(Loss) income from operations	(227,005)	214,124	(441,129)	(206)%

Other (expense) income, net	(1,008)	(1,015)	7	1%
Interest income	16,777	8,330	8,447	101%
Foreign currency (loss) gain, net	(4,515)	(53)	(4,462)	(8419)%
Interest expense	(34,825)	(44,229)	9,404	21%
Total other (expense) income	(23,571)	(36,967)	(13,396)	(36)%
(Loss) income before income tax expense (benefit)	(250,576)	177,157	(427,733)	(241)%
Income tax (benefit) expense	(10,182)	39,917	(50,099)	(126)%
Net income	$(240,394)	$137,240	$(377,634)	(275)%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Year Ended December 31,		Increase/Decrease
Revenue:	2024	2023	$	%
Array Legacy Operations	$661,629	$1,172,827	$(511,198)	(44)%
STI Operations	254,178	403,724	(149,546)	(37)%
Total	$915,807	$1,576,551	$(660,744)	(42)%

Gross Profit:
Array Legacy Operations	$270,031	$317,605	$(47,574)	(15)%
STI Operations	27,646	97,946	(70,300)	(72)%
Total	$297,677	$415,551	$(117,874)	(28)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue
Consolidated revenue for the year ended December 31, 2024 decreased by $660.7 million, or 42%, compared to the year ended December 31, 2023, primarily driven by lower revenue from Array Legacy Operations of 44% and STI Operations of 37%.

Array Legacy Operations revenue for the year ended December 31, 2024 decreased by $511.2 million, or 44%, compared to the year ended December 31, 2023. The decrease was primarily driven by approximately 39% decrease in volume shipped and a decrease of approximately 8% in average selling prices.

STI Operations revenue for the year ended December 31, 2024 decreased by $149.5 million, or 37%, compared to the year ended December 31, 2023. The decrease was primarily driven by a decrease of 12% in volume shipped, a decrease of approximately 24% in average selling prices and a foreign currency impact of approximately 4%.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $542.9 million, or 47%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, in line with lower revenue, partially offset by lower input cost per watt, resulting from supply chain and engineering cost control initiatives and the realization of 45X benefits associated with torque tubes and structural fasteners by Legacy Array Operations. 45X benefits realized for the year ended December 31, 2024 were $137.8 million compared to $9.3 million for the year ended December 31, 2023.

Consolidated gross profit decreased by $117.9 million, or 28%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Consolidated gross margin increased to 33% for the year ended December 31, 2024, as compared to 26% during the same period in the prior year.

Array Legacy Operations gross profit decreased by $47.6 million, or 15%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Gross margin increased to 41% from 27% for the years ended December 31, 2024 and 2023, respectively. The increase in gross margin was driven the realization of 45X benefits associated with torque tubes and structural fasteners during the fiscal year. 45X benefits realized for the year ended December 31, 2024 were $137.8 million compared to $9.3 million for the year ended December 31, 2023.

STI Operations gross profit decreased by $70.3 million, or 72%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Gross margin for STI Operations decreased to 11% from 24% for the years ended December 31, 2024 and 2023, respectively, driven by a decline in average selling prices of 24%, reduction in volume of 12%, partially offset by lower costs from operational efficiencies and lower input costs.

Operating Expenses
Consolidated general and administrative expense for the year ended December 31, 2024 increased by $1.0 million compared to the same period in the prior year, primarily as a result of higher legal and professional fees of $6.3 million and an increase in facility and infrastructure costs of $0.9 million, partially offset by lower personnel expenses of $6.2 million as a result of lower stock-based compensation and headcount.

Change in the fair value of contingent consideration resulted in a gain of $0.1 million for the year ended December 31, 2024, due to the fair value remeasurement of the TRA liability, primarily driven by a decrease in the discount rates used in the valuation.

Consolidated depreciation and amortization expense decreased $2.8 million, or 7%, due to the decrease in the amortization of intangibles, as the Backlog intangible recognized as part of the STI Acquisition had a one-year life and was fully amortized as of the first quarter of 2023.

During the year ended December 31, 2024, the Company identified certain indicators of impairment, which resulted in an impairment of goodwill and long-lived assets of $327.9 million.

Other (Expense) Income, Net
Other expense was $1.0 million for both years ended December 31, 2024 and 2023. Other expense primarily consists of certain other non-income taxes and miscellaneous income/expense.

Interest Income
Consolidated interest income for the year ended December 31, 2024 increased by $8.4 million, or 101%, as compared to the prior year, due to higher cash on hand balances during 2024 and higher yields on our cash management program.

Legal Settlement
Legal settlement income in 2022 resulted from the settlement of litigation related to trade secret misappropriation, for which we received a $42.8 million settlement. The settlement is related to Nextracker’s acknowledgment that an Array employee was hired in violation of his non-compete agreement, certain Array confidential information was improperly obtained, and Nextracker’s behavior was wrongful. The parties concluded the matter and plan to continue their shared missions of mainstreaming clean energy worldwide. As part of the settlement, the parties agreed to treat the settlement terms as confidential except to the extent required or necessitated by law, regulation, or the corporate parties’ shareholder disclosure standards.

Foreign Currency Loss
Consolidated foreign currency loss was $4.5 million during 2024 due to certain monetary assets and liabilities denominated in currencies other than the Brazilian Real, which weakened significantly during 2024. The foreign currency loss recorded during 2023 was not material.

Interest Expense
Consolidated interest expense for the year ended December 31, 2024 decreased by $9.4 million, or 21%, compared to the prior year period, primarily due to the impact of the $4.3 million and $74.3 million principal pay downs on our Term Loan Facility during 2024 and 2023, respectively. These pay downs were the result of focused efforts to decrease our outstanding debt balance with free cash flows from operations.

Income Tax Expense (Benefit)
Consolidated income tax expense (benefit) decreased by $50.1 million, or (126)%, We recorded income tax benefit of $10.2 million and an expense of $39.9 million for the years ended December 31, 2024 and 2023, respectively. The decrease in the tax expense is mostly related to the decrease in pre-tax income, which includes an impairment charge of $91.9 million for acquired intangibles and PP&E. The impairment resulted in a benefit of $31.2 million, offset by a valuation allowance against deferred tax assets of $7.2 million. In addition, the income tax expense for the year ended December 31, 2024, was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S., additional tax credits, and reduced state income tax expense, partially offset by benefits related to excess equity-based compensation deductions and non-deductible expense. The tax expense for the year ended December 31, 2023, was favorably impacted by losses in non-U.S. jurisdictions which have higher tax rates than the U.S. and benefit from a non-US tax incentive, partially offset by non-deductible expenses.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
A discussion and analysis covering the comparison of the year ended December 31, 2023, to the year ended December 31, 2022, is included in our annual report on Form 10-K filed with the SEC on March 22, 2023.

Liquidity and Capital Resources
Financing Transactions
Series A Shares
For more information related to the 2022 and 2021 issuances of Series A Shares, see Note 12 – Redeemable Perpetual Preferred Stock, to the accompanying consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 11 – Debt, in the accompanying notes to the consolidated financial statements.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources. As of December 31, 2024, we posted surety bonds totaling approximately $270.9 million.

Cash Flows (in thousands)

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$153,980	$231,955
Net cash used in investing activities	(9,572)	(16,821)
Net cash (used in) provided by financing activities	(11,844)	(101,761)
Effect of exchange rate changes on cash and cash equivalent balances	(17,503)	1,806
Net change in cash and cash equivalents	$115,061	$115,179

Historically, we have financed our operations with the proceeds from operating cash flows, capital contributions and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that operating cash flows will be sufficient to meet our liquidity needs in the next 12 months and beyond.

As of December 31, 2024, our cash balance was $363.0 million, of which $36.6 million was held outside the U.S., and net working capital was $560.9 million. We had outstanding borrowings of $233.9 million under our $575 million Term Loan Facility and $172.0 million available to us under our $200.0 million Revolving Credit Facility.

We continually monitor and review our liquidity position and funding needs. Management believes that our ability to generate operating cash flows in the future and available borrowing capacity under our Senior Secured Credit Facility will be sufficient to meet our future short-term liquidity needs.

Operating Activities
For the year ended December 31, 2024, cash provided by operating activities was $154.0 million attributable to non-cash adjustments of $367.7 million, mainly consisting of goodwill and long-lived asset impairment charges, depreciation and amortization expense and equity-based compensation and a net cash inflow of $26.6 million from changes in our operating assets and liabilities, partially offset by a net loss of $240.4 million.

Investing Activities
For the year ended December 31, 2024, cash used in investing activities was $9.6 million, of which $7.3 million related to purchases of property, plant and equipment, $3.0 related to an investment in a Simple Agreement of Future Equity (“SAFE”) and $11.3 million related to the cash payment to acquire certain right-of-use assets, partially offset by $12.0 million in proceeds from the sale of an equity investment in a private company.

Financing Activities
For the year ended December 31, 2024, net cash used in financing activities was $11.8 million, driven by a $4.4 million net reduction of other debt and a $4.3 million payments on our Term Loan Facility, as well as $1.4 million in TRA payments issued during the year ended December 31, 2024.

Discussion of Historical Cash Flows for Year Ended December 31, 2023 and 2022
A discussion and analysis covering historical cash flows for the year ended December 31, 2023 and 2022, is included in our annual report on Form 10-K filed with the SEC on February 28, 2024.

Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2024 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt obligations, including interest	$692,917	$30,959	$661,958	$—	$—
Lease commitments (1)	28,457	5,156	6,003	6,030	11,268
Purchase obligations (2)	78,168	75,664	2,504	—	—
Other obligations (3)	2,000	—	2,000	—	—
Total	$801,542	$111,779	$672,465	$6,030	$11,268
(1) Represents commitments under our non-cancelable office and facility leases. The lease for our new facility in Albuquerque, New Mexico, is currently expected to commence during the fourth quarter of 2025. For further information see Note 19 – Leases. Future minimum lease payments for this facility for the initial term of the lease and the one term consecutive extension of the lease for an additional ten years are approximately $105.0 million, which have been excluded from the table above.
(2) Purchase obligations primarily relate to commitments with certain suppliers under firm purchase orders or supply agreements to purchase raw materials or parts.
(3) Other obligations represent a commitment of the Company to invest an additional $2.0 million in future SAFEs with a technology company upon the achievement of defined milestones.

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

Business Combinations
We completed one business combination for an aggregate purchase price of $610.8 million during the year ended December 31, 2022. In accordance with Topic 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. The fair value of the identifiable intangible assets has been estimated using the Excess Earnings Method (customer relationships and backlog) and Relief from Royalty Method (trade name). Significant inputs using the Excess Earnings Method and Level 3 inputs in the fair value hierarchy include estimated revenue, expenses based on actuals and forecast. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and were sensitive to changes in underlying assumptions, estimates and market factors. There were no business combinations during the year ended December 31, 2024 and 2023.

Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis using the income approach, with the resulting value compared to Guideline publicly traded companies (“GPC”) marketplace EBITDA multiples to corroborate the fair value of the reporting unit.

During the quarters ended September 30, 2024 and December 31, 2024, the Company experienced a sustained decline in its stock price, which hit a 52-week low during the third quarter of 2024 and again during the fourth quarter of 2024, resulting in a decrease in market capitalization. In addition, the Company updated its long-term projections for the Company’s reporting units as of September 30, 2024 and December 31, 2024 and evaluated the execution risk associated with the Company’s projections and market conditions. As a result, the Company identified indicators of impairment related to the Company’s reporting units during the third and fourth quarters of 2024. Management, with the assistance of a third-party valuation specialist, performed quantitative goodwill impairment tests of the Legacy Array Operations and STI Operations reporting units as of September 30, 2024 and December 31, 2024. As a result of these tests, the Company recorded impairments of STI Operation’s goodwill totaling $236.0 million during the year ended December 31, 2024. The estimated fair value of the Array Legacy Operations reporting unit was significantly higher than the carrying balance of the reporting unit as of each of the testing dates. Subsequent to recording the impairment of goodwill, the Company reconciled the overall market capitalization of the Company, within a reasonable range, to the sum of the estimated fair values of both of the Company’s reporting units.

The significant assumptions used in determining the fair value of the Company’s reporting units primarily relate to the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used in the discounted cash flow model under the income approach. Under the Guideline Public Company method (“GPC”), the selection of EBITDA multiples to be used requires significant judgement. To the extent that the discount rate used in determining the present value of our cash flows increases, if we do not meet the cash flow projections for the reporting unit, or GPC multiples in the future decrease, additional impairment charges may be recorded in the future. In addition, a further decrease in the Company’s common stock share price and market capitalization over a sustained period of time could be an indication that there has been a further decrease in the fair value of the Company’s reporting units.

The most significant assumption used in determining the estimated fair value of STI Operations is the discount rate assumption. A 50-basis point increase in the discount rate would potentially result in an incremental goodwill impairment of $10 million as of December 31, 2024. Refer also to Note 7 - Goodwill, Long-Lived Assets, and Other Intangible Assets for further information.

Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets, including our finite lived intangible assets, might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset groupings eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets. The Company identified indicators of impairment associated with the STI Operations asset groups, and as a result, performed an undiscounted cash flow tests on the same dates that the reporting unit goodwill was tested for impairment. The sum of the undiscounted cash flows was less than the carrying balance for one of the STI operations assets groups as of the December 31, 2024 testing date.

As a result, with the assistance of a third-party valuation specialist, management estimated the fair value of the asset group as of December 31, 2024, and recorded an impairment loss of $91.9 million, which was allocated to the long-lived assets of the group on a pro rata basis on the difference between the estimated fair value of the asset group and its carrying value. In determining the fair value of the asset group, the Company used a DCF analysis using the income approach with the resulting value compared to Guideline publicly traded companies (“GPC”) marketplace EBITDA multiples to corroborate the fair value of the reporting unit. The significant assumptions used in determining the fair value of the asset group are similar to the significant assumptions used in determining the fair value the Company’s reporting units. Refer also Note 7 - Goodwill, Long-Lived Assets, and Other Intangible Assets for further information.

Equity-Based Compensation
We granted restricted stock units (“RSUs”) to employees and Performance Stock Units (“PSUs”) to certain executives. The PSUs contain performance and market conditions. The PSU grants were valued using the Monte Carlo simulation method and the assigned fair value on grant date will be recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather will be estimated quarterly and we will true-up the expense recognition accordingly upon any probability to vest revision. We account for forfeitures as they occur.

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

At December 31, 2024, our largest customer and five largest customers accounted for 9.0% and 31.0%, respectively, of total accounts receivable. At December 31, 2023, our largest and five largest customers constituted 2.7% and 29.6% of trade accounts receivable, respectively.

During the year ended December 31, 2024, two customers accounted for 15.6% and 11.9%, respectively, of total revenue. During the year ended December 31, 2023, one customers accounted for 13.4% of total revenue. During the year ended December 31, 2022, two customers accounted for 11.8% and 10.6%, respectively, of total revenue.

Further, our accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risk. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, that are used in our products. Prices of these raw materials may be affected by supply restrictions, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, and could harm our business, financial condition and results of operations.

Interest Rate Risk
As of December 31, 2024, or long-term debt, net of discounts and issuance costs, was $646.6 million, of which, $249.1 million is subject to variable-rate interest agreements and is therefore subject to future changes in interest rates. Accordingly, a 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.2 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2024. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which appears herein.

Remediation of Previously Identified Material Weaknesses
The following entity level material weakness was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023:

We have identified a material weakness due to a deficiency in one of the principles associated with the Control Environment component of the COSO framework, specifically relating to a lack of a sufficient complement of qualified personnel at the appropriate levels to perform control activities in support of preparing the financial statements in accordance with U.S. GAAP.

Since the fourth quarter of 2023, management has been executing plans to remediate the above material weakness by hiring a robust team of experienced personnel at the appropriate levels. These personnel have been hired at our international and domestic locations, and have prior public accounting and public company experience, technical accounting experience, and financial reporting experience. In connection with these remediation efforts, we have also realigned the accounting functions to strengthen the performance of controls, and enhanced monitoring activities. Considering the fact these individuals have been in their respective roles and were able to effectively perform control activities as part of the financial reporting process beginning with the first quarter of 2024, management concluded sufficient evidence has been obtained to demonstrate the previously identified material weakness has been remediated as of December 31, 2024.

The following material weakness was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023:

Control Activities – STI. We did not design, implement, and monitor general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting substantially all of STI’s internal control processes and we did not design and implement formal accounting policies, procedures, and controls across substantially all of the STI’s business processes to achieve timely, complete, accurate financial accounting, reporting, and disclosures.

During the second quarter of 2024, we implemented an Enterprise Resource Planning system (“ERP”) for our operations in Brazil, which resulted in our ability to implement automated controls and General Information Technology Controls, allowing for less reliance on manual controls. In addition, with respect to STI, we designed and implemented formal accounting policies, procedures and controls across STI’s relevant business processes to achieve timely, complete and accurate financial accounting, reporting, and disclosures. Management has determined that the forgoing actions, coupled with the deployment and testing of the relevant controls activities across STI, have resulted in the remediation of the previously identified material weakness.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2024, except for the changes discussed above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended December 31, 2024, none of our directors or officers adopted, amended or terminated any such plan or trading arrangement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by the Company, our directors, officers and employees of the Company and its subsidiaries. A copy of this policy is filed as an exhibit to this Annual Report on Form 10-K. Our insider trading policy prohibits our directors, officers and employees from holding our common stock in a margin account or entering into hedging transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, because such transactions may permit a director, officer or employee to continue to own securities obtained through our employee benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, the individual may no longer have the same objectives as our other stockholders.

Code of Conduct
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

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Number	Description of Document	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	08/11/2021	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act	10-K	03/10/2021	4.1
4.2	Indenture, dated December 3, 2021, among Array Technologies, Inc. and U.S. Bank National Association	8-K	12/07/2021	4.1
4.3	Form of 1.00% Convertible Senior Note due 2028	8-K	12/07/2021	4.1
10.1	Registration Rights Agreement, dated August 10, 2021, by and between Array Technologies, Inc. and BCP Helios Aggregator L.P.	8-K	08/11/2021	10.2
10.2	Registration Rights Agreement, dated January 11, 2022, by and among Array Technologies, Inc. and the holders identified therein	8-K	01/11/2022	10.1
10.3	Credit Agreement, dated October 14, 2020, by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	10/19/2020	10.2

Number	Description of Document	Form	Date	No.
10.4	Amended and Restated ABL Credit and Guarantee Agreement, dated March 23, 2020, by and among ATI Investment Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	S-1/A	10/14/2020	10.1
10.5	Tax Receivable Agreement, dated July 8, 2016, between Array Tech, Inc. (f/k/a Array Technologies, Inc.) and Ron P. Corio	S-1/A	10/14/2020	10.3
10.6	Form of Array Technologies, Inc. 2020 Long-Term Incentive Plan	S-1/A	10/7/2020	10.4
10.7*	Amended and Restated Form of Array Technologies, Inc. 2020 Long-Term Incentive Plan
10.8	Array Technologies, Inc. 2021 Employee Stock Purchase Plan	S-8	6/29/2022	10.1
10.9	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	10/19/2020	10.2
10.10	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	10/19/2020	10.3
10.11*	Form of PSU Grant Notice and Award Agreement
10.12	Offer Letter of Employment, dated April 3, 2022, between Array Tech, Inc. and Kevin Hostetler	8-K	4/5/2022	10.1
10.13	Offer Letter of Employment, dated November 28, 2022, between Array Tech, Inc. and Neil Manning	10-K	2/28/2024	10.13
10.14	Employment Offer Letter, dated July 25, 2022, between Array Tech, Inc. and Terrance Collins	10-K	2/28/2024	10.11
10.15	Offer Letter of Employment, dated December 1, 2024, between Array Tech, Inc. and H. Keith Jennings	8-K	12/03/2024	10.1
10.16*	Offer Letter of Employment, dated November 18, 2023, between Array Tech, Inc. and James Zhu
10.17*	Amended and Restated Array Technologies, Inc. Executive Severance and Change in Control Plan
10.18	Transition and Separation Agreement, dated June 5, 2024, by and between Array Technologies, Inc. and Kurt Wood	8-K	08/08/2024	10.2
10.19	Form of Director and Officer Indemnification Agreement	S-1/A	10/14/2020	10.11
10.20	Employment Agreement Terms	10-K	03/10/2021	10.13
10.21	Amendment No. 1, dated February 23, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	10-K	03/10/2021	10.14
10.22	Amendment No. 2, dated February 26, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	8-K	03/02/2021	10.1
10.23	Form of Capped Call Confirmation	8-K	12/07/21	10.1
10.24	Form of Capped Call Side Letter	10-K	2/28/2024	10.22

Number	Description of Document	Form	Date	No.
10.25	Array Technologies, Inc. Deferred Compensation Plan	8-K	5/24/2024	10.1
10.26*	Industrial Triple Net Lease, dated May 31, 2024, by and between GDC Sunshine, LLC and Array Tech, Inc.
19.1*	Insider Trading Policy of Registrant
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
97*	Array Technologies, Inc. Clawback Policy
101*	Interactive Data Files
104*	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith
+ Exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(a)(5) and will be furnished on a supplemental basis to the SEC upon request.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2025.

Array Technologies, Inc.
By:	/s/ Kevin Hostetler
Kevin Hostetler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Kevin Hostetler	Chief Executive Officer	February 28, 2025
Kevin Hostetler	(Principal Executive Officer)

/s/ H. Keith Jennings	Chief Financial Officer	February 28, 2025
H. Keith Jennings	(Principal Financial Officer)

/s/ James Zhu	Chief Accounting Officer	February 28, 2025
James Zhu	(Principal Accounting Officer)

/s/ Brad Forth	Chairman of the Board of Directors	February 28, 2025
Brad Forth

/s/ Paulo Almirante	Member of the Board of Directors	February 28, 2025
Paulo Almirante

/s/ Troy Alstead	Member of the Board of Directors	February 28, 2025
Troy Alstead

/s/ Orlando D. Ashford	Member of the Board of Directors	February 28, 2025
Orlando D. Ashford

/s/ Jayanthi Iyengar	Member of the Board of Directors	February 28, 2025
Jayanthi Iyengar

/s/ Bilal Khan	Member of the Board of Directors	February 28, 2025
Bilal Khan

Signature	Title	Date

/s/ Tracy Jokinen	Member of the Board of Directors	February 28, 2025
Tracy Jokinen

/s/ Gerrard Schmid	Member of the Board of Directors	February 28, 2025
Gerrard Schmid

INDEX TO FINANCIAL STATEMENTS
Array Technologies, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Array Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Array Technologies, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable perpetual preferred stock and stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Long-Lived Assets– STI Operations– Refer to Note 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s goodwill for its STI Operations reporting unit (“STI”) is tested annually for impairment during the fourth quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of STI’s goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company used a quantitative approach for goodwill to determine the fair value of STI based upon the discounted cash flow method, which was compared to an indication of value using the guideline publicly traded companies method. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the discount rate. The comparison of the fair value of the reporting unit to the marketplace multiples determined under the guideline publicly traded companies method requires management to make assumptions related to the selection EBITDA multiples. As of the September 30, 2024 and December 31, 2024 testing dates, the carrying value of STI exceeded its estimated fair value as of each testing date, and as a result, the Company recorded impairments totaling $236.0 million during the year ended December 31, 2024.
The Company’s long-lived assets for STI are tested for impairment when events, circumstances or operating results indicate that the carrying values of the long-lived assets might not be recoverable through future operations. The evaluation of STI’s long-lived assets for impairment involves preparing projections of the undiscounted future cash flows expected to be generated from each asset group and the cash flows resulting from the asset grouping’s eventual disposition. If the projections indicate that the underlying asset group is not expected to be recoverable, the asset group is reduced to its estimated fair value through the impairment of its long-lived assets. As of the December 31, 2024 testing date, the sum of the undiscounted cash flows was less than the carrying balance for one of STI’s asset groups. The Company then determined the estimated fair value of the STI asset group based upon the discounted cash flow method, which was then compared to an indication of value using the guideline publicly traded companies method. The significant assumptions used in determining the fair value of the asset group are similar to the significant assumptions used in determining the fair value of the STI reporting unit. The estimated fair value of the asset group was less than the carrying balance of the asset group, and as a result, the Company recorded an impairment loss on the long-lived asset group of $91.9 million.

Given the significant judgments made by management to estimate the fair value of STI and one of STI’s asset groups, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue growth rates and EBITDA margins, as well as the selection of the discount rates and the comparison of the fair value to marketplace multiples, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue growth rates and EBITDA margins ("forecasts"), the selection of the discount rate and the comparison of the marketplace multiples for STI and one of the STI’s asset groups included the following, among others:

•We tested the effectiveness of controls over management's determination of the estimated fair value of STI and one of the STI’s asset groups, such as controls related to management's forecasts and the selection of the discount rate and market multiples used.
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) internal communications, (3) inquiry with non-accounting personnel and (4) forecasted information included in industry reports that STI operates within.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodologies used, (2) the marketplace multiples used by management to compare to the discounted cash flow fair value, and (3) the discount rates used in determining the present value of the expected cash flows by developing independent estimates and comparing those to the rate selected by management.
•We considered the impact of (1) changes in the industry and (2) current macroeconomic factors on management's forecasts by analyzing key inputs of the forecast and evaluating the reasonableness and trends of the key inputs as a comparison to changes in the industry and current macroeconomic factors.

/s/ Deloitte & Touche LLP
Tempe, Arizona
February 28, 2025
We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Array Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Array Technologies, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Tempe, Arizona
February 28, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Array Technologies, Inc.
Albuquerque, New Mexico

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in redeemable perpetual preferred stock and stockholders’ equity (deficit), and cash flows of Array Technologies, Inc. (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Company’s results of operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2016 to 2023

Austin, Texas

March 22, 2023

Array Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$362,992	$249,080
Restricted cash	1,149	—
Accounts receivable, net	275,838	332,152
Inventories	200,818	161,964
Prepaid expenses and other	157,927	89,085
Total current assets	998,724	832,281

Property, plant and equipment, net	26,222	27,893
Goodwill	160,189	435,591
Other intangible assets, net	181,409	354,389
Deferred income tax assets	17,754	15,870
Other assets	41,701	40,717
Total assets	$1,425,999	$1,706,741

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$172,368	$119,498
Accrued expenses and other	91,183	70,211
Accrued warranty reserve	2,063	2,790
Income tax payable	5,227	5,754
Deferred revenue	119,775	66,488
Current portion of contingent consideration	1,193	1,427
Current portion of debt	30,714	21,472
Other current liabilities	15,291	48,051
Total current liabilities	437,814	335,691

Deferred income tax liabilities	21,398	66,858
Contingent consideration, net of current portion	7,868	8,936
Other long-term liabilities	18,684	20,428
Long-term warranty	4,830	3,372
Long-term debt, net of current portion	646,570	660,948
Total liabilities	1,137,164	1,096,233

Commitments and contingencies (Note 16)

Series A Redeemable Perpetual Preferred Stock: $0.001 par value; 500,000 shares authorized; 460,920 and 432,759 issued, respectively; liquidation preference of $493.1 million at both dates	406,931	351,260

Array Technologies, Inc.
Consolidated Balance Sheets (continued)
(in thousands, except shares and par value)

	December 31,
	2024	2023
Stockholders’ equity
Preferred stock $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock $0.001 par value - 1,000,000,000 shares authorized; 151,951,652 and 151,242,120 shares issued at respective dates	151	151
Additional paid-in capital	297,780	344,517
Accumulated deficit	(370,624)	(130,230)
Accumulated other comprehensive income (loss)	(45,403)	44,810
Total stockholders’ equity	(118,096)	259,248
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,425,999	$1,706,741

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Revenue	$915,807	$1,576,551	$1,637,546
Cost of revenue:
Cost of product and service revenue	603,572	1,146,442	1,410,270
Amortization of developed technology	14,558	14,558	14,558
Total cost of revenue	618,130	1,161,000	1,424,828
Gross profit	297,677	415,551	212,718

Operating expenses:
General and administrative	160,567	159,535	150,777
Change in fair value of contingent consideration	125	2,964	(4,507)
Depreciation and amortization	36,086	38,928	84,581
Long-lived assets impairment	91,904	—	—
Goodwill impairment	236,000	—	—
Total operating expenses	524,682	201,427	230,851

(Loss) income from operations	(227,005)	214,124	(18,133)

Other (expense) income, net	(1,008)	(1,015)	2,789
Interest income	16,777	8,330	3,181
Legal settlement	—	—	42,750
Foreign currency (loss) gain, net	(4,515)	(53)	1,155
Interest expense	(34,825)	(44,229)	(36,694)
Total other (expense) income	(23,571)	(36,967)	13,181

(Loss) income before income tax expense (benefit)	(250,576)	177,157	(4,952)
Income tax (benefit) expense	(10,182)	39,917	(9,384)
Net (loss) income	(240,394)	137,240	4,432
Preferred dividends and accretion	55,670	51,691	48,054
Net (loss) income to common shareholders	$(296,064)	$85,549	$(43,622)

(Loss) income per common share
Basic	$(1.95)	$0.57	$(0.29)
Diluted	$(1.95)	$0.56	$(0.29)

Weighted average common shares outstanding
Basic	151,754	150,942	149,819
Diluted	151,754	152,022	149,819

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(240,394)	$137,240	$4,432
Foreign currency translation(1)	(90,213)	36,385	8,425
Comprehensive (loss) income	$(330,607)	$173,625	$12,857
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2021	350	$237,462	—	$—	135,027	$135	$202,562	$(271,902)	$—	$(69,205)
Equity-based compensation	—	—	—	—	339	—	14,543	—	—	14,543
Issuance of Series A Redeemable Perpetual Preferred Stock, net of fees	50	32,724	—	—	—	—	(1,938)	—	—	(1,938)
Issuance of common stock, net	—	—	—	—	15,147	15	216,063	—	—	216,078
Preferred cumulative dividends plus accretion and commitment fees	19	48,054	—	—	—	—	(48,054)	—	—	(48,054)
Dividends paid	(13)	(18,670)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,432	—	4,432
Foreign currency translation	—	—	—	—	—	—	—		8,425	8,425
Balance, December 31, 2022	406	299,570	—	—	150,513	150	383,176	(267,470)	8,425	124,281
Equity-based compensation	—	—	—	—	729	1	14,540	—	—	14,541
Preferred cumulative dividends plus accretion and commitment fees	26	51,690	—	—	—	—	(53,199)	—	—	(53,199)
Net income	—	—	—	—	—	—	—	137,240	—	137,240
Foreign currency translation	—	—	—	—	—	—	—	—	36,385	36,385
Balance, December 31, 2023	432	351,260	—	—	151,242	151	344,517	(130,230)	44,810	259,248

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Equity-based compensation	—	—	—	—	710	—	10,686	—	—	10,686
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,752)	—	—	(1,752)
Preferred cumulative dividends plus accretion	28	55,671	—	—	—	—	(55,671)	—	—	(55,671)
Net loss	—	—	—	—	—	—	—	(240,394)	—	(240,394)
Foreign currency translation	—	—	—	—	—	—	—	—	(90,213)	(90,213)
Balance, December 31, 2024	460	$406,931	—	$—	151,952	$151	$297,780	$(370,624)	$(45,403)	$(118,096)

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(240,394)	$137,240	$4,432
Adjustments to net income (loss):
Goodwill impairment	236,000	—	—
Impairment of long-lived assets	91,904	—	—
Allowance for credit losses	2,058	2,527	2,599
Deferred tax benefit	(37,650)	(8,862)	(31,565)
Depreciation and amortization	38,221	40,268	86,501
Amortization of developed technology	14,558	14,558	14,558
Amortization of debt discount and issuance costs	6,087	10,570	6,857
Gain on debt refinancing	—	(457)	—
Equity-based compensation	10,349	14,540	14,982
Change in fair value of contingent consideration	125	2,964	(4,507)
Warranty provision	3,163	4,666	4,152
Write-down of inventories	2,923	6,431	(859)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	41,423	92,800	(76,984)
Inventories	(44,787)	66,743	20,870
Income tax receivables	(4,112)	9	5,611
Prepaid expenses and other	(69,708)	(10,840)	19,124
Accounts payable	58,180	(37,654)	12,667
Accrued expenses and other	(436)	5,325	1,024
Income tax payable	(863)	1,936	(755)
Lease liabilities	(8,624)	1,177	3,784
Deferred revenue	55,563	(111,986)	59,002
Net cash provided by operating activities	153,980	231,955	141,493

Investing activities:
Purchase of property, plant and equipment	(7,305)	(16,989)	(10,619)
Retirement/disposal of property, plant and equipment	34	168	—
Cash payments for the acquisition of right-of-use assets	(11,276)	—	—
Acquisition of STI, net of cash acquired	—	—	(373,818)
SAFE Investment	(3,000)	—	—
Sale of equity investment	11,975	—	—
Net cash used in investing activities	(9,572)	(16,821)	(384,437)

Financing activities:

Array Technologies, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Proceeds from Series A issuance	—	—	33,098
Proceeds from common stock issuance	—	—	15,885
Series A equity issuance costs	—	(1,509)	(1,893)
Tax withholding related to vesting of equity-based compensation	(1,752)	—	—
Common stock issuance costs	—	—	(450)
Dividends paid on Series A Preferred	—	—	(18,670)
Payments on revolving credit facility	—	—	(116,000)
Proceeds from revolving credit facility	—	—	116,000
Proceeds from issuance of other debt	93,059	63,311	20,188
Principal payments on term loan facility	(4,300)	(74,300)	(14,300)
Principal payments on other debt	(97,424)	(88,063)	(23,935)
Contingent consideration payments	(1,427)	(1,200)	(1,483)
Net cash (used in) provided by financing activities	(11,844)	(101,761)	8,440
Effect of exchange rate changes on cash and cash equivalent balances	(17,503)	1,806	735
Net change in cash and cash equivalents	115,061	115,179	(233,769)
Cash and cash equivalents and restricted cash, beginning of period	249,080	133,901	367,670
Cash and cash equivalents and restricted cash, end of period	$364,141	$249,080	$133,901

Supplemental Cash Flow Information
Cash paid for interest	$38,655	$43,949	$23,118
Cash paid for income taxes	$27,966	$45,942	$10,739

Non-cash Investing and Financing Activities
Dividends accrued on Series A Preferred	$28,160	$26,370	$6,389
Stock consideration paid for acquisition of STI	$—	$—	$200,224

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

Upon completion of the STI Acquisition, the Company began operating as two reportable operating segments: the Array Legacy operating segment (“Array Legacy Operations”) and the newly acquired operating segment (“STI Operations”) pertaining to STI.

Headquartered in Albuquerque, New Mexico, the Company is a leading global provider of solar tracking technology to utility-scale and distributed generation customers, who construct, develop and operate solar PV sites.

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

Brazil Value-Added Tax Benefit
Revenue in 2024 and 2023, excludes a Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), of $11.8 million and $23.2 million, respectively that has been included in cost of product and service revenue for these periods. For the year ended December 31, 2022, an ICMS benefit of $12.3 million was included in revenues.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Foreign Currency Translation
The Company’s foreign subsidiaries have functional currencies that are different than our reporting currency. When translating balances from the functional currency to the reporting currency, assets and liabilities are translated into U.S. dollars at period end exchange rates, retained earnings is translated at historical rates, and income, expenses, and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated within accumulated other comprehensive income. In situations when a foreign subsidiary has a local currency that is different than the functional currency, monetary assets and liabilities are translated into the functional currency at the period end exchange rates, and non-monetary assets and the related income statement effects are translated into the functional currency using historical rates. Gains and losses that result from remeasurement from a local currency to the functional currency are included in earnings.

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We regularly maintain cash balances that exceed insured amounts, but we have experienced no losses associated with these amounts to date. At December 31, 2024, restricted cash represents cash deposited with a financial institution by one of our foreign subsidiaries that was restricted for the issuance of certain surety bonds.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

A gain or loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and net sales proceeds received. A gain or loss on an asset disposal is recognized in the period that the sale occurs.

SAFE Investment
On November 6, 2024, Array invested $3.0 million through a Simple Agreement of Future Equity (“SAFE”) with a technology company. At the next equity financing round of the technology company, the SAFE investment will convert into preferred shares of the company, subject to certain conditions. Array will invest up to $2.0 million in future SAFEs contingent upon the achievement of defined milestones by the technology company.

The initial investment of $3.0 million was recorded at cost and is included within “Other assets” on the consolidated balance sheet. The investment will be carried at cost and remeasured to fair value if impaired or if there are observable transaction prices.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Long-Lived Assets
In testing long-lived assets and goodwill for impairment, the Company first tests its long-lived assets for impairment, and then tests the goodwill of a reporting unit that includes the long-lived assets covered under the long-lived asset test for impairment. If an asset group includes only a portion of a reporting unit, the carrying amount of goodwill is not included in the asset group. The carrying values are adjusted, if necessary, for the result of each impairment test prior to performing the next test.

When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset groupings eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets of the group on pro rata basis using the relative carrying amounts of the asset groups long-lived assets.

During the year ended December 31, 2024, the Company identified certain indicators of impairment related to its long-lived assets, and as a result, tested certain asset groups for impairment, which resulted in an impairment of long-lived assets of $91.9 million. See Note 7 – Goodwill, Long-Lived Assets, and Other Intangible Assets for additional information.

There was no impairment of long-lived assets for the years ended December 31, 2023 and 2022.

Goodwill and Indefinite-Lived Intangible Asset
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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

During the year ended December 31, 2024, the Company identified certain indicators of impairment on various dates, and as a result, performed goodwill impairment tests, which resulted in impairments of goodwill totaling $236.0 million. See Note 7 – Goodwill, Long-Lived Assets, and Other Intangible Assets for additional information. There was no impairment of goodwill for the years ended December 31, 2023 and 2022.

The Company has one indefinite-lived intangible asset for a Trade name it acquired as part of a past acquisition associated with Legacy Array. The Company performs an annual impairment test on its Trade name indefinite-lived intangible asset, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year. There were no indicators of impairment associated with this Trade name,

Divestiture of Investment in Equity Securities
In June 2024, we divested 100% of our equity investment in preferred stock of a private company we purchased in 2021. We received $12.0 million in proceeds for the divestiture in July 2024. No gain or loss resulted from this transaction.

Amortizable and Other Intangible Assets
The Company amortizes identifiable finite lived intangible assets consisting of developed technology, customer relationships, contractual backlog and the STI trade name on a straight-line basis over the assets’ estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.

The Array Technologies trade name has been determined to have an indefinite life and, therefore, is not amortized but is subject to an annual impairment test or at any other time when impairment indicators exist. The Company did not recognize any impairment charges for this asset during the years ended December 31, 2024, 2023 and 2022.

Debt Discount and Issuance Costs
Debt discount and issuance costs incurred to issue debt are deferred and amortized using the effective interest method as a component of interest expense over the life of the related debt agreement. Amortization expense of debt discount and deferred issuance costs was $6.1 million, $10.6 million and $6.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

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

For contracts with customers that result in multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. These contracts include contracts for the sale of components, contracts with installation services, solar tracker systems sold with an extended warranty, and contracts that include the sale of software and maintenance. For all years presented, the transaction price associated with extended warranties and the sale of software and maintenance was not material. The Company generally uses the expected cost-plus margin approach to estimate the standalone selling price of each performance obligation.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

For contracts related to the sale of components as opposed to contracts to provide an integrated solar tracker project, the Company’s obligation to the customer is to deliver components that are used by the customer to create a tracker system and does not include engineering or other professional services or the obligation to provide such services in the future. Under these arrangements, each component is a distinct performance obligation, and often the components are delivered in batches at different points in time. The Company estimates the standalone selling price (“SSP”) of each component performance obligation based on a cost-plus margin approach. Revenue allocated to a component is recognized at the point in time that control of the component transfers to the customer, which is usually upon delivery to the customer’s site.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements

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

Research and Development
The Company incurs research and development costs during its process of researching and developing new products and significant enhancements to existing products. Research and development costs consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Research and development expense was $6.7 million, $8.5 million and $4.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X advanced manufacturing production tax credit (“45X Credit”) was established as part of the IRA. The section 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has, and will continue to enter into, arrangements with manufacturing vendors that produce section 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to Array purchases, in the form of “Vendor Rebates.”
The Company accounts for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time the Company recognizes such rebates as a reduction of cost of product and service on the consolidated statements of operations. For vendor rebates related to past purchases that are owed to the Company upon execution of the agreement, the Company defers recognition of this portion of the rebate and recognizes the amounts as a reduction to cost of product and service revenue as future purchases occur. At December 31, 2024, the company had deferred $8.0 million of vendor rebates related to rebates due at contract signing for past purchases, which are included in Other current liabilities on the consolidated balance sheet.

During the fiscal year ended December 31, 2024, the Company recorded a reduction to cost of product and service revenue on the consolidated statements of operations in the amount of approximately $133.3 million, of which approximately $38.6 million related to the recognition of deferred rebates that were deferred upon contract signing at December 31, 2023. During the year ended December 31, 2023, the Company recorded a reduction to cost of product and service revenue on the consolidated statements of operations in the amount of $9.3 million.

As of December 31, 2024 and 2023, the Company had an outstanding Vendor Rebate receivable of $115.5 million and $48.4 million, respectively, included in Prepaid expenses and other.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Inflation Reduction Act 45X Credits
The Company accounts for the 45X Advanced Manufacturing Production Credit established by the IRA, under IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as a reduction to production costs. The tax credit is included as an offset in Income tax payable on the condensed consolidated balance sheet dated December 31, 2024.

During the fiscal year ended December 31, 2024, the company earned 45X Advanced Manufacturing Production Credits for the manufacturing of certain components, which were sold and resulted in a $4.4 million reduction to cost of product and service revenue on the consolidated statement of operations.

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

Advertising Expenses
The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2024, 2023 and 2022 advertising expenses totaled $3.3 million, $2.7 million and $2.6 million, respectively.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The Company recognizes interest and penalties related to unrecognized tax benefits within interest expense and other expenses, respectively, in the consolidated statements of operations. The Company's liabilities for unrecognized tax benefits are reflected in Other long-term liabilities on the condensed consolidated balance sheet.

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

Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Shares”) issued in connection with the Series A Purchase Agreement, as described in Note 12 – Redeemable Perpetual Preferred Stock, are classified as temporary equity in the accompanying consolidated financial statements. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Series A Shares to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in preferred undeclared dividends and accretion on Series A Shares on the Company’s consolidated statements of changes in redeemable perpetual preferred stock and stockholders’ equity (deficit) and treated similarly to a dividend on preferred stock in accordance with U.S. GAAP.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Our customer base consists primarily of large solar developers, independent power producers, utilities and EPCs. We do not require collateral on our accounts receivable.

At December 31, 2024, the Company’s largest customer and five largest customers accounted for 9.0% and 31.0%, respectively, of total accounts receivable. At December 31, 2023, the Company’s largest and five largest customers constituted 2.7% and 29.6% of trade accounts receivable, respectively.

During the year ended December 31, 2024, two customers accounted for 15.6% and 11.9%, respectively, of total revenue. During the year ended December 31, 2023, one customer accounted for 13.4%, of total revenue. During the year ended December 31, 2022, two customers accounted for 11.8% and 10.6%, respectively, of total revenue.

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

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation,

Array Technologies, Inc.
Notes to Consolidated Financial Statements
and modifies other income tax-related disclosures. The standard will become effective for the Company’s fiscal year ended December 31, 2025, with early adoption permitted. The Company did not adopt this reporting standard early for 2024 and expects no material impacts upon adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 31, 2026, and for interim periods beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU will require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will also be required to provide the new disclosures and all the disclosures required under ASC 280. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 20 – Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The STI Acquisition was accounted for as a business combination in accordance with ASC 805 Business Combinations. The equity consideration transferred consisted of the Company’s common stock and was measured at fair value based on the closing stock price on the Acquisition Date. The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the Acquisition Date. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the expected synergies of the combined entities that are expected to be realized from the STI Acquisition. None of the goodwill is deductible for income tax purposes.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements

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

The amounts of revenue and net income of STI included in the Company’s consolidated statement of operations from the Acquisition Date through December 31, 2022 were $369.7 million and $(21.5) million, respectively.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
results that would have actually occurred had the STI Acquisition been consummated on January 1, 2021, (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$1,645,962	$1,118,903
Net income (loss)	$36,285	$(74,215)

4.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2024	2023	2022
Accounts receivable	$280,686	$335,976	$423,071
Less: allowance for credit losses	(4,848)	(3,824)	(1,888)
Accounts receivable, net	$275,838	$332,152	$421,183

Included in accounts receivable are amounts retained by project owners that represent funds withheld by our customers until the products are installed by a third-party, arranged by the customer, and the project is declared operational. Such retention amounts were $17.4 million, $24.0 million, and $47.4 million as of December 31, 2024, 2023, and 2022, respectively. All retention amounts outstanding as of December 31, 2024, are collectible within the next 12 months.

The following is the activity of the allowance for credit losses on accounts receivable which includes trade accounts receivable and unbilled accounts receivable (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$(3,824)	$(1,888)	$(140)
Provision for credit losses	(1,855)	(2,871)	(2,599)
Collected	92	916	731
Written-off	739	19	120
Ending balance	$(4,848)	$(3,824)	$(1,888)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
5.    Inventories

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$60,588	$86,614
Finished goods	140,230	75,350
Total	$200,818	$161,964

The Company values a portion of its inventory using the moving average cost method that approximates the First In, First Out method (“FIFO”). As of December 31, 2024, inventory valued using moving average cost and FIFO was $154.4 million and $46.4 million, respectively. As of December 31, 2023, inventory valued using moving average cost and FIFO, was $129.5 million and $32.5 million, respectively.

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2024	2023
Land	N/A	$1,585	$1,634
Buildings and land improvements	15-39	9,108	9,344
Manufacturing equipment	7	27,853	22,962
Furniture, fixtures and equipment	5-7	4,287	4,770
Vehicles	5	603	688
Hardware	3-5	3,603	3,114
Construction in progress	N/A	3,948	6,199
Total		50,987	48,711
Less: accumulated depreciation		(24,765)	(20,818)
Property, plant and equipment, net		$26,222	$27,893

Depreciation expense was $4.4 million, $2.6 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $2.1 million, $1.3 million and $1.6 million, respectively, was included in cost of revenues and $2.3 million, $1.3 million and $0.8 million, respectively, was included in depreciation and amortization in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
7.    Goodwill, Long-Lived Assets, and Other Intangible Assets

Goodwill
Changes in the carrying amount of goodwill by reporting unit during the year ended December 31, 2024, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations	Total
Beginning balance	$69,727	$365,864	$435,591
Foreign currency translation	—	(39,402)	(39,402)
Impairment charge	—	(236,000)	(236,000)
Ending balance	$69,727	$90,462	$160,189
(1) Goodwill attributable to Array Legacy Operations is net of impairment charges of $51.9 million. Prior to 2024, no impairment charges have been recorded for STI Operations.

The Company performs it’s annual goodwill impairment test, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired.

During the third and fourth quarters of 2024, the Company experienced a sustained decline in its stock price, which hit a 52-week low during the third quarter of 2024 and again during the fourth quarter of 2024, resulting in a decrease in market capitalization. In addition, the Company updated its long-term projections for the Company’s reporting units during the third and fourth quarter of 2024, and evaluated the execution risk associated with the Company’s projections and the local market conditions. As a result, the Company identified indicators of impairment related to the Company’s reporting units as of September 30, 2024 and December 31, 2024, respectively. Management, with the assistance of a third-party valuation specialist, performed quantitative goodwill impairment tests of the Legacy Array Operations and STI Operations reporting units as of September 30, 2024 and December 31, 2024.

The fair value of the Array Legacy Operations and STI Operations reporting units were determined using the income approach and then compared to the Guideline publicly traded companies (“GPC”) marketplace EBITDA multiples to corroborate the fair value of the reporting unit. As a result of these tests, the Company recorded impairments to goodwill totaling $236.0 million during 2024, related to STI Operations reporting unit. The estimated fair value of the STI Operations reporting unit was estimated to be $251.2 million as of December 31, 2024.

Subsequent to recording the impairments of goodwill, the Company reconciled the overall market capitalization of the Company, within a reasonable range, to the sum of the estimated fair values of both of the Company’s reporting units. The estimated fair value of the Array Legacy Operations reporting unit was significantly higher than the carrying balance of the reporting unit at each testing date.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
a further decrease in the Company’s common stock share price and market capitalization could be an indication that there has been a further decrease in the fair value of the Company’s reporting units.

Long-Lived Assets
As discussed above, there were indicators of impairment that required an interim impairment test for the Legacy Array and STI Operations reporting units. Management considered these events to be a triggering event requiring the long-lived assets associated with the STI Operations asset groups be tested for impairment (which includes the amortizable intangible assets) as of the same dates that the goodwill was tested for impairment.

The sum of the future undiscounted cash flows for one of the STI Operations asset groups indicated that the carrying amount of the asset groups was not recoverable as of December 31, 2024. As a result, with the assistance of a third-party valuation specialist, management estimated the fair value of the asset group, which was less than the carrying value of the asset group. The fair value of the asset group was determined using the income approach and then compared to GPC marketplace EBITDA multiples to corroborate the fair value of the reporting unit. An impairment loss of $91.9 million was recognized based on the difference between the carrying value of the asset group and its estimated fair value. The Company impaired $83.0 million of customer relationships, $7.3 million of trade names, and $1.6 million of plant and equipment.

The loss was allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets. In determining the fair value of the asset group, the Company performed a DCF analysis using the income approach. The significant assumptions used in determining the fair value of the asset group are similar to the significant assumptions used in determining the fair value the Company’s reporting units.

As of December 31, 2024 and 2023, no events or circumstances were noted that would indicate the carrying amount of any of Legacy Array’s asset groups may not be recoverable.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Other Intangible Assets
Other intangible assets consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2024	2023
Amortizable:
Developed technology	14	$203,800	$203,800
Computer software	3	15,826	5,267
Customer relationships	10	179,166	336,134
Backlog	1	16,877	54,438
Trade name	20	15,117	27,061
Total amortizable intangibles		430,786	626,700
Accumulated amortization:
Developed technology		123,462	108,905
Computer software		14,552	1,274
Customer relationships		102,541	115,444
Backlog		16,877	54,322
Trade name		2,245	2,666
Total accumulated amortization		259,677	282,611
Total amortizable intangibles, net		171,109	344,089

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$181,409	$354,389

Amortization expense related to intangible assets was $48.4 million, $52.2 million and $98.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $14.6 million was included in amortization of developed technology, a component of cost of revenue, in all three periods. The remaining amortization expense of $33.8 million, $37.6 million and $83.8 million, respectively, was included in depreciation and amortization, on the accompanying consolidated statements of operations.

The following table presents estimated future annual amortization expense (in thousands):

Amount
2025	$34,844
2026	30,370
2027	25,350
2028	25,232
2029	25,232
Thereafter	30,081
$171,109

Array Technologies, Inc.
Notes to Consolidated Financial Statements
8.    Income Taxes

The components of the Company’s income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$113,045	$136,498	$34,344
Foreign	(363,621)	40,659	(39,296)
Income (loss) before provision for income taxes	$(250,576)	$177,157	$(4,952)

The provision for income taxes charged to operations consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current expense (benefit):
Federal	$21,686	$26,592	$12,826
State	2,707	5,678	1,630
Foreign	3,075	16,509	7,725
	27,468	48,779	22,181
Deferred expense (benefit):
Federal	(1,361)	942	(6,160)
State	(406)	(327)	(960)
Foreign	(35,883)	(9,477)	(24,445)
	(37,650)	(8,862)	(31,565)
Total income tax expense (benefit)	$(10,182)	$39,917	$(9,384)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Bad debts	$143	$164
Inventories	5,439	3,528
Accrued warranties	4,753	4,336
Accrued compensation	496	569
Net operating loss	4,247	2,181
Equity-based compensation	2,769	3,222
Lease liabilities	4,982	5,794
Premium on capped call	7,777	9,376
Interest expense carryforward	80	3,411
Capitalized research and development expenses	6,405	2,000
Other	5,164	4,580
Deferred tax assets	42,255	39,161
Valuation allowance	(11,181)	(2,360)
Deferred tax assets, net	31,074	36,801
Deferred tax liabilities:
Property, plant, and equipment	(2,349)	(2,825)
Intangible assets	(28,450)	(79,913)
ROU assets	(3,919)	(5,051)
Deferred tax liabilities	(34,718)	(87,789)
Deferred tax asset (liability), net	$(3,644)	$(50,988)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense computed at the federal statutory rate of 21% to actual income tax expense at the Company’s effective rate is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax rate reconciliation
Income tax expense (benefit) at U.S. statutory rate	$(52,621)	$37,204	$(1,040)
State income taxes	1,732	4,150	530
Officer’s compensation	350	518	740
Equity-based compensation	595	(932)	712
Contingent consideration	26	622	(947)
Tax credits	(4,554)	(407)	(421)
Non-U.S. income taxed at different rate than U.S. statutory rate	(15,135)	2,658	(4,274)
Non-U.S. indirect tax incentives	975	(5,035)	(4,183)
Foreign derived intangible income benefit	—	(403)	(1,668)
Transaction costs	—	—	1,628
Non-deductible Goodwill Impairment	49,560	—	—
Change in valuation allowance	7,760	911	(534)
Uncertain tax benefits	714	—	—
Nondeductible expenses	481	299	10
Other	(65)	332	63
Total income tax expense (benefit)	$(10,182)	$39,917	$(9,384)

During 2023 and 2022, the Company received a non-U.S. indirect tax incentive which was excluded from the local income tax base, resulting in a reduction of the overall effective tax rate of the Company. The income tax benefits from the non-U.S. indirect tax incentive was $5.0 million and $4.2 million for 2023 and 2022, respectively. Due to recent legislation, effective in 2024 these non-U.S. indirect tax incentives are no longer excluded from the local income tax base. In addition, in 2024, the Company reached a settlement under an amnesty program relating to treatment of the pre-acquisition of such non-US indirect tax incentives for years ended 2017 and 2018. Under the settlement, there was a repayment of the non-US indirect tax incentives from 2017 and 2018 along with penalties of $3.3 million, which were not deductible.

During the year ended December 31, 2024, the Company recorded impairment charges of $236.0 million related to goodwill and $91.9 million related to intangibles and PP&E. The goodwill impairment charge is non-deductible for income tax purposes, while a deferred tax benefit of $31.2 million offset by a valuation allowance against deferred tax assets of $7.2 million was recognized for the intangible and PP&E impairment. See Note 7 – Goodwill, Long-Lived Assets, and Other Intangible Assets for additional information.

As of December 31, 2024, the Company has federal income tax net operating loss (“NOL”) carryforwards of approximately $6.8 million that do not expire, state income tax NOL carryforwards of approximately $0.5 million that will expire in future years beginning in 2029, state tax credits of approximately $1.1 million that will expire in future years beginning in 2033, and certain foreign NOLs that are immaterial. As of December 31, 2023, the Company has federal income tax NOL carryforwards of approximately $6.8 million that do not expire, state income tax NOL carryforwards of approximately $2.3 million that will expire in future years beginning in 2029,

Array Technologies, Inc.
Notes to Consolidated Financial Statements
state tax credits of approximately $0.3 million that will expire in future years beginning in 2033, and certain foreign NOLs that are immaterial.

Realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate type and in the appropriate jurisdictions. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. It is not more likely than not that deferred tax assets from certain U.S. Federal, state and foreign net operating loss would be realized due to type and location of future earnings. As a result, the Company has a valuation allowance of $11.2 million and $2.4 million for the years ended December 31, 2024 and 2023.

ASC 740 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. In accordance with ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of December 31, 2024, 2023 and 2022, the Company had unrecognized income tax benefits of $0.7 million, zero and zero, respectively, of which the entirety would reduce our income tax provision, if recognized within the next twelve months. The Company does not expect any significant changes to the unrecognized tax benefits within the next twelve months.

A reconciliation of the unrecognized tax benefits included within Other long-term liabilities on the consolidated statement of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits – January 1	$—	$—	$—
Gross increases – tax positions in prior period	533	—	—
Gross decreases – tax positions in prior period	—	—	—
Gross increases – tax positions in current period	181	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$714	$—	$—

The Company files income tax returns in the U.S. federal jurisdiction, in multiple U.S. states, as well as in non-U.S. jurisdictions. Through global expansion and the acquisition of STI, the Company has a significant presence in Spain and Brazil. The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The Company is not subject to U.S. federal, state and non-U.S. income tax examinations by tax authorities for years before 2020. There are currently no income tax audits in any material jurisdictions.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Repatriation of funds could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or state income taxes and the impact of foreign currency movements. At December 31, 2024, management believed that sufficient liquidity was available in the U.S. The Company may consider repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance

Array Technologies, Inc.
Notes to Consolidated Financial Statements
local operations; however, any repatriation activities are not expected to result in a significant incremental tax liability to the Company.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. Certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Due to the effective tax rates in which the Company operates, the Company meets certain safe harbor tests. As a result, there was no tax impact of Pillar Two for the year ended December 31, 2024.

The Company accounts for the 45X Credit under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, for certain parts for which it is the manufacturer as a reduction to production costs with a corresponding reduction to Income Tax Payable. The reduction to production costs of $4.4 million for the year ended December 31, 2024, from the 45X Credit related to parts manufactured by the company, is excluded from Federal and state income taxes.

9.    Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2024	2023
Unvouchered payables	$46,043	$21,548
Accrued payroll expenses	13,068	15,778
Accrued interest	692	4,723
Non-income taxes payable	4,019	5,560
Other	27,361	22,602
Accrued expenses and other	$91,183	$70,211

10.     Accrued Warranty Reserve

The following table presents changes in the accrued warranty reserve balances (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$6,162	$5,476	$3,192
Provision for warranties issued	4,270	6,328	5,289
Payments	(2,432)	(3,980)	(1,868)
Warranty expirations	(1,107)	(1,662)	(1,137)
Ending balance	$6,893	$6,162	$5,476

Array Technologies, Inc.
Notes to Consolidated Financial Statements
11.    Debt

The following table summarizes the Company’s total debt (in thousands):

	December 31,
	2024	2023
Senior Secured Credit Facility:
Term loan facility	$233,875	$238,175
Revolving credit facility	—	—
Total secured credit facility	233,875	238,175

Convertible notes	425,000	425,000
Other debt	34,042	39,889
Total principal	692,917	703,064
Unamortized discount and issuance costs, total	(15,633)	(20,644)
Current portion of debt	(30,714)	(21,472)
Total long-term debt, net of current portion	$646,570	$660,948

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

The outstanding balance on the Term Loan Facility was $233.9 million and $238.2 million as of December 31, 2024 and 2023, respectively. The Term Loan Facility is presented in the accompanying consolidated balance sheets, net of debt discount and issuance costs of $7.9 million and $11.3 million at December 31, 2024 and 2023, respectively.

The Company had no outstanding balance under the revolving credit facility as of both December 31, 2024 and 2023, $28.0 million and $24.8 million in standby letters of credit as of December 31, 2024 and 2023, respectively, and availability of $172.0 million and $175.2 million as of December 31, 2024 and 2023, respectively.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Terms and Conditions of the Senior Secured Credit Facility
Interest Rates
The interest rates applicable to the loans under the Term Loan Facility equal, at the Company’s election, to either, (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. Applicable interest rate at December 31, 2024 and 2023, were 9.55% and 10.15%, respectively.

For the years ended December 31, 2024 and 2023, interest expense related to the Term Loan Facility was $24.2 million and $32.4 million, respectively, of which, $20.6 million and $24.5 million, respectively, was contractual interest and $3.6 million and $7.9 million, respectively, was amortization of debt discount and issuance costs. The discount and issuance costs are amortized over the life of the debt using the effective interest rate method.

Prepayments and Amortization
The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% per annum of the original principal amount of the loans funded thereunder and is due in October 2027. There is no scheduled amortization under the Revolving Credit Facility.

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

Additionally, the Term Loan Facility requires an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2024.

Restrictive Covenants and Other Matters
The Revolving Credit Facility includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 7.10 to 1.00. As of December 31, 2024, the Company was in compliance with all the required covenants.

The Senior Secured Credit Facility also contains affirmative and negative covenants customary for financings of this type, including covenants that restrict our incurrence of indebtedness and liens, dispositions, investments, acquisitions, restricted payments, and transactions with affiliates. The Senior Secured Credit Facility also includes customary events of default, including the occurrence of a change of control. In addition, the Senior Secured Credit Facility generally restricts the cash payment of dividends on the Company’s capital stock, subject to certain exceptions such as payment of dividends on designated preferred stock issued after the closing date.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Guarantees and Security
The obligations under the Senior Secured Credit Facility are guaranteed by ATI Investment Sub, Inc., a wholly owned subsidiary of the Company, and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the future property and assets of the guarantor and the borrower, Array Tech, Inc. (f/k/a Array Technologies, Inc.), including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, material owned real property, cash and proceeds of the foregoing.

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

For each of the years ended December 31, 2024 and 2023, interest expense related to the Convertible Notes was $6.1 million, of which, $4.2 million was contractual interest and $1.9 million was amortization of debt discount and issuance costs. The discount and issuance costs will be amortized over the life of the debt using the effective interest rate of 1.5%.

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. As of December 31, 2024 and 2023, the principal balance of the Convertible Notes was $425.0 million with unamortized discount and issuance costs of $7.5 million and $9.4 million, respectively, for a net carrying amount of $417.5 million and $415.6 million, respectively.

The Convertible Notes were not convertible during the year ended December 31, 2024, and none have been converted to date. As the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact to earnings per share for the year ended December 31, 2024.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Other Debt
Other debt consists of the debt obligations of STI Operations (“Other Debt”). Interest rates on Other debt range from 3.13% to 6.10% annually. Of the $33.8 million carrying value of the Other debt balance as of December 31, 2024, $14.9 million is denominated in Euros and $18.9 million is denominated in U.S. dollar. These debt obligations mature by 2027.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
At December 31, 2024, STI Operations had three notes payable with a carrying value of $18.9 million outstanding, which resulted from a reverse factoring arrangements with a bank. The notes payable mature within a year from issuance and are included in the carrying value of Other debt of $33.8 million.

Aggregate Debt Maturities
Aggregate future debt maturities are as follows (in thousands):

Amount
2025	$30,959
2026	9,925
2027	227,033
2028	425,000
2029	—
$692,917

12.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
The Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain investors (the “Series A Investor”) pursuant to which, on August 11, 2021, the Company issued 350,000 shares of its newly designated Series A Shares and 7,098,765 shares of the Company’s common stock for an aggregate purchase price of $346.0 million (the “Initial Closing”). Further, pursuant to the Series A Purchase Agreement, on September 27, 2021, the Company issued and sold to the Series A Investor 776,235 shares of common stock for an aggregate purchase price of $776 (the “Prepaid Forward Contract”). The Company used the net proceeds from the Initial Closing to repay the $102.0 million outstanding balance under its existing Revolving Credit Facility and prepay $100.0 million of the Company’s Term Loan Facility. The Series A Shares have no maturity date.

The Series A Purchase Agreement required the Series A investor to purchase up to an additional 150,000 shares of Series A Shares and up to 3,375,000 shares of common stock (or up to 6,100,000 shares of common stock in the event of certain price-related adjustments) until June 30, 2023, subject to certain equitable adjustments pursuant to any stock dividend, stock split, stock combination, reclassification or similar transaction, for an aggregate purchase price up to $148.0 million (the “Put Option”). The Put Option expired effective June 30, 2023.

On January 7, 2022, pursuant to the Put Option, the Company issued and sold to the Series A Investor 50,000 shares of Series A Shares and 1,125,000 shares of the Company’s common stock in an additional closing for an aggregate purchase price of $49.4 million (the “Additional Closing”).

The Company evaluated the accounting for the instruments issued pursuant to the Series A Purchase Agreement and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract and the Put Option are freestanding instruments accounted for in equity. The Series A Shares are recorded in temporary equity on the consolidated balance sheets as they have redemption features upon certain triggering events that are outside the Company’s control, such as a fundamental change.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The proceeds of the Series A Shares, net of transaction costs and discount of $334.6 million have been allocated to each instrument based on its relative fair value. At the Initial Closing date, $229.8 million was allocated to the Series A Shares, $105.4 million to common stock, $12.4 million to the Put Option, which was recorded as a debit to additional paid-in-capital, and $11.7 million to the Prepaid Forward Contract.

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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $27.5 million and $25.3 million for the years ended December 31, 2024 and 2023, respectively.

At issuance, the Company evaluated the accounting for the instruments issued pursuant to the Series A Purchase Agreement and determined the Series A Shares and common stock issued in the Initial Closing, as well as the Prepaid Forward Contract and the Put Option, are freestanding instruments that are classified in equity.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2024, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $28.2 million. As of December 31, 2024 total accrued and unpaid dividends were $60.9 million.

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

Fees
During the six months ended June 30, 2023, the Company paid the Series A Investor a per annum cash commitment fee totaling $1.5 million on the unpurchased portion of the Put Option. The Put Option expired effective June 30, 2023.

Ranking and Liquidation Preference
The Series A Shares rank senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (a “Liquidation”). Upon a Liquidation, each of Series A Redeemable Share would be entitled to receive an amount per share (the “Liquidation, Redemption or Repurchase Amount”) equal to the greater of (i) the Liquidation Preference of such share, plus all accrued and unpaid dividends (including any Accrued Dividends) thereon and (ii) an amount in cash equal to the sum of (a) 130.0% of the Initial Liquidation Preference (as defined below) of such share, minus (b) the cumulative amount of cash dividends paid in respect of such share prior to such payment. As used herein, “Liquidation Preference” means, with respect to any of the Series A Shares, the initial liquidation preference of $1,000 per share (the “Initial Liquidation Preference”) plus any Accrued Dividends of such share as of the time of determination.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
13.    Common and Preferred Stock

Common Stock
Each holder of the Company’s common stock shall be entitled to one vote for each share of common stock held as of the applicable record date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of the Company’s common stock shall be entitled to share equally, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the Company’s board of directors, subject to the preferences applicable to holders of preferred stock. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, all assets of the Corporation of whatever kind available for distribution to the holders of the Company’s common stock shall be divided among and paid ratably to the holders of common stock, subject to the preferences applicable to holders of preferred stock.

Preferred Stock
Preferred stock may be issued from time to time by the Company for such consideration as may be fixed by the Company’s board of directors. The board of directors is authorized to provide for one or more series of preferred stock and to fix the designation of such series, the voting rights, preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series, as may be permitted under the General Corporation Law of the State of Delaware. The powers, preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of preferred stock, if any, may differ from those of any and all other series at any time outstanding.

14.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Year Ended December 31,
	2024	2023	2022
Over-time revenue	$744,346	$1,417,217	$1,155,848
Point in time revenue	171,461	159,334	481,698
Total revenue	$915,807	$1,576,551	$1,637,546

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

	December 31,
	2024	2023	2022
Unbilled receivables	$94,045	$102,603	$101,513

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

Contract liabilities consisting of deferred revenue recorded on a contract-by-contract basis at the end of each reporting period were as follows (in thousands):

	December 31,
	2024	2023	2022
Deferred revenue	$119,775	$66,488	$178,922

During the years ended December 31, 2024 and 2023, the Company converted $42.4 million and $161.2 million deferred revenue to revenue, respectively, which represented 64% and 90% of the prior years’ deferred revenue balance, respectively.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the Company recognized $1.9 million in revenue from one customer for the sale of goods and services that contained bill-and-hold obligations such as storage, handling and other custodial duties. During the year ended December 31, 2023 and 2022, the Company recognized $38.8 million, and $13.7 million, respectively, from three and one customer, respectively, that also contained bill-and-hold obligations.

Remaining Performance Obligations
As of December 31, 2024, the Company had $593.6 million of remaining performance obligations. The Company expects to recognize revenue on 97% of these performance obligations in the next twelve months.

15.    Earnings per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(240,394)	$137,240	$4,432
Preferred dividends and accretion	55,670	51,691	48,054
Net income (loss) to common shareholders	(296,064)	85,549	(43,622)

Basic:
Weighted average common shares outstanding	151,754	150,942	149,819
Earnings (loss) per share	$(1.95)	$0.57	$(0.29)

Diluted:
Weighted average common shares outstanding	151,754	150,942	149,819
Effect of Restricted Stock and Performance Awards	—	1,080	—
Weighted average dilutive shares	151,754	152,022	149,819
Income (loss) per share	$(1.95)	$0.56	$(0.29)

Since the Company was in a loss position for the year ended December 31, 2024 and 2022, basic net loss per share to common shareholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. At December 31, 2024, 2023 and 2022, 3,572,402, 2,362,982, and 2,165,217, respectively, of common stock equivalents were excluded from the calculation of diluted net loss per share to common stockholders, as they had an antidilutive effect.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for the years ended December 31, 2024, 2023 and 2022, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

On May 14, 2021, a putative class action was filed in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Exchange Act of 1933 (“Plymouth Action”). The complaint alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering (“IPO”), the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. A consolidated amended class action complaint was filed on December 7, 2021 with additional allegations regarding misstatements and/or omissions in: (1) in the Company’s Annual Report on Form 10-K and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (2) in the Company’s November 5, 2020 and March 9, 2021 earnings calls.

On June 30, 2021, a substantially similar second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933, which was consolidated with the Plymouth Action.

All Defendants in the Plymouth Action, including the Company, moved to dismiss the consolidated amended complaint. On May 19, 2023, the court granted the Company’s motion to dismiss and, on July 5, 2023, denied a request from the Plymouth Action plaintiffs for leave to amend the consolidated amended complaint and dismissed the Plymouth Action in its entirety with prejudice.

On August 4, 2023, the lead plaintiffs filed a notice of appeal of the court’s dismissal of the consolidated amended complaint to the U.S. Court of Appeals for the Second Circuit. After full briefing, the court of appeals heard oral argument on June 26, 2024 and the case is still pending decision by the court.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
On August 24, 2021, the Southern District of New York derivative actions were consolidated, and the court appointed co-lead counsel. The consolidated cases remain stayed pending the outcome of the appeal of the Plymouth Action.

On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware against certain officers and directors of the Company, asserting claims for: (1) breach of fiduciary duty and (2) unjust enrichment.

On August 11, 2022, a second verified derivative complaint was filed with the Court of Chancery against certain officers and directors of the Company, asserting claims for: (1) breach of fiduciary duty; (2) aiding and abetting breaches of fiduciary duty; (3) waste of corporate assets; (4) unjust enrichment; (5) insider selling; and (6) aiding and abetting insider selling.

On September 2, 2022, the derivative cases with the Court of Chancery were consolidated and the court appointed co-lead counsel. The consolidated cases remain stayed pending the outcome of the appeal of the Plymouth Action.

The Company continues to believe the claims alleged in the actions are without merit and intends to continue to vigorously defend its position in these matters. The Company has not recorded any material loss contingency in the consolidated balance sheets as of December 31, 2024.

Commercial Supplier Settlement
During March 2024, the Company reached a settlement with one of its vendors, in which the Company received $4.0 million in the form of a one-time $2.6 million cash payment due immediately, and $1.4 million in credits with the vendor which can be applied by the Company to future orders from the respective vendor. If the Company does not utilize all of the credits by January 2026, it will receive a one-time cash payment from the vendor for the remaining unused credit balance. During the year ended December 31, 2024 the Company recognized a $4.0 million reduction to cost of revenue on the consolidated statements of operations from the settlement, and has a receivable of $0.4 million included in Prepaid and other expenses, net on the consolidated balance sheet. Subsequent to December 31, 2024, the Company has collected the remaining outstanding amount.

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

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, Array Tech, Inc. entered into a TRA with the former majority shareholder of the Company. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by the Company, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and changes in the fair value of the TRA are recognized in earnings. As of December 31, 2024 and 2023, the fair value of the TRA was $9.1 million and $10.4 million, respectively.

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

The following table summarizes the activity related to our estimated TRA obligation (in thousands):

TRA Liability
Balance, December 31, 2022	$8,587
IRS Settlement	(1,200)
Fair value adjustment	2,976
Balance, December 31, 2023	10,363
Payments	(1,427)
Fair value adjustment	125
Balance, December 31, 2024	$9,061

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bond
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of December 31, 2024, the Company had surety bonds outstanding in the amount of $270.9 million.

Purchase Commitments
The Company has entered into various purchase agreements, including inventory-related agreements with its suppliers to purchase raw materials or parts. The Company had non-cancellable purchase obligations of $78.2 million at December 31, 2024.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
17.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$417,525	$311,525	$415,632	$416,500

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

Other debt totaling $33.8 million, consists of $14.9 million variable rate obligations and $18.9 million fixed rate obligations. Due to the relative short-term maturity of the fixed rate obligations, the Company believes the carrying value approximates fair value. The carrying value of the variable rate obligations approximate fair value due to the variable nature of the interest rates.

18.    Equity-Based Compensation and Other Benefit Plans

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements

RSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2021	930,409	$22.39
Shares granted	1,484,782	$10.93
Shares vested	(458,849)	$20.00
Shares forfeited	(255,518)	$15.42
Outstanding non-vested, December 31, 2022	1,700,824	$13.81
Shares granted	904,075	$17.89
Shares vested	(736,774)	$14.43
Shares forfeited	(197,616)	$16.43
Outstanding non-vested, December 31, 2023	1,670,509	$15.44
Shares granted	2,184,402	$9.54
Shares vested	(728,518)	$15.35
Shares forfeited	(478,232)	$13.19
Outstanding non-vested, December 31, 2024	2,648,161	$10.97

Performance Stock Units
The Company has granted performance stock units (“PSUs”) to certain executives. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return (“TSR”) compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the years ended December 31, 2024 and 2023:

	2024	2023
Volatility	79%	90%
Risk-free interest rate	4.62%	3.74%
Dividend yield	—%	—%

Array Technologies, Inc.
Notes to Consolidated Financial Statements

PSU activity under the 2020 Plan during the years ended December 31, 2024, 2023 and 2022, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs
Outstanding non-vested, December 31, 2021	147,687	$27.75
Shares granted (1)	466,916	$10.88
Shares vested	—	$—
Shares forfeited	(150,210)	$20.81
Outstanding non-vested, December 31, 2022	464,393	$11.96
Shares granted (1)	263,594	$19.22
Shares vested	—	$—
Shares forfeited	(35,514)	$15.47
Outstanding non-vested, December 31, 2023	692,473	$14.54
Shares granted (1)	586,316	$11.74
Shares vested	—	$—
Shares forfeited	(354,548)	$16.16
Outstanding non-vested, December 31, 2024	924,241	$12.76
(1) Number of PSUs granted is based on the attainment level of performance metric(s), by key executive officers and employees of the Company, estimated to be probable at the grant date. The actual number of shares to be issued will depend on the relative attainment of the performance metrics.

The aggregate fair value of RSU and PSU that vested during the years ended December 31, 2024, 2023 and 2022 was $9.5 million, $15.9 million and $5.9 million, respectively, which represented the market value of our common stock on the date that the RSUs or PSUs vested.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $10.3 million, $14.6 million and $14.8 million, respectively, in equity-based compensation, which is included in General and administrative expense on the consolidated statements of operations. At December 31, 2024, the Company had $19.6 million of unrecognized compensation costs related to RSUs and PSU, which are expected to be recognized over a weighted average of 2.1 years and 2.0 years, respectively.

Employee Stock Purchase Plan
The Company’s Compensation Committee approved the Employee Stock Purchase Plan in December 2021. The Plan allows employees to purchase shares at a 15% discount off the lower of the stock price at the beginning or ending of the six months window through payroll deductions. The plan is considered compensatory in nature and the Company recorded equity-based compensation expense on the plan beginning in 2022. During the years ended December 31, 2024 and 2023, the Company recorded $0.2 million and $0.1 million, respectively, in equity-based compensation related to the Employee Stock Purchase Plan.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Deferred Compensation Plan
On May 21, 2024, the Human Capital Committee (the “Committee”) of the Board of Directors (the “Board”) of Array Technologies, Inc. adopted the Array Tech, Inc. Deferred Compensation Plan (the “Plan”). The Plan is a non-qualified deferred compensation plan intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Participation in the Plan is voluntary and is currently available to U.S. employees of the Company and its subsidiaries at the level of Vice President and above. Deferred compensation plan liabilities at December 31, 2024 were immaterial.

401(k) Plan
We have a defined contribution plan (“401(k) Plan”) which allows eligible employees to contribute up to 75% of their compensation up to the Internal Revenue Service maximum. We match each employee’s deferrals (contributions) at 100% for the first 3% and 50% of the fourth and fifth percentages of compensation and may make additional contributions at our discretion. Employees are immediately vested in the contributions made by us. Our contributions to the 401(k) Plan were $2.0 million, $1.9 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded in cost of revenue and general and administrative expense. We have made no discretionary contributions to the 401(k) Plan to date.

19.     Leases

The Company accounts for its leases under ASC 842 Leases (“ASC 842”). The Company has elected to apply the short-term measurement and recognition exemption in which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases.

The following table summarizes the Company’s ROU assets and lease liabilities (in thousands):

		December 31,
	Location on the Consolidated Balance Sheets	2024	2023
ROU Assets	Other assets	$16,384	$22,085

Lease liabilities, current portion	Other current liabilities	5,600	5,744
Lease liabilities, long-term portion	Other long-term liabilities	15,128	19,475
Total lease liabilities		$20,728	$25,219

The components of lease cost related to the Company’s operating leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$8,262	$8,188	$7,701
Variable lease expense	1,838	1,501	1,089
Short-term lease expense	48	86	327
Total lease expense	$10,148	$9,775	$9,117

Future minimum operating lease payments as of December 31, 2024, are as follows (in thousands):

Array Technologies, Inc.
Notes to Consolidated Financial Statements

Operating Leases
2025	$5,156
2026	3,035
2027	2,968
2028	2,983
2029	3,047
Thereafter	11,268
Total lease payments	28,457
Less: Imputed lease interest	(7,729)
Total lease liabilities	$20,728

Other information pertaining to operating leases consists of the following:

	Year Ended December 31,
	2024	2023	2022
Weighted average remaining lease-term	6.0 years	5.7 years	4.2 years
Weighted average discount rate	8.3%	7.9%	5.4%

Supplemental cash flow and other information related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$7,042	$7,911	$5,380
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$849	$10,562	$12,558

In May 2024, the Company entered into a triple net lease (“NNN term lease”) with GDC Sunshine LLC (“Lessor”) for 13 1/2 years (162 full calendar months) for a new manufacturing and office facility in Bernaillo County, New Mexico. The NNN term lease agreement allows for an extension of one consecutive period of 10 years. The new facility that is mixed use and built for general purposes will be approximately 216,000 square feet when constructed.

The NNN term lease commences upon the earliest of several events, including the Lessor’s completion of the construction of the building, which is currently expected to occur in the fourth quarter of 2025 and will be accounted for as a finance lease.
Under the construction agreement with the Lessor, the Company contributed approximately $11.3 million to the construction costs of the facility during October 2024. Future minimum lease payments under the NNN term lease, assuming the Company executes the renewal option, are estimated to be $105.0 million at December 31, 2024, payable over the expected lease term beginning with the commencement date.

In connection with this NNN term lease and the Company’s planned acquisition of machinery and equipment related to the new facility, the Lessor and the Company entered into a series of transactions with Bernalillo County (the “County”) related to a tax abatement plan. These transactions had no net impact to the

Array Technologies, Inc.
Notes to Consolidated Financial Statements
consolidated financial statements of the Company. The tax abatement plan provides for the effective elimination of 75% of the real property taxes and 100% of the personal property taxes payable to the County by the Company and the Lessor during the term of the NNN term lease, and the abatement of 100% of the sales and use taxes that would be incurred by the Company and the Lessor related to the purchase and use of machinery and equipment.

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

The Company works with engineering, procurement, and construction firms, to design a solar array to achieve the projects desired power output. The Company provides the solar tracking system components, which include standard and nonstandard parts. The Company delivers the fully functioning tracker systems for the project sites and provides commissioning services. Although the solar array may use different components and technology depending on the geography and type of system, the Company conducts its operations in the United States and internationally, primarily in Spain and Brazil and is expanding into other international markets through STI Operations.

The Company has two separate operating segments, Legacy Array and STI Operations, which are also reportable segments. Legacy Array consists primarily of amounts earned from the design and delivery of solar array’s in the United States, and STI operations consists primarily of amounts earned from the design and delivery of solar array’s outside of the United States.

The Company’s CODM assesses the performance of each operating segment by using gross profit. This measure is also predominantly used in the annual budget and forecasting process. The CODM primarily uses the annual operating plan and the monthly financial results for Legacy Array and STI Operations when making decisions about the allocation of operating and capital resources to each segment.

The following tables summarize the financial results by segment during the periods presented (in thousands):

Array Technologies, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$661,629	$254,178	$915,807
Less:
Product cost (1)	353,034	225,517	578,551
Amortization of developed technology	14,558	—	14,558
Depreciation	2,045	90	2,135
Other costs (2)	21,961	925	22,886
Gross profit	$270,031	$27,646	$297,677

Total operating expenses	—	—	(524,682)
Total other expense, net	—	—	(23,571)
Income (loss) before income taxes			$(250,576)

Segment assets	1,018,487	407,512	1,425,999
Capital expenditures	6,423	882	7,305
Depreciation and amortization	27,303	25,476	52,779
Interest income	12,767	4,010	16,777
Interest expense	32,516	2,309	34,825

Array Technologies, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$1,172,827	$403,724	$1,576,551
Less:
Product cost (1)	805,174	305,778	1,110,952
Amortization of developed technology	14,558	—	14,558
Depreciation (3)	1,348	—	1,348
Other costs (2) (3)	34,142	—	34,142
Gross profit	$317,605	$97,946	$415,551

Total operating expenses	—	—	(201,427)
Total other expense, net	—	—	(36,967)
Income (loss) before income taxes			$177,157

Segment assets	868,697	838,044	1,706,741
Capital expenditures	15,748	1,241	16,989
Depreciation and amortization	26,840	27,986	54,826
Interest income	3,985	4,345	8,330
Interest expense	40,982	3,247	44,229

Array Technologies, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$1,267,883	$369,663	$1,637,546
Less:
Product cost	1,047,772	310,557	1,358,329
Amortization of developed technology	14,558	—	14,558
Depreciation (3)	1,620	—	1,620
Other costs (2) (3)	50,321	—	50,321
Gross profit	$153,612	$59,106	$212,718

Total operating expenses	—	—	(230,851)
Total other expense, net	—	—	13,181
Income (loss) before income taxes			$(4,952)

Segment assets	843,934	862,118	1,706,052
Capital expenditures	9,831	788	10,619
Depreciation and amortization	25,960	75,099	101,059
Interest income	504	2,677	3,181
Interest expense	34,272	2,422	36,694

(1) Includes 45X benefits realized in the amount of $137.8 million and $9.3 million for fiscal 2024 and 2023, respectively.

(2) Other is primarily comprised of outbound freight and certain overhead costs.

(3) Depreciation and Other for STI Operations for the years ended December 31, 2023 and 2022 is immaterial and included within the line item product cost.

The following table presents revenues by geographic region, based on the customers project location (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$643,481	$1,166,160	$1,286,064
Spain	83,742	99,160	129,292
Brazil	135,102	257,872	144,464
Australia	8,708	20,842	9,429
Remainder	44,774	32,517	68,297
Total revenue	$915,807	$1,576,551	$1,637,546

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents property, plant and equipment, net by geographic region at the end of the period (in thousands):

	December 31,
	2024	2023
U.S.	$20,058	$18,982
Spain	2,967	3,457
Brazil	13	3,305
Australia	471	554
Remainder	2,713	1,595
Total property, plant and equipment, net	$26,222	$27,893