Form 10-Q
period 2025-03-31
Array Technologies, Inc.
filed 2025-05-06
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 1, 2025, there were 152,547,038 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$348,324	$362,992
Restricted cash	1,169	1,149
Accounts receivable, net of allowance of $6,601 and $4,848, respectively	282,575	275,838
Inventories, net	186,875	200,818
Prepaid expenses and other	157,348	157,927
Total current assets	976,291	998,724

Property, plant and equipment, net	28,740	26,222
Goodwill	164,221	160,189
Other intangible assets, net	176,347	181,409
Deferred income tax assets	16,049	17,754
Other assets	64,110	41,701
Total assets	$1,425,758	$1,425,999

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$153,781	$172,368
Accrued expenses and other	77,576	91,183
Accrued warranty reserve	2,045	2,063
Income tax payable	8,734	5,227
Deferred revenue	120,225	119,775
Current portion of contingent consideration	2,528	1,193
Current portion of debt	34,472	30,714
Other current liabilities	9,132	15,291
Total current liabilities	408,493	437,814

Deferred income tax liabilities	21,634	21,398
Contingent consideration, net of current portion	5,179	7,868
Other long-term liabilities	17,311	18,684
Long-term warranty	5,021	4,830
Long-term debt, net of current portion	644,520	646,570
Total liabilities	1,102,158	1,137,164

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	March 31, 2025	December 31, 2024

Commitments and contingencies (Note 11)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 468,122 and 460,920 shares issued as of March 31, 2025 and December 31, 2024, respectively; liquidation preference of $493.1 million at both dates	421,374	406,931

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 152,512,805 and 151,951,652 shares issued at respective dates	151	151
Additional paid-in capital	286,079	297,780
Accumulated deficit	(353,878)	(370,624)
Accumulated other comprehensive income	(30,126)	(45,403)
Total stockholders’ equity	(97,774)	(118,096)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,425,758	$1,425,999

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$302,363	$153,403
Cost of revenue
Cost of product and service revenue	222,296	94,674
Amortization of developed technology	3,639	3,639
Total cost of revenue	225,935	98,313
Gross profit	76,428	55,090

Operating expenses
General and administrative	43,945	37,784
Change in fair value of contingent consideration	(150)	(735)
Depreciation and amortization	5,349	9,627
Total operating expenses	49,144	46,676

Income from operations	27,284	8,414

Other expense, net	23	814
Interest income	3,319	3,680
Foreign currency gain (loss), net	689	(499)
Interest expense	(8,035)	(8,940)
Total other expense, net	(4,004)	(4,945)

Income before income tax expense	23,280	3,469
Income tax expense	6,534	1,304
Net income	16,746	2,165
Preferred dividends and accretion	14,443	13,502
Net income (loss) to common shareholders	$2,303	$(11,337)

Income (loss) per common share
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)
Weighted average number of common shares outstanding
Basic	152,076	151,351
Diluted	152,783	151,351

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$16,746	$2,165
Foreign currency translation(1)	15,277	(19,242)
Comprehensive income (loss)	$32,023	$(17,077)
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended March 31, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2024	460	$406,931	—	$—	151,952	$151	$297,780	$(370,624)	$(45,403)	$(118,096)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	518	—	—	—	—	—
Employee purchase plan	—	—	—	—	43	—	222	—	—	222
Equity-based compensation	—	—	—	—	—	—	2,798	—	—	2,798
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(278)	—	—	(278)
Preferred cumulative dividends plus accretion	8	14,443	—	—	—	—	(14,443)	—	—	(14,443)
Net income	—	—	—	—	—	—	—	16,746	—	16,746
Foreign currency translation	—	—	—	—	—	—	—	—	15,277	15,277
Balance at March 31, 2025	468	$421,374	—	$—	152,513	$151	$286,079	$(353,878)	$(30,126)	$(97,774)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Three Months Ended March 31, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2023	432	$351,260	—	$—	151,242	$151	$344,517	$(130,230)	$44,810	$259,248
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	460	—	—	—	—	—
Employee purchase plan	—	—	—	—	25	—	363	—	—	363
Equity-based compensation	—	—	—	—	—	—	3,914	—	—	3,914
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,722)	—	—	(1,722)
Preferred cumulative dividends plus accretion	7	13,502	—	—	—	—	(13,502)	—	—	(13,502)
Net income	—	—	—	—	—	—	—	2,165	—	2,165
Foreign currency translation	—	—	—	—	—	—	—	—	(19,242)	(19,242)
Balance at March 31, 2024	439	$364,762	—	$—	151,727	$151	$333,570	$(128,065)	$25,568	$231,224

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$16,746	$2,165
Adjustments to reconcile net income to cash provided by operating activities:
Provision for bad debts	1,671	896
Deferred tax expense (benefit)	1,024	(13)
Depreciation and amortization	5,932	10,125
Amortization of developed technology	3,639	3,639
Amortization of debt discount and issuance costs	1,506	1,553
Equity-based compensation	2,798	3,926
Change in fair value of contingent consideration	(150)	(735)
Warranty provision	1,720	(1,138)
Inventory reserve	839	600
Changes in working capital, net	(48,784)	26,484
Net cash provided by (used in) operating activities	(13,059)	47,502
Investing activities
Purchase of property, plant and equipment	(2,352)	(2,396)
Retirement/disposal of property, plant and equipment	—	10
Net cash used in investing activities	(2,352)	(2,386)
Financing activities
Proceeds from issuance of other debt	7,862	2,283
Principal payments on other debt	(7,294)	(3,781)
Principal payments on term loan facility	(1,075)	(1,070)
Contingent consideration payments	(1,204)	(1,427)
Other financing	(14)	(580)
Net cash used in financing activities	(1,725)	(4,575)
Effect of exchange rate changes on cash and cash equivalent balances	2,488	(2,001)
Net change in cash and cash equivalents and restricted cash	(14,648)	38,540
Cash and cash equivalents, and restricted cash beginning of period	364,141	249,080
Cash and cash equivalents and restricted cash, end of period	$349,493	$287,620

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”) is a leading global provider of solar tracking technology to utility-scale and distributed generation customers, who construct, develop and operate solar PV sites, and is headquartered in Albuquerque, New Mexico.

On January 11, 2022, the Company acquired 100% of the share capital of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability Company, and its subsidiaries (collectively, “STI”) with cash and common stock of the Company (the “STI Acquisition”). The STI Acquisition was accounted for as a business combination.

Upon completion of the STI Acquisition, the Company began operating as two reportable operating segments: the Array Legacy operating segment (“Array Legacy Operations”) and the acquired operating segment (“STI Operations”) pertaining to STI.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of Array’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of results for the interim periods reported have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

As of March 31, 2025, the Company had an outstanding Vendor Rebate receivable of $116.7 million and $23.1 million, respectively, included in Prepaid expenses and other and Other Assets. As of December 31, 2024 the Company had an outstanding Vendor Rebate receivable of $115.5 million, included in Prepaid expenses and other.

Inflation Reduction Act 45X Credits
The Company accounts for the 45X Advanced Manufacturing Production Credit established by the IRA, under IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as a reduction to production costs. The tax credit is recorded as a reduction to the Income tax payable on the condensed consolidated balance sheets dated March 31, 2025 and December 31, 2024.

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

Goodwill is assessed for impairment using either a qualitative assessment or quantitative approach to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The qualitative assessment evaluates factors including macroeconomic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company cannot determine if it is more likely than not that the fair value of a reporting unit is greater than its carrying value, a quantitative assessment is performed. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

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

During the three months ended March 31, 2025, the Company did not identify indicators of impairment.

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

When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset grouping’s eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived asset

During the three months ended March 31, 2025, the Company did not identify indicators of impairment.

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

Research and Development
The Company incurs research and development costs while researching and developing new products and significant enhancements to existing products. Research and development costs consist primarily of personnel-related costs associated with our internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Research and development expense was $2.4 million and $1.9 million during the three months ended March 31, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the Company’s fiscal year ended December 31, 2025, with early adoption permitted. The Company will adopt this reporting standard with its annual report on Form 10-K for 2025 and expects no material impacts upon adoption.

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

3.    Consolidated Balance Sheet Details

Inventories, net
Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$46,972	$60,588
Finished goods	139,903	140,230
Total Inventories	$186,875	$200,818

The Company values inventory using the moving average cost method that approximates the first-in, first-out method (“FIFO”). As of March 31, 2025, inventory valued using moving average cost and FIFO was $158.0 million and $28.9 million, respectively. As of December 31, 2024, inventory valued using moving average cost and FIFO, was $154.4 million and $46.4 million, respectively.

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2025	December 31, 2024
IRA vendor rebates	$116,711	$115,458
Prepaid taxes	17,367	14,650
Other	23,270	27,819
Total Prepaid expenses and other current assets	$157,348	$157,927

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2025	December 31, 2024
Land	N/A	$1,629	$1,585
Buildings and land improvements	15-39	10,609	9,108
Manufacturing equipment	7	28,090	27,853
Furniture, fixtures and equipment	5-7	4,680	4,287
Vehicles	5	643	603
Hardware	3-5	3,459	3,603
Construction in progress	N/A	4,358	3,948
Total		53,468	50,987
Less: accumulated depreciation		(24,728)	(24,765)
Property, plant and equipment, net		$28,740	$26,222

Depreciation expense was $1.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, of which $0.6 million and $0.5 million, respectively, was included in cost of product and service revenue and $0.5 million and $0.4 million, respectively, was included in depreciation and amortization on the accompanying condensed consolidated statements of operations.

5.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2025, consisted of the following (in thousands):

	Array Legacy Operations	STI Operations	Total
Beginning balance	$69,727	$90,462	$160,189
Foreign currency translation	—	4,032	4,032
Ending balance (1)	$69,727	$94,494	$164,221
(1) Goodwill attributable to Array Legacy Operations is net of cumulative impairments of $51.9 million. Goodwill attributable to STI Operations is net of cumulative impairments of $236.0 million.

The Company tests goodwill for impairment annually or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. There were no indicators of impairment as of March 31, 2025.

Long Lived Assets
The Company assesses long-lived assets classified as “held and used,” including property, plant and equipment, lease assets and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

As of March 31, 2025, no events or circumstances were noted that would indicate the carrying amount of any of Array Legacy’s Operations and STI Operations assets may not be recoverable.

Other Intangible Assets, Net
Other intangible assets consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2025	December 31, 2024
Amortizable:
Developed technology	14	$203,800	$203,800
Computer software	3	15,904	15,826
Customer relationships	10	183,167	179,166
Backlog	1	17,630	16,877
Trade name	20	15,791	15,117
Total amortizable intangibles		436,292	430,786
Accumulated amortization:
Developed technology		127,101	123,462
Computer software		14,662	14,552
Customer relationships		108,309	102,541
Backlog		17,630	16,877
Trade name		2,543	2,245
Total accumulated amortization		270,245	259,677
Total amortizable intangibles, net		166,047	171,109

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$176,347	$181,409

Amortization expense related to intangible assets was $8.5 million and $12.9 million for the three months ended March 31, 2025 and 2024, respectively, of which $3.6 million was included in amortization of developed technology, a component of cost of revenue, in both periods and $4.9 million and $9.3 million, respectively, was included in depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of March 31, 2025, is as follows (in thousands):

Amount
Remainder of 2025	$26,777
2026	29,980
2027	25,232
2028	25,232
2029	25,232
Thereafter	33,594
$166,047

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

The Company recorded income tax expense of $6.5 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The income tax expense for the three months ended March 31, 2025 was favorably impacted by lower profits in non-US jurisdictions and additional tax credits recorded during the period. Additionally, tax expense of $1.0 million related to equity-based compensation was recorded discretely. The tax expense for the three months ended March 31, 2024, was impacted by higher income reported in non-U.S. jurisdictions, and a tax expense of $0.4 million related to equity-based compensation recorded discretely.

As of March 31, 2025 and 2024, the balance of reserves for uncertain tax positions was $0.7 million and zero, respectively.

7.    Debt

The following table summarizes the Company’s total debt (in thousands):

	March 31, 2025	December 31, 2024
Senior Secured Credit Facility:
Term loan facility	$232,800	$233,875
Revolving credit facility	—	—
Total secured credit facility	232,800	233,875

Convertible notes	425,000	425,000
Other debt	35,527	34,042
Total principal	693,327	692,917
Unamortized discount and issuance costs, total	(14,335)	(15,633)
Current portion of debt	(34,472)	(30,714)
Total long-term debt, net of current portion	$644,520	$646,570

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of (i) a $575 million senior secured 7-year term loan facility (the “Term Loan Facility”) and (ii) a $200 million senior secured 5-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021, on February 26, 2021 and again on March 2, 2023 (the “Third Amendment”).

On May 1, 2025, Array Tech, Inc. and ATI Investment Sub, Inc., both wholly owned subsidiaries of the Company, entered into an amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment, among other things, (i) refinanced the Revolving Credit Facility with new revolving commitments and loans thereunder and (ii) revised the Consolidated First Lien Secured Leverage Ratio as applicable under Section 7.09 (Financial Covenant) of the Credit Agreement from 7.10:1.00 to 5.50:1.00.

As amended by the Fourth Amendment, the Revolving Credit Facility has total commitments of $166 million and a maturity date of October 14, 2028; provided that if on July 15, 2027, the date that is 91 days prior to the stated maturity of the Term Loan Facility, all or any portion of the Term Loan Facility is outstanding, the Revolving Credit Facility will mature on such date.

Term Loan Facility
The outstanding balance on the Term Loan Facility was $232.8 million and $233.9 million as of March 31, 2025 and December 31, 2024, respectively. The Term Loan Facility is presented in the accompanying condensed consolidated balance sheets, net of debt discount and issuance costs of $7.1 million and $7.9 million as of March 31, 2025 and December 31, 2024, respectively. In accordance with the Third Amendment, the Term Loan Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (subject to a floor of 0.50%) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate, one half of 1.00% above the Federal Funds Rate or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. The debt discount and issuance costs are being amortized using the effective interest method and the effective interest rate of the Term Loan Facility as of March 31, 2025, was 8.92%. The Term Loan Facility has an annual excess cash flow calculation, for which the prescribed formula did not result in requiring the Company to make an advance principal payment for the year ended December 31, 2024. The Term Loan Facility is due in October 2027.

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility at both March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024 the Company had $38.7 million and $28.0 million, respectively, in standby letters of credit, and $161.3 million and $172.0 million, respectively, available to withdraw. In accordance with the Third Amendment, the Revolving Credit Facility pays interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate (each as defined in the Credit Agreement), one half of 1.00% above the Federal Funds Rate (as defined in the Credit Agreement) or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

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

The Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. The Convertible Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. As of March 31, 2025 and December 31, 2024, the principal balance of the Convertible Notes was $425.0 million with unamortized discount and issuance costs of $7.0 million and $7.5 million, respectively, for a net carrying amount of $418.0 million and $417.5 million, respectively.

The conversion rate for the Convertible Notes was initially 41.9054 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $23.86 per share of common stock or 10.1 million shares of common stock. The Convertible Notes were not convertible during the three months ended March 31, 2025, and none have been converted to date. Also, given that the average market price of the Company’s common stock has not exceeded the exercise price since inception, there was no dilutive impact for the three months ended March 31, 2025.

Capped Calls
In connection with the issuances of the Convertible Notes, the Company paid $52.9 million, in aggregate, to enter into capped call option agreements to reduce the potential dilution to holders of the Company’s common stock after a conversion of the Convertible Notes. Specifically, upon the exercise of the capped call instruments issued pursuant to the capped call option agreements (the “Capped Calls”), the Company would receive shares of its common stock equal to approximately 17.8 million shares (a) multiplied by (i) the lower of $36.02 or the then-current market price of its common stock, less (ii) the applicable exercise price, $23.86, and (b) divided by the then-current market price of its common stock. The results of this formula are that the Company would receive more shares as the market price of its common stock exceeds the exercise price and approaches the cap, which was initially, and remains currently, $36.02 per share.

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

Other Debt
Other debt consists of the debt obligations of STI Operations (“Other Debt”). Interest rates on Other debt range from 2.63% to 6.10% annually. Of the $35.3 million carrying value of the Other debt balance as of March 31, 2025, $16.1 million is denominated in Euros and $19.2 million is denominated in U.S. dollar. These debt obligations mature between 2025 and 2027.

At March 31, 2025, STI Operations had three notes payable with a carrying value of $19.0 million outstanding, which resulted from reverse factoring arrangements with a bank. The notes payable mature within a year from issuance and are included in the carrying value of Other debt of $35.3 million.

8.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
The Company entered into a Securities Purchase Agreement (the “SPA”), dated August 10, 2021 pursuant to which the Company issued 400,000 shares of its Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of the Company’s common stock for an aggregate purchase price of approximately $395.4 million. The Company used the net proceeds from the Initial Closing to repay the $102.0 million outstanding balance under its existing Revolving Credit Facility and prepay $100.0 million of the Term Loan Facility. The Series A Shares have no maturity date.

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $7.2 million and $6.7 million for the three months ended March 31, 2025 and 2024, respectively.

Dividends
On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Shares either in (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below), (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate (each as defined below) of 6.25%, or (iii) a combination thereof. Following the fifth anniversary of the Initial Closing, dividends on the Series A Shares are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of the Company’s common stock equal to the quotient of (i) the amount of Default Accrued Dividends divided by (ii) 95% of the 30-day volume-weighted average share price (“VWAP”) of the Company’s common stock.

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

During the three months ended March 31, 2025, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $7.2 million. As of March 31, 2025, total accrued and unpaid dividends were $68.1 million.

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

9.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended March 31,
	2025	2024
Over-time revenue	$261,622	$124,336
Point in time revenue	40,741	29,067
Total revenue	$302,363	$153,403

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

Contract assets consisting of unbilled receivables are recorded within accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Unbilled receivables	$99,469	$94,045

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities, recorded within deferred revenue, relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	March 31, 2025	December 31, 2024
Deferred revenue	$120,225	$119,775

During the three months ended March 31, 2025, the Company converted $44.5 million in deferred revenue to revenue, which represented 37% of the prior year’s deferred revenue balance. Included in deferred revenue as of December 31, 2024 are cash advances for signed contracts that begin several months subsequent to receiving the advance. In addition, deferred revenue includes paid extended warranty, which can be recognized upon expiration of the warranty.

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

In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. An example of such a situation is when customers purchase material prior to the start of construction of a solar project in order to meet the Five Percent Safe Harbor test to qualify for the ITC. Because the customers lack sufficient storage capacity to accept a large amount of material prior to the start of construction, they request that the Company keep the product in its custody. All bill-and-hold inventory is bundled or palletized in the Company’s warehouses, separately identified as not belonging to the Company and ready for immediate transport to the customer project upon request. Additionally, title and risk of loss has passed to the customer and the Company does not have the ability to use the product or direct it to another customer. During the three months ended March 31, 2025 and 2024, the Company recognized zero and $1.9 million, respectively, in revenue from one customer for the sale of goods and services under bill-and-hold arrangements.

Remaining Performance Obligations
As of March 31, 2025, the Company had $631.2 million of remaining performance obligations. The Company expects to recognize revenue on 97% of these performance obligations in the next twelve months.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$16,746	$2,165
Less: preferred dividends and accretion	14,443	13,502
Net income (loss) to common shareholders	$2,303	$(11,337)
Basic:
Weighted average shares	152,076	151,351
Income (loss) per share	$0.02	$(0.07)
Diluted:
Effect of restricted stock and performance awards	707	—
Weighted average shares	152,783	151,351
Income (loss) per share	$0.02	$(0.07)

Since the Company was in a loss position for the three months ended March 31, 2024, basic net loss per share to common shareholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

At March 31, 2025 and 2024, 1,107,733 and 2,736,244 respectively, of common stock equivalents were excluded from the calculation of diluted net loss per share to common stockholders, as they had an antidilutive effect.

There were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the three months ended March 31, 2025 and 2024, as the average market price of the Company’s common stock has not exceeded the exercise price since their issuance.

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

On May 14, 2021, a putative class action (the “Plymouth Action”) was filed in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule

10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. A consolidated amended class action complaint was filed on December 7, 2021 with additional allegations regarding misstatements and/or omissions in: (1) in the Company’s Annual Report on Form 10-K and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (2) in the Company’s November 5, 2020 and March 9, 2021 earnings calls.

On June 30, 2021, a substantially similar second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act, which was consolidated with the Plymouth Action.

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

On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Exchange Act for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under sections 10(b) and 21D of the Exchange Act.

On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Exchange Act for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty.

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

The Company continues to believe the claims alleged in the actions are without merit and intends to continue to vigorously defend its position in these matters. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of March 31, 2025.

Commercial Supplier Settlement
During March 2024, the Company reached a settlement with one of its vendors, in which the Company received $4.0 million in the form of a one-time $2.6 million cash payment due immediately, and $1.4 million in credits with the vendor which can be applied by the Company to future orders from the respective vendor. If the Company does not utilize all of the credits by January 2026, it will receive a one-time cash payment from the vendor for the remaining unused credit balance. During the three months ended March 31, 2024, the Company recognized a $4.0 million reduction to cost of revenue on the condensed consolidated statements of operations and had a receivable of $4.0 million included in Prepaid and other expenses, net on the condensed consolidated balance sheets. Subsequent to December 31, 2024, the Company has collected the remaining outstanding amount.

The Company is party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business. The Company believes that there are no other proceedings or claims pending against it, the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies (ASC 450). Legal costs are expensed as incurred. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumption or the effectiveness of the Company’s strategies relating to these proceedings.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a tax receivable agreement (the “TRA”) with the former majority shareholder of Array Tech, Inc. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the fair value of the TRA was $7.7 million and $9.1 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$9,061	$10,363
Payments	(1,204)	(1,427)
Fair value adjustment	(150)	(735)
Ending balance	$7,707	$8,201

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of March 31, 2025, the Company posted surety bonds in the total amount of $269.9 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

12.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes	$417,992	$311,661	$417,525	$311,525

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

Other Debt with an aggregate carrying value of $35.3 million, consists of variable and fixed rate obligations. Due to the relative short-term maturity of the fixed rate obligations, the Company believes the carrying value approximates fair value. The carrying value of the variable rate obligations approximates fair value due to the variable nature of the interest rates.

13.    Equity-Based Compensation

2020 Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

Restricted Stock Units
Pursuant to the 2020 Plan, the Company grants time-based restricted stock units (“RSUs”) to employees and members of the Company’s board of directors. The fair value of the RSUs is determined using the market value of the Company’s common stock on the grant date.

RSU activity under the 2020 Plan during the three months ended March 31, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2024	2,648,161	$10.97
Shares granted	2,326,733	6.18
Shares vested	(588,453)	13.15
Shares forfeited	(96,672)	12.59
Outstanding non-vested, March 31, 2025	4,289,769	$8.03

Performance Stock Units
The Company has granted performance-based restricted stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates. The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the three months ended March 31, 2025 and 2024:

	2025	2024 (1)
Volatility	76%	—%
Risk-free interest rate	4.04%	—%
Dividend yield	—%	—%
(1) No PSUs were issued during the three months ended March 31, 2024.

PSU activity under the 2020 Plan during the three months ended March 31, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2024	924,241	$12.76
Shares granted	638,222	6.60
Shares vested	—	—
Shares forfeited	(17,859)	14.19
Outstanding non-vested, March 31, 2025	1,544,604	$9.53

For three months ended March 31, 2025 and 2024, the Company recognized $2.8 million and $4.0 million, respectively, in equity-based compensation costs. At March 31, 2025, the Company had $32.9 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.4 years and 2.7 years, respectively.

14    Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$6,821	$11,300
Cash (refunded) paid for income taxes	(1,791)	402

Non-cash investing and financing activities
Property, plant and equipment acquisitions funded by liabilities	2,122	1,627
Preferred Series A dividends and accretion	14,443	13,502

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

The Company works with engineering, procurement, and construction firms, to design a solar array to achieve the project’s desired power output. The Company provides the solar tracking system components, which include standard and nonstandard parts. The Company delivers the fully functioning tracker systems for the project sites and provides commissioning services. Although the solar array may use different components and technology depending on the geography and type of system, the Company conducts its operations in the United States (“U.S.”) and internationally, primarily in Spain and Brazil, and is expanding into other international markets through STI Operations.

The Company has two separate operating segments, Array Legacy Operations and STI Operations, which are also reportable segments. Array Legacy Operations consists primarily of amounts earned from the design, manufacture and sale of utility-scale solar tracker systems in the U.S., and STI Operations consists primarily of amounts earned from the design, manufacture and sale of utility-scale solar tracker systems outside of the U.S.

The Company’s CODM assesses the performance of each operating segment by using gross profit. This measure is also predominantly used in the annual budget and forecasting process. The CODM primarily uses the annual operating plan and the monthly financial results for Array Legacy Operations and STI Operations when making decisions about the allocation of operating and capital resources to each segment.

The following tables summarize the financial results by segment during the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$213,214	$89,149	$302,363
Less:
Product cost (1)	133,340	76,758	210,098
Amortization of developed technology	3,639	—	3,639
Depreciation	550	33	583
Other costs (2)	10,004	1,611	11,615
Gross profit	65,681	10,747	76,428

Total operating expenses	—	—	(49,144)
Total other expense, net	—	—	(4,004)
Income (loss) before income taxes			$23,280

Segment assets	1,005,615	420,143	1,425,758
Capital expenditures	2,214	138	2,352
Depreciation and amortization	6,901	2,670	9,571
Interest income	3,047	272	3,319
Interest expense	7,522	513	8,035

	Three Months Ended March 31, 2024
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$114,381	$39,022	$153,403
Less:
Product cost (1)	56,579	30,152	86,731
Amortization of developed technology	3,639	—	3,639
Depreciation	510	24	534
Other costs (2)	4,567	2,842	7,409
Gross profit	49,086	6,004	55,090

Total operating expenses	—	—	(46,676)
Total other expense, net	—	—	(4,945)
Income (loss) before income taxes			$3,469

Segment assets	813,729	815,554	1,629,283
Capital expenditures	2,206	190	2,396
Depreciation and amortization	7,112	6,652	13,764
Interest income	1,814	1,866	3,680
Interest expense	8,195	745	8,940

(1) Includes 45X benefits realized.
(2) Other is primarily comprised of outbound freight and certain overhead costs. Outbound freight for the three months ended March 31, 2025 and 2024 for Array Legacy Operations was $9.9 million and $4.5 million, respectively.

16    Subsequent Events

On May 1, 2025, Array Tech, Inc. and ATI Investment Sub, Inc., both wholly owned subsidiaries of the Company, entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment, among other things, (i) refinanced the Revolving Credit Facility with new revolving commitments and loans thereunder and (ii) revised the Consolidated First Lien Secured Leverage Ratio as applicable under Section 7.09 (Financial Covenant) of the Credit Agreement from 7.10:1.00 to 5.50:1.00.

As amended by the Fourth Amendment, the Revolving Credit Facility has total commitments of $166 million and a maturity date of October 14, 2028; provided that if on July 15, 2027, the date that is 91 days prior to the stated maturity of the Term Loan Facility, all or any portion of the Term Loan Facility is outstanding, the Revolving Credit Facility will mature on such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and our 2024 Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing and investment plans, competitive position, industry and regulatory environment, including potential regulatory reform related to energy credits, uncertainty relating the implementation of tariffs and changes in trade policy, ability to provide 100% domestic content trackers, expectations regarding the macroeconomic environment and geopolitical developments, including the effects of tariffs, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” “designed to” or similar expressions and the negatives of those terms.
Our actual results and the timing of events could materially differ from those anticipated in such forward-looking statements as a result of certain risks, uncertainties and other factors, including without limitation: changes in the cost and availability of raw materials as a result of tariffs and other geopolitical uncertainty, changes in growth or rate of growth in demand for solar energy projects; competitive pressures within our industry; factors affecting viability and demand for solar energy, including but not limited to, the retail price of electricity, availability of in-demand components like high voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and solar energy production systems, which makes it difficult to predict our future prospects; competition from conventional and renewable energy sources; a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment; a drop in the price of electricity derived from the utility grid or from alternative energy sources; fluctuations in our results of operations across fiscal periods, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations; any increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets, which could make it difficult for customers to finance the cost of a solar energy system; existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems, which may significantly reduce demand for our products or harm our ability to compete; the interruption of the flow of materials from international vendors, which could disrupt our supply chain, including as a result of the imposition of new and/or additional duties, tariffs and other charges or restrictions on imports and exports; changes in the global trade environment, including the imposition of import tariffs or other import restrictions; geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited interest rates; our ability to convert our orders in backlog into revenue; the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors; failure to, or incurrence of significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary right; delays in construction projects and any failure to manage our inventory; significant changes in the cost of raw materials; disruptions to transportation and logistics, including increases in shipping costs; defects or performance problems in our products, which could result in loss of customers, reputational damage and decreased revenue; delays, disruptions or quality control problems in our product development operations; our ability to retain our key personnel or failure to attract additional qualified personnel; additional business, financial, regulatory and competitive risks due to our continued planned expansion into new markets; cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information; a failure to maintain an effective system of integrated internal controls over financial reporting; our substantial indebtedness, risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises; changes to laws and regulations, including changes to tax laws and regulations, that are applied adversely to us or our customers, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act (“IRA”) or any repeal thereof; and the other risks and uncertainties described in more detail in the section captioned “Risk Factors” in this Quarterly Report and our 2024 Annual Report.

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

Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers typically generate more energy and deliver a lower Levelized Cost of Energy than projects that use “fixed tilt” mounting systems, which do not move. The vast majority of ground mounted solar systems in the U.S. use trackers.

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

With our acquisition of Soluciones Técnicas Integrales Norland, S.L.U. and its subsidiaries (collectively, “STI”) in January 2022, we added a dual-row tracker design to our product portfolio. This tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September of

2022, we also introduced a third tracker product, OmniTrack, which requires significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain. This suite of products extends our target applications and ability to deliver the best utility-scale solar tracker solutions to the market.

Our corporate headquarters are located in Albuquerque, New Mexico. We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the three months ended March 31, 2025, we derived 65% and 35% of our revenues from customers in the U.S. and the rest of the world, respectively. As of March 31, 2025, we had shipped approximately 87 gigawatts of trackers to customers worldwide.

Research and Development
We incur research and development (“R&D”) costs during our process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred prior to a respective product being ready for commercial production. Total engineering expense was $4.4 million and $4.3 million during the three months ended March 31, 2025 and 2024, respectively, of which $2.4 million and $1.9 million were related to R&D activities performed by the Company during the same periods, respectively.

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
•The interest rate environment. As interest rates rose in 2022 and 2023, we saw customers looking to renegotiate power purchase agreements to improve project returns. Any unexpected or protracted negotiation can cause installation delays and delay our ability to recognize revenue relating to the relevant projects. In addition, we had customers delay planned installations in anticipation of interest reductions and more favorable project financing conditions later in 2024. While the Federal Reserve made the decision to lower the target interest rate by 0.5% in October 2024, the timing of any positive impact the lower rate may have on project timing remains uncertain, particularly in light of the Federal Reserve’s decision not to lower the target interest rate further in January 2025.
•Availability of necessary equipment. We have a broad portfolio of customer relationships including presence with most Tier 1 utilities in the U.S. Each utility has unique specifications for access to its grid, which is generally not consistent across the industry. As the supply of renewables projects has increased, severe shortages and long lead-times in the supply of switches, transformers and high voltage breakers used in the interconnection of utility scale solar power plants to the grid, has affected the timing and completion of these projects, including for some of our customers.
•Macroeconomic factors. There has been a rapid depreciation of the Brazilian Real in conjunction with existing pricing pressures on energy in the Brazilian market. Due to these dynamics, the economic cases for the power purchase agreements, or PPAs, for many solar projects have become less attractive for our customers. Many of the developers in Brazil of these projects continue to signal delays as they renegotiate the pricing of these PPAs. In addition, our results will also be impacted by tax incentives we can recognize, for example the Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), which will discontinue in 2033. As a result, we are focused on reducing costs and better aligning our organization, including the size thereof, in Brazil with the current market conditions.
It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the solar industry and our customers. An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the U.S. could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. Any such developments could materially and adversely affect our business operations, results of operations and cash flows.
•Local permitting. If our customers cannot receive permitting for their projects, they are unable to begin and ultimately complete them in a timely manner. A dramatic increase in solar and battery storage sites has increased the average permitting time in many geographies in which our customers operate.

Impact of IRA
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe step-downs in the ITC have influenced the timing and quantity of some customers’ orders. With the passage of the Inflation Reduction Act (“IRA”) in August 2022, the ITC was raised to 30% with no step downs before 2032. Accordingly, as of March 31, 2025 we do not anticipate the ITC rate to impact our seasonality during that timeframe. If these financial benefits vary significantly from our assumptions or if the program gets changed or repealed during the current legislative cycle, our business, financial condition, and results of operations could be adversely affected.

Section 45X Credit
After a period of uncertainty, on October 24, 2024, U.S. Department of Treasury and the IRS issued final regulations on the section 45X manufacturing tax credit that largely adopted the statutory definitions of torque tube and structural fasteners, which we have determined apply to our components. Beginning in late 2023 and continuing through 2024 and into 2025, we have successfully negotiated, and we continue to successfully negotiate, agreements with key suppliers around sharing the economic benefits of section 45X credits associated with torque tube and structural fasteners. We continue to pursue additional agreements for splitting the economic benefits of section 45X with suppliers for parts we do not manufacture internally. In addition, during the second quarter of 2024, we concluded that certain parts manufactured by the Company qualify for the section 45X advanced production credits. Refer to Note 2 – Summary of Significant Accounting Policies in the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion on how we account for these incentives and amounts recognized for the periods presented. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

Domestic Content Safe Harbor Guidance
The IRS issued Notice 2023-38 in May of 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties still exist under this guidance, like whose costs would be used (the manufacturer’s cost, a vendor’s cost to acquire, etc.) and how to define manufactured product components associated with trackers. In May of 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. On January 16, 2025, the IRS released Notice 2025-08, modifying Notice 2023-38 and Notice 2024-41 as well as introducing an updated elective safe harbor method for use in lieu of provisions of the adjusted percentage rule provided in Notice 2023-38 for calculating the domestic content bonus credit amounts applicable for certain qualified facilities and energy projects. Notice 2024-41 and Notice 2025-08 and the updated definitions described therein have clarified some pre-existing uncertainty in the industry, but they have also introduced uncertainties of their own. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

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

Impact of Disruption of Key Shipping Lanes
The disruption of container shipping traffic through the Red Sea has created port congestion, especially in Asia, affecting transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. Many shipping companies have paused shipments through the Suez Canal and the Red Sea causing rerouting of commercial vessels. To address the challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures aim to reduce delays to get the product to project sites on time. There is still uncertainty on how long these disruptions and the severity of their impact on our operations will last, but we continue to monitor the situation and evaluate our procurement and supply chain strategies, as to reduce any negative impact on our business, financial condition, and results of operations.

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

Impact of AD/CVD Petitions and Determinations
On August 18, 2023, the U.S. Department of Commerce issued final affirmative determinations of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to antidumping and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since

2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the U.S. during the two-year period prior to June 6, 2024 were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the U.S. on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.

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

U.S. Trade Policy and Executive Orders
On February 1, 2025, President Trump issued executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025, and on February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for a one-month period. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. On March 3, 2025, the announced 25% tariff on Canadian and Mexican goods took effect and the tariff on Chinese goods was doubled to 20%. On March 12, 2025 tariffs on steel and aluminum increased from 25% to 50% on all steel and aluminum coming from Canada. On April 2, 2025, President Trump introduced tariffs on most countries of a baseline rate of 10%, and individualized rates on some countries of up to 50%. On April 9, 2025, President Trump increased tariffs for Chinese goods to 125% and subsequently to 145%, while the tariffs announced on April 2, 2025, for all other countries, were reduced to a baseline rate of 10% for the next 90 days.

We are currently evaluating the potential impact of the imposition of the announced tariffs, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the U.S. in 2025 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of the new tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

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

Performance Measures
In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business, and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is megawatts (“MWs”) shipped and specifically the change in MWs shipped from period to period. MWs are measured for each individual project and are calculated based on the respective project’s expected megawatt output once installed and fully operational.

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

Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations.

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

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, bad debt provision, and professional fees. The majority of our sales during the three months ended March 31, 2025 and 2024, were in the U.S.; however, we also have a sales presence in the U.S., Spain, Brazil, South Africa and Australia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

Contingent consideration consists of the changes in fair value of the TRA entered into with a former indirect stockholder, concurrent with the acquisition of Array Technologies Patent Holdings Co., LLC by ATI Investment Parent, LLC. The TRA liability was recorded at fair value as of July 8, 2016 and subsequent changes in the fair value are recognized in earnings. For discussion and analysis of the TRA see Note 11 – Commitments and Contingencies.

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

Reportable Segments
Subsequent to the acquisition of STI, we began reporting our results of operations in two segments; the Array Legacy Operations segment and the acquired STI Operations segment. The segment amounts included in this Item 2. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 15 – Segment Reporting in the accompanying notes to the condensed consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$	%
Revenue	$302,363	$153,403	$148,960	97%
Cost of revenue
Cost of product and service revenue	222,296	94,674	127,622	135%
Amortization of developed technology	3,639	3,639	—	—%
Total cost of revenue	225,935	98,313	127,622	130%
Gross profit	76,428	55,090	21,338	39%

Operating expenses
General and administrative	43,945	37,784	6,161	16%
Change in fair value of contingent consideration	(150)	(735)	585	80%
Depreciation and amortization	5,349	9,627	(4,278)	(44)%
Total operating expenses	49,144	46,676	2,468	5%

Income from operations	27,284	8,414	18,870	224%

Other expense, net	23	814	(791)	(97)%
Interest income	3,319	3,680	(361)	(10)%
Foreign currency gain (loss), net	689	(499)	1,188	238%
Interest expense	(8,035)	(8,940)	905	10%
Total other expense, net	(4,004)	(4,945)	941	19%

Income before income tax expense	23,280	3,469	19,811	571%
Income tax expense	6,534	1,304	5,230	401%
Net income	$16,746	$2,165	$14,581	673%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$	%
Revenue
Array Legacy Operations	$213,214	$114,381	$98,833	86%
STI Operations	89,149	39,022	50,127	128%
Total	$302,363	$153,403	$148,960	97%

Gross Profit
Array Legacy Operations	$65,681	$49,086	$16,595	34%
STI Operations	10,747	6,004	4,743	79%
Total	$76,428	$55,090	$21,338	39%

Comparison of the three months ended March 31, 2025 and 2024

Revenue
Consolidated revenue increased $149.0 million, or 97%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily driven by higher revenue from Array Legacy Operations of 86% and STI Operations of 128%.

Array Legacy Operations revenue increased by $98.8 million, or 86%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by an increase of approximately 116% in volume, partially offset by a decrease of approximately 14% in average selling prices.

Revenue from STI Operations increased by $50.1 million, or 128% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by an increase of approximately 212% in volume, partially offset by a decrease of approximately 17% in average selling prices and an unfavorable foreign currency impact of approximately 10%.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $127.6 million, or 130%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, in line with higher revenues, partially offset by lower input cost per watt resulting from the realization of 45X benefits by Array Legacy Operations and from supply chain efficiencies.

Consolidated gross profit increased by $21.3 million, or 39%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross Margin decreased to 25.3% for the three months ended March 31, 2025, as compared to 35.9% during the same period in the prior year.

Array Legacy Operations gross profit increased by $16.6 million, or 34%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross margin decreased to 31% from 43% for the three months ended March 31, 2025 and 2024, respectively. The decrease in gross margin was driven by a 14% decrease in average selling prices and a 2% reduction in margin from lower 45x benefits. In addition, gross margin during the three months ended March 31, 2024, included a one-time benefit of $4.0 million related to a settlement with a supplier, which was recorded as a reduction to cost of product and service revenue.

STI Operations gross profit increased by $4.7 million, or 79%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross margin for STI Operations decreased to 12% from 15% for the three months ended March 31, 2025 and 2024, respectively, driven primarily by a 17% reduction in average selling prices, partially offset by a 14% reduction in cost per watt.

Operating Expenses
Consolidated general and administrative expenses for the three months ended March 31, 2025 increased by $6.2 million, or 16%, compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $3.2 million in personnel expenses, a $1.7 million allowance for credit risk related to one customer and an increase in facility, infrastructure and other costs of $1.3 million.

Change in the fair value of contingent consideration for the three months ended March 31, 2025 resulted in a gain of $0.6 million, compared to the three months ended March 31, 2024, due to the fair value remeasurement of the TRA liability.

Consolidated depreciation and amortization expense for the three months ended March 31, 2025 decreased by $4.3 million, or 44%, compared to the three months ended March 31, 2024. The decrease was primarily due to certain assets acquired becoming fully amortized or fully impaired at December 31, 2024.

Other (Expense) Income, Net
Other expense for the three months ended March 31, 2025 and 2024 totaled $23 thousand and $0.8 million, respectively, and consisted primarily of other non-income taxes and miscellaneous income/expense.

Interest Income
Consolidated interest income for the three months ended March 31, 2025 decreased by $0.4 million, or 10%, compared to the three months ended March 31, 2024, primarily as a result of lower yields on our cash management program.

Interest Expense
Consolidated interest expense for the three months ended March 31, 2025 decreased by $0.9 million, or 10%, compared to the three months ended March 31, 2024, primarily due to lower interest rates on our variable rate obligations.

Income Tax Expense (Benefit)
Consolidated income tax expense for the three months ended March 31, 2025 increased by $5.2 million, or 401%, compared to the three months ended March 31, 2024. The Company recorded income tax expense of $6.5 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

Our effective tax rate was 28.1% and 37.6% for the three months ended March 31, 2025 and 2024, respectively. Tax expense for the three months ended March 31, 2025, was favorably impacted by lower profits in non-US jurisdictions and additional tax credits recorded during the period. Additionally, tax expense of $1.0 million related to equity-based compensation, was recorded discretely. Tax expense for the three months ended March 31, 2024 was unfavorably impacted by higher income reported in non-U.S. jurisdictions and tax expense of $0.4 million related to equity-based compensation recorded discretely.

Liquidity and Capital Resources
Cash Flows (in thousands)

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(13,059)	$47,502
Net cash used in investing activities	(2,352)	(2,386)
Net cash used in financing activities	(1,725)	(4,575)
Effect of exchange rate changes on cash and cash equivalents	2,488	(2,001)
Net change in cash and cash equivalents	$(14,648)	$38,540

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

As of March 31, 2025, our cash balance was $348.3 million, of which $31.5 million was held outside the U.S., and our net working capital was $567.8 million. We had outstanding borrowings of $232.8 million under our $575 million Term Loan Facility and $161.3 million available to us under our $200 million Revolving Credit Facility.

On May 1, 2025, Array Tech, Inc. and ATI Investment Sub, Inc., both wholly owned subsidiaries of the Company, entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment, among other things, (i) refinanced the Revolving Credit Facility with new revolving commitments and loans thereunder and (ii) revised the Consolidated First Lien Secured Leverage Ratio as applicable under Section 7.09 (Financial Covenant) of the Credit Agreement from 7.10:1.00 to 5.50:1.00.

As amended by the Fourth Amendment, the Revolving Credit Facility has total commitments of $166 million and a maturity date of October 14, 2028; provided that if on July 15, 2027, the date that is P91D days prior to the stated maturity of the Term Loan Facility, all or any portion of the Term Loan Facility is outstanding, the Revolving Credit Facility will mature on such date.

The Company continually monitors and reviews its liquidity position and funding needs. Management believes that the Company’s ability to generate operating cash flows in the future and available borrowing capacity under its Senior Secured Credit Facility will be sufficient to meet its future liquidity needs.

Operating Activities
For the three months ended March 31, 2025, cash used in operating activities was $13.1 million attributable to net income of $16.7 million and $19.0 million of non-cash adjustments, mainly consisting of depreciation and amortization expense and equity-based compensation, partially offset by a net cash outflow of $48.8 million from changes in our operating assets and liabilities.

For the three months ended March 31, 2024, cash provided by operating activities was $47.5 million, attributable to net income of $2.2 million, $18.9 million of non-cash adjustments, mainly consisting of depreciation expense and equity-based compensation and a cash inflow of $26.5 million from changes in our operations assets and liabilities.

Investing Activities
Cash used in investing activities for both the three months ended March 31, 2025 and 2024 was $2.4 million and related primarily to the purchase of property, plant and equipment.

Financing Activities
Cash used in financing activities for the three months ended March 31, 2025 was $1.7 million, driven primarily by a $1.1 million payment on our Term Loan Facility and $1.2 million in TRA payments issued during the three months ended March 31, 2025, partially offset a net increase in other debt of $0.6 million.

Cash used in financing activities for the three months ended March 31, 2024 was $4.6 million, driven primarily by a $1.1 million payment on our Term Loan Facility, a net reduction of other debt of $1.5 million, as well as $1.4 million in TRA payments issued during the three months ended March 31, 2024.

Contractual Obligations and Commitments
Information regarding our debt obligations, lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on form 10-K. There were no material changes in our contractual obligations and commitments as of March 31, 2025.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which we issued 400,000 shares of its Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of our common stock for an aggregate purchase price of approximately $395.4 million.

For more information related to the Series A Shares, see Note 8 – Redeemable Perpetual Preferred Stock, to the accompanying condensed consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 7 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of March 31, 2025, we posted surety bonds in the total amount of approximately $269.9 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates
In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our accounting policies during the three months ended March 31, 2025.

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

There have been no material changes to the information previously provided under Item 7A. of our 2024 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2025 that materially affected or were reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025.

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

Item 1A. Risk Factors

Except as set forth below, and to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2024 Annual Report.

Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

Escalating trade tensions, particularly between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. The U.S. has recently imposed significant new tariffs on nearly all products and components imported into the U.S. and could propose additional tariffs or increases to those already in place. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. In addition, the threat of potential tariffs can create uncertainty among our customers and slow down the rate of existing projects and projects in our orderbook.

More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and extended these tariffs to cover imports of derivative steel and aluminum articles on February 2020 under the same legal authority. These tariffs were increased on February 10, 2025, pursuant to two executive orders from President Trump (the "February 2025 Executive Orders"), resulting in across-the-board 25% duties on steel and aluminum imports. Additionally, all previous alternative arrangements, such as complete exemptions, hard quotas, or tariff rate quotas, with trading partners on imports of steel and aluminum products, have been eliminated. The February 2025 Executive Orders also eliminated the system for exclusions, under which thousands of products were allowed to enter the U.S. free of these additional duties and create a process by which additional “derivative” products could be added to the scope of the tariffs by request of the domestic producer.

On February 1, 2025, President Trump issued executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025. On February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for the next month. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. On March 3, 2025, the announced 25% tariff on Canadian and Mexican goods took effect and the tariff on Chinese goods was doubled to 20%. On March 12, 2025 tariffs on steel and aluminum increased from 25% to 50% on all steel and aluminum coming from Canada. On April 2, 2025, President Trump introduced tariffs on most countries of a baseline rate of 10%, and individualized rates on some countries of up to 50%. On April 9, 2025, President Trump increased tariffs for Chinese goods to 125% and subsequently to 145%, while the tariffs announced on April 2, 2025 for all other countries was reduced to a baseline rate of 10% for the next 90 days.

We are currently evaluating the potential impact of the imposition of the announced tariffs, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the U.S. in 2025 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of the new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Fourth Amendment to the Senior Secured Credit Facility
On May 1, 2025, Array Tech, Inc. and ATI Investment Sub, Inc., both wholly owned subsidiaries of the Company, entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment, among other things, (i) refinanced the Revolving Credit Facility with new revolving commitments and loans thereunder and (ii) revised the Consolidated First Lien Secured Leverage Ratio as applicable under Section 7.09 (Financial Covenant) of the Credit Agreement from 7.10:1.00 to 5.50:1.00.
As amended by the Fourth Amendment, the Revolving Credit Facility has total commitments of $166 million and a maturity date of October 14, 2028; provided that if on July 15, 2027, the date that is P91D days prior to the stated maturity of the Term Loan Facility, all or any portion of the Term Loan Facility is outstanding, the Revolving Credit Facility will mature on such date.

The foregoing description of the Fourth Amendment is qualified in its entirety by reference to Exhibit 10.2 to this Current Report on Form 10-Q, which is incorporated by reference herein.

10b5-1 Trading Plans
From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended March 31, 2025, none of our directors or officers adopted, amended or terminated any such plan or trading arrangement.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.1*	Offer Letter of Employment, dated December 29, 2024, Array Tech, Inc. and Gina Gunning
10.2*
Amendment No. 4 to the Credit Agreement, dated as of May 1, 2025, by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc. as holdings, Goldman Sachs Bank USA, as administrative agent, and the additional lenders party thereto (in such capacities indicated therein)

Number	Exhibit Description	Form	Date	No.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	May 6, 2025
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Keith Jennings	Date:	May 6, 2025
H. Keith Jennings
Chief Financial Officer