Form 10-Q
period 2025-06-30
Array Technologies, Inc.
filed 2025-08-07
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 4, 2025, there were 152,724,774 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$377,271	$362,992
Restricted cash	1,499	1,149
Accounts receivable, net of allowance of $6,821 and $4,848, respectively	367,175	275,838
Inventories, net	177,966	200,818
Prepaid expenses and other	114,543	157,927
Total current assets	1,038,454	998,724

Property, plant and equipment, net	35,081	26,222
Goodwill	172,608	160,189
Other intangible assets, net	174,346	181,409
Deferred income tax assets	25,166	17,754
Other assets	96,503	41,701
Total assets	$1,542,158	$1,425,999

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$161,248	$172,368
Accrued expenses and other	101,578	91,183
Income tax payable	4,982	5,227
Deferred revenue	151,758	119,775
Current portion of contingent consideration	2,563	1,193
Current portion of warranty liability	2,369	2,063
Current portion of debt	36,257	30,714
Other current liabilities	7,580	15,291
Total current liabilities	468,335	437,814

Deferred income tax liabilities	22,775	21,398
Contingent consideration, net of current portion	5,294	7,868
Warranty liability, net of current portion	5,606	4,830
Long-term debt, net of current portion	657,591	646,570
Other long-term liabilities	17,262	18,684
Total liabilities	1,176,863	1,137,164

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	June 30, 2025	December 31, 2024

Commitments and contingencies (Note 11)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 475,517 and 460,920 shares issued as of June 30, 2025 and December 31, 2024, respectively; liquidation preference of $493.1 million at both dates	436,162	406,931

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 152,660,615 and 151,951,652 shares issued at respective dates	151	151
Additional paid-in capital	248,285	297,780
Accumulated deficit	(310,616)	(370,624)
Accumulated other comprehensive loss	(8,687)	(45,403)
Total stockholders’ equity	(70,867)	(118,096)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,542,158	$1,425,999

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$362,243	$255,766	$664,606	$409,169
Cost of revenue
Cost of product and service revenue	261,479	166,173	483,775	260,847
Amortization of developed technology	3,640	3,640	7,279	7,279
Total cost of revenue	265,119	169,813	491,054	268,126
Gross profit	97,124	85,953	173,552	141,043

Operating expenses
General and administrative	44,954	36,971	88,899	74,755
Change in fair value of contingent consideration	150	503	—	(232)
Depreciation and amortization	5,644	8,877	10,993	18,504
Total operating expenses	50,748	46,351	99,892	93,027

Income from operations	46,376	39,602	73,660	48,016

Interest income	3,800	4,782	7,119	8,462
Interest expense	(8,768)	(8,614)	(16,803)	(17,554)
Foreign currency gain (loss), net	1,343	(468)	2,032	(967)
Gain on extinguishment of debts, net	14,207	—	14,207	—
Other expense, net	(79)	(1,794)	(56)	(980)
Total other income (expense), net	10,503	(6,094)	6,499	(11,039)

Income before income tax expense	56,879	33,508	80,159	36,977
Income tax expense	13,617	7,810	20,151	9,114
Net income	43,262	25,698	60,008	27,863
Preferred dividends and accretion	14,788	13,749	29,231	27,251
Net income to common shareholders	$28,474	$11,949	$30,777	$612

Income per common share
Basic	$0.19	$0.08	$0.20	$—
Diluted	$0.19	$0.08	$0.20	$—
Weighted average number of common shares outstanding
Basic	152,584	151,797	152,331	151,574
Diluted	153,068	152,207	152,958	152,170

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$43,262	$25,698	$60,008	$27,863
Foreign currency translation(1)	21,439	(43,768)	36,716	(63,010)
Comprehensive income (loss)	$64,701	$(18,070)	$96,724	$(35,147)
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended June 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2025	468	$421,374	—	$—	152,513	$151	$286,079	$(353,878)	$(30,126)	$(97,774)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	148	—	—	—	—	—
Employee purchase plan	—	—	—	—	—	—	81	—	—	81
Equity-based compensation	—	—	—	—	—	—	3,817	—	—	3,817
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(215)	—	—	(215)
Purchase of 2031 Capped Calls, net of tax effect	—	—	—	—	—	—	(26,689)	—	—	(26,689)
Preferred cumulative dividends plus accretion	8	14,788	—	—	—	—	(14,788)	—	—	(14,788)
Net income	—	—	—	—	—	—	—	43,262	—	43,262
Foreign currency translation	—	—	—	—	—	—	—	—	21,439	21,439
Balance at June 30, 2025	476	$436,162	—	$—	152,661	$151	$248,285	$(310,616)	$(8,687)	$(70,867)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Three Months Ended June 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2024	439	$364,762	—	$—	151,727	$151	$333,570	$(128,065)	$25,568	$231,224
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	148	—	—	—	—	—
Employee purchase plan	—	—	—	—	—	—	134	—	—	134
Equity-based compensation	—	—	—	—	—	—	425	—	—	425
Preferred cumulative dividends plus accretion	7	13,750	—	—	—	—	(13,750)	—	—	(13,750)
Net income	—	—	—	—	—	—	—	25,698	—	25,698
Foreign currency translation	—	—	—	—	—	—	—	—	(43,768)	(43,768)
Balance at June 30, 2024	446	$378,512	—	$—	151,875	$151	$320,379	$(102,367)	$(18,200)	$199,963

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Six Months Ended June 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	460	$406,931	—	$—	151,952	$151	$297,780	$(370,624)	$(45,403)	$(118,096)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	666	—	—	—	—	—
Employee purchase plan	—	—	—	—	43	—	303	—	—	303
Equity-based compensation	—	—	—	—	—	—	6,615	—	—	6,615
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(493)	—	—	(493)
Purchase of 2031 Capped Calls, net of tax effect	—	—	—	—	—	—	(26,689)	—	—	(26,689)
Preferred cumulative dividends plus accretion	16	29,231	—	—	—	—	(29,231)	—	—	(29,231)
Net income	—	—	—	—	—	—	—	60,008	—	60,008
Foreign currency translation	—	—	—	—	—	—	—	—	36,716	36,716
Balance at June 30, 2025	476	$436,162	—	$—	152,661	$151	$248,285	$(310,616)	$(8,687)	$(70,867)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Six Months Ended June 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	432	$351,260	—	$—	151,242	$151	$344,517	$(130,230)	$44,810	$259,248
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	608	—	—	—	—	—
Employee purchase plan	—	—	—	—	25	—	497	—	—	497
Equity-based compensation	—	—	—	—	—	—	4,339	—	—	4,339
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,722)	—	—	(1,722)
Preferred cumulative dividends plus accretion	14	27,252	—	—	—	—	(27,252)	—	—	(27,252)
Net income	—	—	—	—	—	—	—	27,863	—	27,863
Foreign currency translation	—	—	—	—	—	—	—	—	(63,010)	(63,010)
Balance at June 30, 2024	446	$378,512	—	$—	151,875	$151	$320,379	$(102,367)	$(18,200)	$199,963

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$60,008	$27,863
Adjustments to reconcile net income to cash provided by operating activities:
Provision for bad debts	1,910	1,696
Deferred tax benefit	(246)	(3,501)
Depreciation and amortization	12,188	19,456
Amortization of developed technology	7,279	7,279
Amortization of debt discount and issuance costs	3,457	3,101
Gain on extinguishment of debts, net	(14,207)	—
Equity-based compensation	6,696	4,836
Change in fair value of contingent consideration	—	(232)
Warranty provision	5,336	(61)
Inventory reserve	2,682	1,227
Loss on disposal of fixed assets	10	—
Changes in working capital, net	(54,331)	(10,205)
Net cash provided by operating activities	30,782	51,459
Investing activities
Purchase of property, plant and equipment	(8,983)	(4,527)
Retirement/disposal of property, plant and equipment	—	39
Net cash used in investing activities	(8,983)	(4,488)
Financing activities
Proceeds from issuance of other debt	57,064	12,684
Proceeds from issuance of convertible notes	345,000	—
Premium paid on capped call	(35,087)	—
Fees paid on issuance of convertible notes	(10,434)	—
Repayments of other debt	(54,754)	(12,671)
Repayments of term loan facility	(233,875)	(2,150)
Repayments of convertible notes	(78,363)	—
Contingent consideration payments	(1,204)	(1,427)
Other financing	(1,123)	(580)
Net cash used in financing activities	(12,776)	(4,144)
Effect of exchange rate changes on cash and cash equivalent balances	5,606	(9,587)
Net change in cash and cash equivalents and restricted cash	14,629	33,240
Cash and cash equivalents, and restricted cash beginning of period	364,141	249,080
Cash and cash equivalents and restricted cash, end of period	$378,770	$282,320

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”) is a leading global provider of solar tracking technology products, software, and services for utility-scale solar energy projects and distributed generation customers, who construct, develop and operate solar PV sites, and is headquartered in Albuquerque, New Mexico.

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

As of June 30, 2025, the Company had an outstanding Vendor Rebate receivable of $69.9 million and $55.7 million included in Prepaid expenses and other and Other assets, respectively. As of December 31, 2024 the Company had an outstanding Vendor Rebate receivable of $115.5 million and zero, included in Prepaid expenses and other and Other assets, respectively.

Inflation Reduction Act 45X Credits
The Company accounts for the 45X Advanced Manufacturing Production Credit established by the IRA, under IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as a reduction to production costs. The tax credit is recorded as a reduction to the Income tax payable on the condensed consolidated balance sheets dated June 30, 2025 and December 31, 2024. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBB”). The OBBB extended key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the income tax impact of OBBB on the Company’s future consolidated financial statements.

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

The Company has not identified any indicators of impairment that would require the Company to test its goodwill for impairment as of June 30, 2025.

Equity Investment
On November 6, 2024, Array invested $3.0 million through a Simple Agreement for Future Equity (“SAFE”) with a technology company. On June 2, 2025, the SAFE investment converted into 182,669 preferred shares of the company at the predetermined price. Array will invest up to $2.0 million in future SAFEs contingent upon the achievement of defined milestones by the technology company.

The initial investment of $3.0 million was recorded as an equity investment at cost and is included within Other assets on the condensed consolidated balance sheet. The investment will be carried at cost and remeasured to fair value if impaired or if there are observable transaction prices. The conversion did not result in the recognition of a gain or loss.

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

When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset grouping’s eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets.

The Company has not identified indicators of impairment that would require the Company to test its long-lived assets for impairment as of June 30, 2025.

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

Research and Development
The Company incurs research and development costs while researching and developing new products and significant enhancements to existing products. Research and development costs consist primarily of personnel-related costs associated with our internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Research and development expense was $2.5 million and $1.8 million during the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $3.7 million during the six months ended June 30, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the Company’s fiscal year ending December 31, 2025, with early adoption permitted. The Company will adopt this reporting standard with its annual report on Form 10-K for 2025 and expects no material impacts upon adoption.

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

3.    Condensed Consolidated Balance Sheet Details

Inventories, net
Inventories, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$57,594	$60,588
Finished goods	120,372	140,230
Total Inventories, net	$177,966	$200,818

The Company values inventory using the moving average cost method that approximates the first-in, first-out method (“FIFO”). As of June 30, 2025, inventory valued using moving average cost and FIFO was $139.6 million and $38.3 million, respectively. As of December 31, 2024, inventory valued using moving average cost and FIFO, was $154.4 million and $46.4 million, respectively.

Prepaid expenses and other current assets
The following table shows the components of Prepaid expenses and other current assets (in thousands):

	June 30, 2025	December 31, 2024
IRA vendor rebates	$69,906	$115,458
Prepaid taxes	25,305	14,650
Other	19,332	27,819
Total Prepaid expenses and other current assets	$114,543	$157,927

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2025	December 31, 2024
Land	N/A	$1,650	$1,585
Buildings and land improvements	15-39	10,871	9,108
Manufacturing equipment	7	29,002	27,853
Furniture, fixtures and equipment	5-7	5,370	4,287
Vehicles	5	627	603
Hardware	3-5	3,946	3,603
Construction in progress	N/A	9,789	3,948
Total		61,255	50,987
Less: accumulated depreciation		(26,174)	(24,765)
Property, plant and equipment, net		$35,081	$26,222

Depreciation expense was $1.1 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, of which $0.6 million and $0.4 million, respectively, was included in Cost of product and service revenue and $0.5 million and $0.7 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

Depreciation expense was $2.2 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively, of which $1.2 million and $0.9 million, respectively, was included in Cost of product and service revenue and $1.0 million and $1.1 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

5.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2025, consisted of the following (in thousands):

	Array Legacy Operations	STI Operations	Total
Beginning balance	$69,727	$90,462	$160,189
Foreign currency translation	—	12,419	12,419
Ending balance (1)	$69,727	$102,881	$172,608
(1) Goodwill attributable to Array Legacy Operations is net of cumulative impairments of $51.9 million. Goodwill attributable to STI Operations is net of cumulative impairments of $236.0 million.

The Company tests goodwill for impairment annually or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. There were no indicators of impairment as of June 30, 2025.

Long Lived Assets
The Company assesses long-lived assets classified as “held and used,” including property, plant and equipment, lease assets and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

As of June 30, 2025, no events or circumstances were noted that would indicate the carrying amount of any of Array Legacy’s Operations or STI Operations assets may not be recoverable.

Other Intangible Assets, Net
Other intangible assets, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2025	December 31, 2024
Amortizable:
Developed technology	14	$203,800	$203,800
Computer software	3	15,906	15,826
Customer relationships	10	191,480	179,166
Backlog	1	19,195	16,877
Trade name	20	17,193	15,117
Total amortizable intangibles		447,574	430,786
Accumulated amortization:
Developed technology		130,740	123,462
Computer software		14,836	14,552
Customer relationships		115,774	102,541
Backlog		19,195	16,877
Trade name		2,983	2,245
Total accumulated amortization		283,528	259,677
Total amortizable intangibles, net		164,046	171,109

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$174,346	$181,409

Amortization expense related to intangible assets was $8.7 million and $11.8 million for the three months ended June 30, 2025 and 2024, respectively, of which $3.6 million was included in Amortization of developed technology, a component of cost of revenue, in both periods and $5.1 million and $8.1 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Amortization expense related to intangible assets was $17.3 million and $24.7 million for the six months ended June 30, 2025 and 2024, respectively, of which $7.3 million was included in Amortization of developed technology, a component of cost of revenue, in both periods and $10.0 million and $17.4 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of June 30, 2025, is as follows (in thousands):

Amount
Remainder of 2025	$18,032
2026	30,577
2027	25,614
2028	25,614
2029	25,614
Thereafter	38,595
$164,046

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

The Company recorded Income tax expense of $13.6 million and $7.8 million for the three months ended June 30, 2025 and 2024, respectively, and an expense of $20.2 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively.

The income tax expense for the three and six months ended June 30, 2025 was favorably impacted by tax credits recorded during the periods. Additionally, tax expense of $0.1 million and $1.2 million related to equity-based compensation was recorded discretely for the three and six months ended June 30, 2025, respectively.

The income tax expense for the three and six months ended June 30, 2024 was impacted by higher profits in non-US jurisdictions. Additionally, tax expense of $0.1 million and $0.5 million related to equity-based compensation was recorded discretely for the three and six months ended June 30, 2024.

The OBBB, as defined in Note 2, extended key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the income tax impact of OBBB on the Company’s future consolidated financial statements.

As of June 30, 2025 and 2024, the balance of reserves for uncertain tax positions was $0.7 million and zero, respectively.

7.    Debt

The following table summarizes the Company’s total debt (in thousands):

	June 30, 2025	December 31, 2024
Senior Secured Credit Facility:
Term loan facility	$—	$233,875
Revolving credit facility	—	—
Total secured credit facility	—	233,875

2028 Convertible notes	325,000	425,000
2031 Convertible notes	345,000	—
Other debt	39,325	34,042
Total principal	709,325	692,917
Unamortized discount and issuance costs, total	(15,477)	(15,633)
Current portion of debt	(36,257)	(30,714)
Total long-term debt, net of current portion	$657,591	$646,570

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

As amended by the Fourth Amendment, the Revolving Credit Facility has total commitments of $166 million and a maturity date of October 14, 2028. The Company was in compliance with all applicable covenants under the Credit Agreement as of June 30, 2025.

Term Loan Facility
At December 31, 2024, the outstanding balance on the Term Loan Facility was $233.9 million, presented in the accompanying condensed consolidated balance sheets net of debt discount and issuance costs of $7.9 million. During the second quarter of 2025, the Company repaid in full the remaining balance of the Term Loan Facility using proceeds from the issuance of the 2031 Convertible Notes (as defined below). As a result, the Term Loan Facility was fully extinguished and no longer outstanding as of June 30, 2025. The $5.9 million in unamortized debt discount and issuance costs were written off in connection with the extinguishment and recorded in Gain on extinguishment of debts, net.

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility at both June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024 the Company had $32.3 million and $28.0 million, respectively, in standby letters of credit, and $133.7 million and $172.0 million, respectively, available to withdraw against total commitments under the Revolving Credit Facility of $166.0 million and $200.0 million, respectively. The Revolving Credit Facility incurs interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate (each as defined in the Credit Agreement), one half of 1.00% above the Federal Funds Rate (as defined in the Credit Agreement) or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Convertible Notes
On December 3, 2021 and December 9, 2021, the Company completed a $425 million private offering ($375 million and $50 million, respectively), of its 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), resulting in net proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75% but before deducting initial purchasers’ discounts and offering expenses. The 2028 Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee. The 2028 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022.

On June 27, 2025, the Company issued aggregate principal amount of $345 million of its 2.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and, together with the 2028 Convertible Notes, the “Convertible Notes”) in a private placement. The Company incurred $10.4 million of initial purchasers’ discounts and offering expenses, resulting in net proceeds of $334.6 million. The 2031 Convertible Notes were issued pursuant to an indenture, dated June 27, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2031 Indenture”). The 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on July 1, 2031, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The repurchased 2028 Convertible Notes had a net carrying value of $98.5 million, inclusive of unamortized debt discount, resulting in a gain on extinguishment of debt of approximately $20.1 million. This gain is recorded in Gain on extinguishment of debts, net in the Company’s condensed consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, the principal balance of the 2028 Convertible Notes was $325.0 million and $425.0 million, respectively, with unamortized discount and issuance costs of $5.0 million and $7.5 million, respectively, for a net carrying amount of $320.0 million and $417.5 million, respectively. As of June 30, 2025, the principal balance of the 2031 Convertible Notes was $345.0 million with unamortized issuance costs of $10.4 million, for a net carrying amount of $334.6 million.

Neither the 2028 Convertible Notes nor the 2031 Convertible Notes were convertible during the three and six months ended June 30, 2025, and none have been converted to date. As the average market price of the

Company’s common stock has not exceeded the applicable conversion prices, there was no dilutive impact from either series of Convertible Notes for the three and six months ended June 30, 2025.

Redemption
At any time prior to the close of business on the business day immediately preceding April 1, 2031, the 2031 Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price then in effect on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2031 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2031 Convertible Notes on each such trading day; (3) if the Company calls such 2031 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2031 Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as described in the Indenture. On or after April 1, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2031 Convertible Notes may convert all or any portion of their 2031 Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion of the 2031 Convertible Notes, the Company will pay cash up to the aggregate principal amount of the 2031 Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2031 Convertible Notes being converted.

The Company may redeem (an “Optional Redemption”) for cash all or any portion of the 2031 Convertible Notes, at its option, on or after July 6, 2029, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2031 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2031 Convertible Notes, at least $100 million aggregate principal amount of 2031 Convertible Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for the 2031 Convertible Notes.

The conversion rate for the 2028 Convertible Notes was initially, and remains currently, 41.9054 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $23.86 per share, or 10.1 million shares of common stock. The conversion rate for the 2031 Convertible Notes was initially 123.1262 shares per $1,000 principal amount, equivalent to a conversion price of approximately $8.12 per share of common stock. The conversion rate for the Convertible Notes is subject to adjustment under certain circumstances in accordance with the terms of each of the Indentures. In addition, following certain corporate events that occur prior to the maturity date of the 2031 Convertible Notes or if the Company delivers a notice of redemption in respect of the 2031 Convertible Notes, the Company will, under certain circumstances, increase the conversion rate of the 2031 Convertible Notes for a holder who elects to convert its 2031 Convertible Notes (or any portion thereof) in connection with such a corporate event or convert its 2031 Convertible Notes called (or deemed called) for redemption during the related Redemption Period (as defined in the 2031 Indenture), as the case may be.

If the Company undergoes a Fundamental Change (as defined in the 2031 Indenture), holders may require, subject to certain conditions and exceptions, the Company to repurchase for cash all or any portion of their 2031 Convertible Notes at a Fundamental Change Repurchase Price (as defined in the Indenture) equal to 100% of the principal amount of the 2031 Convertible Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the Fundamental Change Repurchase Date (as defined in the 2031 Indenture).

The Indenture includes customary covenants and sets forth certain events of default after which the 2031 Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or certain of its subsidiaries after which the 2031 Convertible Notes become automatically due and payable.

Capped Calls
In connection with the issuances of the Convertible Notes, the Company entered into separate capped call transactions with certain financial institutions. The capped calls are designed to reduce potential dilution to the Company’s common stockholders upon conversion of the related series of Convertible Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of the 2028 Convertible Notes or 2031 Convertible Notes, as applicable.

In connection with the issuance of the 2028 Convertible Notes, the Company paid $52.9 million to enter into capped calls (the “2028 Capped Calls”). These instruments cover approximately 17.8 million shares of common stock, with an initial strike price of $23.86 and a cap price of $36.02 per share, subject to customary anti-dilution adjustments. These instruments are scheduled to expire on December 1, 2028. In connection with the early extinguishment of a portion of the 2028 Convertible Notes, none of the 2028 Capped Calls were settled, and the Company has not unwound, terminated, or otherwise adjusted any portion of these instruments.

In connection with the issuance of the 2031 Convertible Notes, the Company paid $35.1 million to enter into the capped calls (the “2031 Capped Calls”). These instruments cover approximately 42.5 million shares of common stock, with an initial strike price of $8.12 and a cap price of $12.74 per share, subject to anti-dilution adjustments. These instruments are scheduled to expire on July 1, 2031. The net effect of the 2031 Capped Calls raises the conversion price on the 2031 Convertible Notes from $8.12 to $12.74. However, the 2031 Capped Calls are separate transactions from the 2031 Convertible Notes and do not affect the terms of the 2031 Convertible Notes nor the rights of the note holders. Upon conversion of the 2031 Convertible Notes, the 2031 Capped Calls are expected to reduce potential dilution by delivering shares of the Company’s common stock (or, at the Company’s election and subject to certain conditions, the cash equivalent value) to the Company.

Together, the 2028 Capped Calls and the 2031 Capped Calls are collectively referred to herein as the “Capped Calls”. At issuance of each of the Capped Calls, the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to Additional paid-in capital.

The Company made a tax election to integrate the 2031 Convertible Notes and the 2031 Capped Calls. The accounting impact of this tax election makes the 2031 Capped Calls deductible as original issue discount interest for tax purposes over the term of the note, and as a result, the Company established a Deferred income tax asset of $8.6 million at inception, with an offsetting adjustment to Additional paid-in capital on the consolidated balance sheets as of June 30, 2025.

If the Convertible Notes are converted, the number of shares to be issued by the Company would be effectively partially offset by the shares of common stock received by the Company under the Capped Calls, thereby mitigating dilution. The Capped Calls are subject to termination or adjustment upon the occurrence of certain events, including mergers, tender offers, nationalization, insolvency, delisting of the Company’s common stock, events of default, changes in law, failure to deliver, stock splits, combinations, dividends, repurchases, or early conversion of the Convertible Notes.

Other Debt
Other debt consists of the debt obligations of STI Operations (“Other Debt”). Interest rates on Other Debt are based on SOFR or EURIBOR plus a spread and range from 2.4% to 6.1% annually. Of the $39.3 million carrying value of the Other Debt balance as of June 30, 2025, $19.4 million is denominated in Euros and $19.9 million is denominated in U.S. dollar. These debt obligations mature between 2025 and 2027.

At June 30, 2025, STI Operations had three notes payable with a carrying value of $19.1 million outstanding, which resulted from reverse factoring arrangements with a bank. The notes payable mature within a year from issuance and are included in the carrying value of Other Debt of $39.3 million.

8.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
The Company entered into a Securities Purchase Agreement, dated August 10, 2021, pursuant to which the Company issued 400,000 shares of its Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of the Company’s common stock for an aggregate purchase price of approximately $395.4 million (the “Initial Closing”). The Series A Shares have no maturity date.

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date, which is August 10, 2026, using the effective interest method. Such accretion totaled $7.4 million and $6.8 million for the three months ended June 30, 2025 and 2024, respectively, and $14.6 million and $13.5 million for the six months ended June 30, 2025 and 2024, respectively.

Dividends
On or prior to the fifth anniversary of the Initial Closing, the Company may pay dividends on the Series A Shares either in (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below), (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate (each as defined below) of 6.25%, or (iii) a combination thereof. Following the fifth anniversary of the Initial Closing, dividends on the Series A Shares are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Initial Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of the Company’s common stock equal to the quotient of (i) the amount of Default Accrued Dividends divided by (ii) 95% of the 30-day volume-weighted average share price of the Company’s common stock.

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

During the three months ended June 30, 2025 and 2024, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25%, totaling $7.4 million and $6.9 million, respectively. During the six months ended June 30, 2025 and 2024, such dividends totaled $14.6 million and $13.8 million, respectively. As of June 30, 2025 and December 31, 2024, total accrued and unpaid dividends were $75.5 million and $60.9 million, respectively.

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

9.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Over-time revenue	$322,545	$209,598	$584,167	$333,934
Point in time revenue	39,698	46,168	80,439	75,235
Total revenue	$362,243	$255,766	$664,606	$409,169

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables ("contract assets”), and deferred revenue (“contract liabilities”) on the condensed consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses, in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. For certain customer contracts, billing can occur in advance of shipment, resulting in contract liabilities. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets and the corresponding amounts recorded in Revenue relate to fluctuations in the timing and volume of billings.

Contract assets consisting of unbilled receivables are recorded within Accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Unbilled receivables	$110,435	$94,045

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities, recorded within Deferred revenue, relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	June 30, 2025	December 31, 2024
Deferred revenue	$151,758	$119,775

During the six months ended June 30, 2025, the Company converted $86.2 million in Deferred revenue to Revenue, which represented 72% of the prior year’s Deferred revenue balance. Included in Deferred revenue as of December 31, 2024 are cash advances for signed contracts that begin several months subsequent to receiving the advance. In addition, Deferred revenue includes paid extended warranty, which can be recognized upon expiration of the warranty.

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

The Company did not recognize any revenue from bill-and-hold arrangements during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company recognized $1.9 million in revenue from one customer under such arrangements.

Remaining Performance Obligations
As of June 30, 2025, the Company had $644.5 million of remaining performance obligations. The Company expects to recognize revenue on 97% of these performance obligations in the next twelve months.

10.    Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$43,262	$25,698	$60,008	$27,863
Less: preferred dividends and accretion	14,788	13,749	29,231	27,251
Net income to common shareholders	$28,474	$11,949	$30,777	$612
Basic:
Weighted average shares	152,584	151,797	152,331	151,574
Income per share	$0.19	$0.08	$0.20	$—
Diluted:
Effect of restricted stock and performance awards	484	410	627	596
Weighted average shares	153,068	152,207	152,958	152,170
Income per share	$0.19	$0.08	$0.20	$—

Potentially dilutive common shares issuable pursuant to equity-based awards of 1,467,345 and 1,242,226 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025, respectively, as their effect would have been antidilutive. For the three and six months ended June 30, 2024, shares of 479,623 and 473,074 were also excluded for the same reason.

In addition, there were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the six months ended June 30, 2025 and 2024, as the average market price of the Company’s common stock did not exceed the applicable conversion price during those periods.

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

The Company continues to believe the claims alleged in the actions are without merit and intends to continue to vigorously defend its position in these matters. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of June 30, 2025.

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

Commercial Supplier Settlement
During March 2024, the Company reached a settlement with one of its vendors, in which the Company received $4.0 million in the form of a one-time $2.6 million cash payment due immediately, and $1.4 million in credits with the vendor which could be applied by the Company to future orders from the respective vendor. If the Company does not utilize all of the credits by January 2026, it will receive a one-time cash payment from the vendor for the remaining unused credit balance. During the first quarter of 2024, the Company recognized a $4.0 million reduction to cost of revenue on the condensed consolidated statements of operations and had a receivable of $4.0 million included in Prepaid and other expenses, net on the condensed consolidated balance sheets. Subsequent to December 31, 2024, the Company has collected the remaining outstanding amount.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a tax receivable agreement (the “TRA”) with the former majority shareholder of Array Tech, Inc. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the fair value of the TRA was $7.9 million and $9.1 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$7,707	$8,201	$9,061	$10,363
Payments	—	—	(1,204)	(1,427)
Fair value adjustment	150	503	—	(232)
Ending balance	$7,857	$8,704	$7,857	$8,704

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of June 30, 2025, the Company posted surety bonds in the total amount of $248.5 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

12.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Notes	$320,002	$256,792	$417,525	$311,525
2031 Convertible Notes	334,580	341,443	—	—

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

Other Debt with an aggregate carrying value of $39.3 million, consists of variable and fixed rate obligations. Due to the relative short-term maturity of the fixed rate obligations, the Company believes the carrying value approximates fair value. The carrying value of the variable rate obligations approximates fair value due to the variable nature of the interest rates.

13.    Equity-Based Compensation

2020 Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the 2020 Plan.

Restricted Stock Units
Pursuant to the 2020 Plan, the Company grants time-based restricted stock units (“RSUs”) to employees and members of the Company’s board of directors. The fair value of the RSUs is determined using the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the vesting term of the awards.

RSU activity under the 2020 Plan during the six months ended June 30, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2024	2,648,161	$10.97
Shares granted	2,668,649	6.11
Shares vested	(751,244)	12.53
Shares forfeited	(210,060)	10.49
Outstanding non-vested, June 30, 2025	4,355,506	$7.74

Performance Stock Units
The Company has granted performance-based restricted stock units (“PSUs”) to certain employees. The PSUs cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return compared to a certain index which modifies the number of PSUs that vest. The PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates, and the assigned fair value on grant date is recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather is estimated quarterly and the expense recognition is trued- up accordingly upon any probability to vest revision.

The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the six months ended June 30, 2025 and 2024:

	2025	2024
Volatility	76%	79%
Risk-free interest rate	4.04%	4.62%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the six months ended June 30, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2024	924,241	$12.76
Shares granted	659,773	6.55
Shares vested	—	—
Shares forfeited	(17,859)	14.19
Outstanding non-vested, June 30, 2025	1,566,155	$9.46

For three months ended June 30, 2025 and 2024, the Company recognized $3.9 million and $0.8 million, respectively, in equity-based compensation costs. For six months ended June 30, 2025 and 2024, the Company recognized $6.7 million and $4.8 million, respectively, in equity-based compensation costs. These amounts include equity-based compensation related to RSUs, PSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”). The ESPP, approved by the Compensation Committee in December 2021, allows employees to purchase shares at a 15% discount off the lower of the stock price at the beginning or ending of each six months offering period through payroll deductions. The plan is considered compensatory in nature and the Company began recording equity-based compensation expense in 2022.

At June 30, 2025, the Company had $30.1 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.2 years and 2.5 years, respectively.

14.    Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for interest	$9,370	$6,519	$16,191	$17,819
Cash paid for income taxes	19,379	16,599	17,588	17,001

Non-cash investing and financing activities
Property, plant and equipment acquisitions funded by liabilities	1,746	1,101	1,746	1,101
Preferred Series A dividends and accretion	14,789	13,750	29,232	27,252

15.    Segment Reporting

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

The following tables summarize the financial results by segment during the periods presented (in thousands):

	Three months ended June 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$291,886	$70,357	$362,243
Less:
Product cost (1)	193,620	53,215	246,835
Amortization of developed technology	3,640	—	3,640
Depreciation	578	34	612
Other costs (2)	10,043	3,989	14,032
Gross profit	84,005	13,119	97,124

Total operating expenses	—	—	(50,748)
Total other income, net	—	—	10,503
Income before income taxes			$56,879

Segment assets	1,090,094	452,064	1,542,158
Capital expenditures	6,497	134	6,631
Depreciation and amortization	7,024	2,872	9,896
Interest income	3,600	200	3,800
Interest expense	8,021	747	8,768

	Three months ended June 30, 2024
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$185,160	$70,606	$255,766
Less:
Product cost (1)	97,575	60,634	158,209
Amortization of developed technology	3,640	—	3,640
Depreciation	368	27	395
Other costs (2)	6,271	1,298	7,569
Gross profit	77,306	8,647	85,953

Total operating expenses	—	—	(46,351)
Total other expense, net	—	—	(6,094)
Income before income taxes			$33,508

Segment assets	879,073	772,449	1,651,522
Capital expenditures	1,091	1,040	2,131
Depreciation and amortization	6,413	6,558	12,971
Interest income	3,587	1,195	4,782
Interest expense	8,205	409	8,614

	Six months ended June 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$505,100	$159,506	$664,606
Less:
Product cost (1)	326,960	129,973	456,933
Amortization of developed technology	7,279	—	7,279
Depreciation	1,128	67	1,195
Other costs (2)	20,047	5,600	25,647
Gross profit	149,686	23,866	173,552

Total operating expenses	—	—	(99,892)
Total other income, net	—	—	6,499
Income before income taxes			$80,159

Segment assets	1,090,094	452,064	1,542,158
Capital expenditures	8,711	272	8,983
Depreciation and amortization	13,925	5,542	19,467
Interest income	6,647	472	7,119
Interest expense	15,543	1,260	16,803

	Six months ended June 30, 2024
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$299,541	$109,628	$409,169
Less:
Product cost (1)	154,154	90,786	244,940
Amortization of developed technology	7,279	—	7,279
Depreciation	878	51	929
Other costs (2)	10,838	4,140	14,978
Gross profit	126,392	14,651	141,043

Total operating expenses	—	—	(93,027)
Total other expense, net	—	—	(11,039)
Income before income taxes			$36,977

Segment assets	879,073	772,449	1,651,522
Capital expenditures	3,297	1,230	4,527
Depreciation and amortization	13,525	13,210	26,735
Interest income	5,401	3,061	8,462
Interest expense	16,400	1,154	17,554

(1) Includes 45X benefits realized.
(2) Other is primarily comprised of outbound freight and certain overhead costs. Outbound freight for the three months ended June 30, 2025 and 2024 for Array Legacy Operations was $9.9 million and $6.2 million, respectively. Outbound freight for the six months ended June 30, 2025 and 2024 for Array Legacy Operations was $19.8 million and $10.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, our 2024 Annual Report, as filed as Exhibit 99.2 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2025 (the “June 24, 2025 8-K”), and our other documents on file with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing and investment plans, competitive position, industry and regulatory environment, including potential regulatory reform related to energy credits, uncertainty relating the implementation of tariffs and changes in trade policy, including the reduction or elimination of certain government incentives, ability to provide 100% domestic content trackers, expectations regarding the macroeconomic environment and geopolitical developments, including the effects of tariffs, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” “designed to” or similar expressions and the negatives of those terms.
Our actual results and the timing of events could materially differ from those anticipated in such forward-looking statements as a result of certain risks, uncertainties and other factors, including without limitation: changes in growth or the rate of growth in demand for solar energy projects; factors outside of our control affecting the variability and demand for solar energy, including but not limited to, the retail price of electricity, availability of in-demand components like high voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and solar energy production systems, which makes it difficult to predict our future prospects; competitive pressures within our industry; competition from conventional and renewable energy sources; a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment; a drop in the price of electricity derived from the utility grid or from alternative energy sources; fluctuations in our results of operations across fiscal periods, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations; any increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets, which could make it difficult for customers to finance the cost of a solar energy system and reduce the demand for our products; existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, including as a result of the OBBB (as defined below), which may present technical, regulatory and economic barriers to the purchase and use of solar energy systems and may significantly reduce demand for our products or harm our ability to compete; the interruption of the flow of materials from international vendors, which could disrupt our supply chain, including as a result of the imposition of new and/or additional duties, tariffs and other charges or restrictions on imports and exports; changes in the global trade environment, including the imposition of import tariffs or other import restrictions; geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited to a pandemic, the Ukraine-Russia war, attacks on shipping in the Red Sea, conflict in the Middle East, inflation and interest rates; our ability to convert our orders in backlog into revenue; the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, which could reduce demand for solar energy systems; failure to, or incurrence of significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary right; delays in construction projects and any failure to manage our inventory; significant changes in the cost of raw materials; disruptions to transportation and logistics, including increases in shipping costs; defects or performance problems in our products, which could result in loss of customers, reputational damage and decreased revenue; delays, disruptions or quality control problems in our product development operations; our ability to retain our key personnel or failure to attract additional qualified personnel; additional business, financial, regulatory and competitive risks due to our continued planned expansion into new markets; cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information; a failure to maintain an effective system of integrated internal controls over financial reporting, which may impair our ability to report our financial results accurately; our substantial indebtedness, risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises; changes to laws and regulations, including changes to tax laws and regulations, that are applied adversely to us or our customers, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act (“IRA”) or any repeal thereof; our ability to consummate the APA transaction (as defined below) and to successfully integrate APA (defined below) into our existing operations and realize the anticipated benefits of the acquisition; and other factors described in more detail in the section captioned “Risk Factors” in this Quarterly Report, our 2024 Annual Report, as filed as Exhibit 99.2 to our June 24, 2025 8-K, and our other documents on file with the SEC.

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

Overview
We are a leading global provider of solar tracking technology to utility-scale and distributed generation customers, who construct, develop and operate solar PV sites. With solutions engineered to withstand harsh weather conditions, Array’s high-quality solar trackers, software platforms and field services combine to maximize energy production and deliver value to our customers for the entire lifecycle of a project.

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

Our flagship tracker, DuraTrack®, uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, our largest competitor’s design requires one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent is on a linked-row, single-driving apparatus that rotates a plurality of tracker rows connected by an articulating drive shaft. This patent does not expire until February 5, 2030.

With our acquisition of Soluciones Técnicas Integrales Norland, S.L.U. and its subsidiaries (collectively, “STI”) in January 2022, we added a dual-row tracker design to our product portfolio, the Array STI H250. This tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas.

Our third tracker product, OmniTrack®, which was introduced in September 2022, requires significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain.

Our corporate headquarters are located in Albuquerque, New Mexico. We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the six months ended June 30, 2025, we derived 72% and 28% of our revenues from customers in the U.S. and the rest of the world, respectively. As of June 30, 2025, we had shipped approximately 91 gigawatts of trackers to customers worldwide.

Equity Purchase Agreement with APA Solar
On June 17, 2025, our wholly-owned subsidiary, STINorland USA, Inc. (“STI USA”), entered into a definitive agreement with APA Solar, LLC (“APA”), SunHoldings, LLC ("”SunHoldings”), and the guarantors thereto (such transaction, the “APA Transaction”) to acquire all of the issued and outstanding equity interests of APA, a company that designs, engineers, and manufactures solar racking, mounting and foundation systems. The APA Transaction is expected to close in the third quarter of 2025, subject to certain closing conditions customary for a transaction of this nature.

2.875% Convertible Senior Notes due 2031
On June 27, 2025, we completed a private placement of $345 million in aggregate principal amount of 2.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”), resulting in net proceeds of $334.6 million after deducting initial purchasers’ discounts and offering expenses. The 2031 Convertible Notes were issued pursuant to an indenture, dated June 27, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on July 1, 2031, unless earlier converted redeemed or repurchased. Interest is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

Research and Development
We incur research and development (“R&D”) costs during our process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred prior to a respective product being ready for commercial production. Total engineering expense was $4.5 million and $4.1 million during the three months ended June 30, 2025 and 2024, respectively, of which $2.5 million and $1.8 million were related to R&D activities performed by the Company during the same periods, respectively. Total engineering expense was $8.9 million and $8.3 million during the six months ended June 30, 2025 and 2024, respectively, of which

$4.9 million and $3.7 million were related to R&D activities performed by the Company during the same periods, respectively.

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
•The U.S. interest rate environment. We have had customers delay planned installations or look to renegotiate power purchase agreements to improve project returns based on various rate environments. For example, in anticipation of interest rate reductions and more favorable project financing conditions later in 2024, some customers delayed installations. While the Federal Reserve began lowering interest rates in the second half of 2024, they have remained flat so far in 2025, with varying outlooks on whether additional rate cuts may occur. Customers must weigh this uncertainty in conjunction with other macroeconomic factors when assessing the returns and timing for relevant projects.
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
•Macroeconomic factors. There has been a rapid depreciation of the Brazilian Real in conjunction with existing pricing pressures on energy in the Brazilian market. Due to these dynamics, the economic cases for the power purchase agreements, or PPAs, for many solar projects have become less attractive for our customers. Many of the developers in Brazil of these projects continue to signal delays as they renegotiate the pricing of these PPAs. In addition, our results will also be impacted by tax incentives we can recognize, for example the Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), which will be fully phased out in 2033. As a result, we are focused on reducing costs and better aligning our organization, including the size thereof, in Brazil with the current market conditions.
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

Impact of OBBB
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe previous step-downs in the ITC in past years have influenced the timing and quantity of some customers’ orders. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBB”), which includes changes to the energy tax credits. Specifically, the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. In addition, the OBBB imposes new foreign entity of concern limitations on the ITC before it expires, which could impact the ability of solar facilities to claim the ITC. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed for solar facilities that begin construction after December 31, 2025 that receive material assistance from a prohibited foreign entity. On July 7, 2025, President Trump issued an executive order instructing the U.S. Department of Treasury to issue updated guidance, including on commencement of construction, within 45 days. Customers are navigating short-term uncertainty while the new guidance on commencement of construction is unknown. If these financial benefits vary significantly from our investment assumptions or if the program gets changed or repealed during the current legislative cycle, our business, financial condition, and results of operations could be adversely affected.

The OBBB also extended key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the income tax impact of OBBB on the Company’s future consolidated financial statements.

Section 45X Credit
The Section 45X manufacturing production tax credit applies to eligible components, including torque tube and structural fasteners. We have determined that the statutory definitions for these components (which are reiterated in final regulations) apply to our tracker components. Beginning in late 2023 and continuing through 2024 and into 2025, we have successfully negotiated, and we continue to successfully negotiate, agreements with key suppliers around sharing the economic benefits of section 45X credits associated with torque tube and structural fasteners. We continue to pursue additional agreements for splitting the economic benefits of section 45X with suppliers for parts we do not manufacture internally. In addition, during the second quarter of 2024, we concluded that certain parts manufactured by the Company qualify for the section 45X advanced production credits. Refer to Note 2 – Summary of Significant Accounting Policies in the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion on how we account for these incentives and amounts recognized for the periods presented. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

The OBBB did not modify the phase-out of the section 45X credit or the definitions of eligible components relating to solar trackers; however, the OBBB did impose foreign entity of concern limitations on taxpayers claiming the section 45X credit. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed in taxable years beginning after enactment of the OBBB for eligible components that receive material assistance from a prohibited foreign entity. We are currently analyzing the impact of the foreign entity of concern limitations may have for credits claimed in 2026 and future years.

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

The OBBB increased the domestic content threshold for solar facilities that begin construction after June 16, 2025, to claim the domestic content bonus credit; however, the OBBB did not otherwise amend the requirements for claiming a domestic content bonus credit or the guidance previously issued by the government. It is possible, however, that the Trump Administration may seek to modify the domestic content guidance that was issued by the Biden Administration. We are currently evaluating the potential impact that the increased domestic content threshold may have on our business.

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

Inflation
Inflationary pressures may continue to negatively impact our results of operations in the near-term. To mitigate the inflationary pressures on our business, despite our average selling price (“ASP”) decreasing due to the current deflationary environment for commodities like steel, we have continued to accelerate our productivity initiatives, expanded our supplier base, and continued to execute on our overhead cost containment practices.

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

On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the U.S. Department of Commerce (the “USDOC”) and the U.S. International Trade Commission (“USITC”) seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. On May 20, 2025 the USITC made a final determination that U.S. industry had been materially injured by imports from Malaysia and Vietnam and threatened by imports from Cambodia and Thailand. On June 9, 2025 the USDOC issued AD/CVD orders that took effect on June 16, 2025. The tariff rates under the final determination vary from below 1% to more than 3,400%, depending on the relevant company.

On July 17, 2025, the Alliance for American Solar Manufacturing and Trade, which consists of First Solar, Mission Solar Energy, and Qcells, filed another petition with the USDOC and USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from India, Indonesia, and Laos. The petition alleges margins of 213.96 percent for India, 89.65 percent for Indonesia, and 245.79 to 249.09 percent for Laos. The final determination by the DOC is expected to be made sometime in fall 2026.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the AD/CVD orders on the projects that are also intended to use our products, with such impact being largely out of our control. We have seen a number of projects in our order book delayed as a result of the USDOC investigations, and effective enforcement of the AD/CVD orders could negatively impact our results of operations.

U.S. Trade Policy and Executive Orders
On February 1, 2025, President Trump issued executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025, and on February 3, 2025,

President Trump announced his intention to pause these tariffs on Canada and Mexico for a one-month period. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. On March 3, 2025, the announced 25% tariff on Canadian and Mexican goods took effect and the tariff on Chinese goods was doubled to 20%. On March 12, 2025 tariffs on steel and aluminum increased from 25% to 50% on all steel and aluminum coming from Canada. On April 2, 2025, President Trump introduced tariffs on most countries of a baseline rate of 10%, and individualized rates on some countries of up to 50%. On April 9, 2025, President Trump increased tariffs for Chinese goods to 125% and subsequently to 145%, while the tariffs announced on April 2, 2025, for all other countries, were reduced to a baseline rate of 10% for a period of 90 days. On July 7, 2025, President Trump extended the initial 90-day period for the 10% baseline rate until August 1, 2025 while also announcing increased tariffs for certain countries. These modifications were announced via an executive order on July 31, 2025 and became effective on August 7, 2025.

President Trump also launched a new Section 301 investigation into Brazil’s alleged unreasonable or discriminatory trade practices; initiated a new Section 232 investigation into imports of polysilicon and its derivatives; initiated a new Section 232 investigation into imports of unmanned aircraft systems and their parts and components; and announced a 50% tariff on imports of copper following the conclusion of a Section 232 investigation, effective August 1, 2025. Finally, President Trump has most recently threatened to increase tariffs on imports from Canada to 35% and on imports from Mexico to 30%. Initially, Canada and Mexico were not subject to reciprocal tariffs as they were subject to earlier tariff actions.

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

We also utilize metrics related to price and cost of goods sold per MW, including average selling price and cost per watt (“CPW”). ASP is calculated by dividing total applicable revenues by total applicable MWs, whereas

CPW is calculated by dividing total applicable costs of goods sold by total applicable MWs. These metrics enable us to evaluate trends in pricing, manufacturing cost, and customer profitability.

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

Gross profit may vary from quarter to quarter and is primarily affected by our volume, ASPs, product costs, project mix, customer mix, geographical mix, commodity prices, logistics rates, warranty costs, and seasonality. Gross profit will also be impacted by tax incentives we can recognize, for example ICMS value added tax benefits in Brazil, which will be fully phased out in 2033.

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, provision for credit losses, professional fees, and third party services. The majority of our sales during the six months ended June 30, 2025 and 2024, were in the U.S.; however, we also have a sales presence in Spain, Brazil, South Africa and Australia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

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

Amortization consists of the expense recognized over the expected period of use of our customer relationships, contractual backlog, and STI trade name intangible assets. Amortization related to certain acquired intangible assets is recorded as Total cost of revenue under Amortization of developed technology.

Non-Operating Expenses
Interest income consists of interest earned on our cash and cash equivalents balance.

Interest expense consists of interest and other charges paid in connection with our senior secured credit facility (the “Senior Secured Credit Facility”), which included a $575 million term loan (the “Term Loan Facility”) and includes a $166 million revolving credit facility (the “Revolving Credit Facility”); the 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes” and, together with the 2031 Convertible Notes, the “Convertible Notes”); the 2031 Convertible Notes; and other debt held by our STI Operations (“Other Debt”).

Gain on extinguishment of debts, net consists of the difference between the cash paid and the carrying value of repurchased 2028 Convertible Notes.

We are subject to U.S. federal, state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Reportable Segments
We began reporting our results of operations in two segments: the Array Legacy Operations segment and the acquired STI Operations segment. The segment amounts included in this Item 2. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 15 – Segment Reporting in the accompanying notes to the condensed consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands, except percentages):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Revenue	$362,243	$255,766	$106,477	42%	$664,606	$409,169	$255,437	62%
Cost of revenue
Cost of product and service revenue	261,479	166,173	95,306	57%	483,775	260,847	222,928	85%
Amortization of developed technology	3,640	3,640	—	—%	7,279	7,279	—	—%
Total cost of revenue	265,119	169,813	95,306	56%	491,054	268,126	222,928	83%
Gross profit	97,124	85,953	11,171	13%	173,552	141,043	32,509	23%

Operating expenses
General and administrative	44,954	36,971	7,983	22%	88,899	74,755	14,144	19%
Change in fair value of contingent consideration	150	503	(353)	(70)%	—	(232)	232	100%
Depreciation and amortization	5,644	8,877	(3,233)	(36)%	10,993	18,504	(7,511)	(41)%
Total operating expenses	50,748	46,351	4,397	9%	99,892	93,027	6,865	7%

Income from operations	46,376	39,602	6,774	17%	73,660	48,016	25,644	53%

Interest income	3,800	4,782	(982)	(21)%	7,119	8,462	(1,343)	(16)%
Interest expense	(8,768)	(8,614)	(154)	(2)%	(16,803)	(17,554)	751	4%
Foreign currency gain (loss), net	1,343	(468)	1,811	387%	2,032	(967)	2,999	310%
Gain on extinguishment of debts, net	14,207	—	14,207	100%	14,207	—	14,207	100%
Other expense, net	(79)	(1,794)	1,715	96%	(56)	(980)	924	94%
Total other income (expense), net	10,503	(6,094)	16,597	272%	6,499	(11,039)	17,538	159%

Income before income tax expense	56,879	33,508	23,371	70%	80,159	36,977	43,182	117%
Income tax expense	13,617	7,810	5,807	74%	20,151	9,114	11,037	121%
Net income	$43,262	$25,698	$17,564	68%	$60,008	$27,863	$32,145	115%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands, except percentages):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Revenue
Array Legacy Operations	$291,886	$185,160	$106,726	58%	$505,100	$299,541	$205,559	69%
STI Operations	70,357	70,606	(249)	—%	159,506	109,628	49,878	45%
Total	$362,243	$255,766	$106,477	42%	$664,606	$409,169	$255,437	62%

Gross profit
Array Legacy Operations	$84,005	$77,306	$6,699	9%	$149,686	$126,392	$23,294	18%
STI Operations	13,119	8,647	4,472	52%	23,866	14,651	9,215	63%
Total	$97,124	$85,953	$11,171	13%	$173,552	$141,043	$32,509	23%

Comparison of the three and six months ended June 30, 2025 and 2024

Revenue
Consolidated revenue increased $106.5 million, or 42%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by higher revenue from Array Legacy Operations of 58%.

Array Legacy Operations revenue increased by $106.7 million, or 58%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by an increase of approximately 81% in volume, partially offset by a decrease of approximately 13% in ASPs, reflecting the commodity price decrease at the time when revenue contracts were executed.

Revenue from STI Operations decreased by 0.2 million, or 0.4% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily driven by a decrease of approximately 8% in volume and an increase of approximately 5% in ASPs, partially offset by a favorable foreign currency impact of approximately 3%.

Consolidated revenue increased $255.4 million, or 62%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by higher revenue from Array Legacy Operations of 69% and STI Operations of 45%.

Array Legacy Operations revenue increased by $205.6 million, or 69%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by an increase of approximately 94% in volume, partially offset by a decrease of approximately 13% in ASPs, reflecting the commodity price decrease at the time when revenue contracts were executed.

Revenue from STI Operations increased by $49.9 million, or 45% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by an increase of approximately 63% in volume, partially offset by a decrease of approximately 7% in ASPs and an unfavorable foreign currency impact of approximately 4%.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $95.3 million, or 57%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was in line with higher revenues, partially offset by higher 45X benefits during the quarter.

Consolidated gross profit increased by $11.2 million, or 13%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross margin decreased to 26.8% for the three months ended June 30, 2025, as compared to 33.6% during the same period in the prior year.

Array Legacy Operations gross profit increased by $6.7 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. However, gross margin decreased to 28.8% from 41.8% for the three months ended June 30, 2025 and 2024, respectively. The decrease in gross margin was driven by a 13% decrease in average selling prices, reflecting the commodity price decrease at the time when revenue contracts were executed, and a 7% increase in cost per watt, attributable to higher tariffs and one-time inventory-related charges.

STI Operations gross profit increased by $4.5 million, or 52%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross margin for STI Operations increased to 18.6% from 12.2% for the three months ended June 30, 2025 and 2024, respectively, driven primarily by a 5% increase in average selling prices and a 3% reduction in cost per watt.

Consolidated cost of revenue increased by $222.9 million, or 83%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, in line with higher volume.

Consolidated gross profit increased by $32.5 million, or 23%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross margin decreased to 26.1% for the six months ended June 30, 2025, as compared to 34.5% during the same period in the prior year.

Array Legacy Operations gross profit increased by $23.3 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. However, gross margin decreased to 29.6% from 42.2% for the six months ended June 30, 2025 and 2024, respectively. The decrease in gross margin was driven by a 13% decrease in average selling prices, reflecting the commodity price decrease at the time when revenue contracts were executed, and a 6% increase in cost per watt. In addition, gross margin during the six months ended June 30, 2024, included a one-time benefit of $4.0 million related to a settlement with a supplier, which was recorded as a reduction to Cost of product and service revenue.

STI Operations gross profit increased by $9.2 million, or 63%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross margin for STI Operations increased to 15.0% from 13.4% for the six months ended June 30, 2025 and 2024, respectively, driven primarily by a 7% reduction in ASPs, offset by a 8% reduction in cost per watt.

Operating Expenses
Consolidated general and administrative expenses for the three and six months ended June 30, 2025 increased by $8.0 million, or 22% and increased by $14.1 million, or 19%, respectively, compared to the three and six months ended June 30, 2024. The increase during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to an increase of $5.4 million in personnel-related expenses including favorable one-time adjustments in variable compensation during the three months ended June 30, 2024, $3.1 million in acquisition-related expenses, and decrease of $0.5 million in facility, infrastructure and other costs. The increase during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due an increase of $8.7 million from personnel-related expenses including favorable one-time adjustments in variable compensation during the six months ended June 30, 2024, $3.3 million in acquisition-related expenses, and increase of $2.1 million in facility, infrastructure and other costs.

Change in the fair value of contingent consideration for the three and six months ended June 30, 2025 resulted in a loss of $0.4 million and a gain of $0.2 million, respectively, compared to the three and six months ended June 30, 2024, due to the fair value remeasurement of the TRA liability.

Consolidated depreciation and amortization expense for the three and six months ended June 30, 2025 decreased by $3.2 million and $7.5 million, or 36% and 41%, respectively, compared to the three and six months ended June 30, 2024. The decrease was primarily due to certain assets acquired becoming fully amortized or fully impaired at December 31, 2024.

Other Expense, Net
Other expense, net totaled $0.1 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in both periods was primarily driven by fluctuations in other non-income taxes and miscellaneous income and expense items.

Interest Income
Consolidated interest income for the three and six months ended June 30, 2025 decreased by $1.0 million, or 21%, and $1.3 million, or 16%, respectively, compared to the three and six months ended June 30, 2024, primarily as a result of lower yields on our cash management program.

Interest Expense
Consolidated interest expense for the three and six months ended June 30, 2025 increased by $0.2 million, or 2%, and decreased by $0.8 million, or 4%, respectively, compared to the three and six months ended June 30, 2024, primarily due to changes in interest rates on our variable rate obligations.

Income Tax Expense
Consolidated income tax expense for the three and six months ended June 30, 2025 increased by $5.8 million, or 74%, and $11.0 million, or 121%, respectively, compared to the three and six months ended June 30, 2024. The Company recorded Income tax expense of $13.6 million and $7.8 million for the three months ended June 30, 2025 and 2024, respectively, and $20.2 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively.

Our effective tax rate was 23.9% and 25.1% for the three and six months ended June 30, 2025, respectively, and 23.3% and 24.6% for the three and six months ended June 30, 2024, respectively. The income tax expense for the three and six months ended June 30, 2025 was favorably impacted by additional tax credits recorded during the periods. Additionally, tax expense of $0.1 million and $1.2 million related to equity-based compensation was recorded discretely for the three and six months ended June 30, 2025, respectively.

The income tax expense for the three and six months ended June 30, 2024 was impacted by higher profits in non-US jurisdictions. Additionally, tax expense of $0.1 million and $0.5 million related to equity-based compensation was recorded discretely for the three and six months ended June 30, 2024.

Liquidity and Capital Resources
Cash Flows (in thousands)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$30,782	$51,459
Net cash used in investing activities	(8,983)	(4,488)
Net cash used in financing activities	(12,776)	(4,144)
Effect of exchange rate changes on cash and cash equivalents	5,606	(9,587)
Net change in cash and cash equivalents	$14,629	$33,240

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

As of June 30, 2025, our cash balance was $377.3 million, of which $33.8 million was held outside the U.S., and our net working capital, including cash and cash equivalents, was $570.1 million. We had $133.7 million available to us under our $166 million Revolving Credit Facility.

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

As amended by the Fourth Amendment, the Revolving Credit Facility has total commitments of $166 million and a maturity date of October 14, 2028.

On June 27, 2025, we completed a private placement of $345 million in aggregate principal amount of 2031 Convertible Notes, resulting in net proceeds of $334.6 million after deducting initial purchasers’ discounts and offering expenses. The proceeds were used to repay in full our Term Loan Facility and to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The repurchased 2028 Convertible Notes had a net carrying value of $98.5 million, inclusive of unamortized debt discount, resulting in a gain on extinguishment of debt of approximately $20.1 million.

In connection with the issuance of the 2031 Convertible Notes, we also entered into capped call transactions designed to reduce potential dilution to common stockholders upon conversion of the notes (the “2031 Capped Calls”). These instruments cover approximately 42.5 million shares of common stock, with an initial strike price of $8.12 and a cap price of $12.74 per share, subject to anti-dilution adjustments. These instruments are scheduled to expire on July 1, 2031. The net effect of the 2031 Capped Calls is to raise the conversion price on the 2031 Convertible Notes from $8.12 to $12.74. However, these transactions are separate from the 2031 Convertible Notes and do not affect the terms of the notes or the rights of note holders.

We continually monitor and review our liquidity position and funding needs. Our management believes that our ability to generate operating cash flows in the future and available borrowing capacity under our Senior Secured Credit Facility will be sufficient to meet our future liquidity needs.

Operating Activities
For the six months ended June 30, 2025, cash provided by operating activities was $30.8 million attributable to net income of $60.0 million and $25.1 million of non-cash adjustments, mainly consisting of depreciation and amortization expense and equity-based compensation, partially offset by a net cash outflow of $54.3 million from changes in our operating assets and liabilities.

For the six months ended June 30, 2024, cash provided by operating activities was $51.5 million, of which 61.7 million was generated from net income as adjusted for the impact of non-cash expenses, consisting primarily of depreciation and amortization, amortization of developed technology, and equity-based compensation.

Investing Activities
For the six months ended June 30, 2025 and 2024, net cash used in investing activities was $9.0 million and $4.5 million, respectively, related primarily to the purchase of property, plant and equipment.

Financing Activities
For the six months ended June 30, 2025, cash used in financing activities was $12.8 million. This was primarily driven by a $233.9 million repayment on our Term Loan Facility, $78.4 million repurchase of 2028 Convertible Notes, and $35.1 million premium paid in connection with the purchase of the 2031 Capped Calls, partially offset by an increase of $334.6 million from net proceeds from the issuance of 2031 Convertible Notes, after deducting initial purchasers’ discounts and offering expenses.

For the six months ended June 30, 2024, cash used in financing activities was $4.1 million, driven primarily by a $12.7 million net reduction of Other Debt and $2.2 million in payments on our Term Loan Facility, as well as $1.4 million in TRA payments issued during the six months ended June 30, 2024.

Contractual Obligations and Commitments
Information regarding our debt obligations, lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on form 10-K. Other than as set forth below, there were no material changes in our contractual obligations and commitments as of June 30, 2025.

Equity Purchase Agreement with APA Solar
The APA Transaction is expected to close in the third quarter of 2025, subject to satisfaction of certain closing conditions customary for a transaction of this nature. Under the terms of the equity purchase agreement governing the APA Transaction (the “Purchase Agreement”), our wholly-owned subsidiary, STINorland USA, Inc. (“STI USA”) has agreed to pay a base purchase price of $210,000,000, subject to customary adjustments for cash, net working capital, indebtedness and transaction expenses (the “Purchase Price”). An amount equal to 80% of the Purchase Price will be paid in cash to SunHoldings on the closing date. Subject to the terms and conditions set forth in the Purchase Agreement, an amount equal to 20% of the Purchase Price will be payable to SunHoldings in two equal installments (each, a “Deferred Consideration Installment”) on the first and second anniversaries of the closing date (each, a “Deferred Consideration Anniversary”), subject to certain conditions. Each Deferred Consideration Installment will, at the Company’s election, be paid (i) in cash, (ii) through the issuance of shares of Company common stock, par value $0.001 per share (“common stock”), valued at the closing price on the trading day immediately preceding the applicable Deferred Consideration Anniversary (if any such shares are issued, the “Deferred Consideration Shares”) or (iii) by any combination of the foregoing.

In addition, the Purchase Agreement provides for an earnout pursuant to which SunHoldings may be granted additional shares of the Company’s common stock based upon APA’s achievement of certain financial performance targets during the three-year period ending on the last day of the first fiscal quarter of the Company that ends following the third anniversary of the Closing (the “Earnout Consideration”). The maximum number of shares payable as Earnout Consideration will be determined by dividing $40,000,000 by the volume weighted average price of our common stock for the 10 trading days immediately following the Closing. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90,000,000. The Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained.

The parties’ obligation to complete the APA Transaction is subject to certain closing conditions customary for a transaction of this nature, including, among others: (i) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) absence of any law or order prohibiting the consummation of the APA Transaction or any proceeding by a governmental authority that could reasonably result in an order prohibiting the APA Transaction, (iii) subject to certain materiality thresholds, the accuracy of the representations and warranties made by STI USA, APA and SunHoldings, (iv) material compliance by STI USA, APA and SunHoldings with each of their respective obligations under the Purchase Agreement, and (v) in the case of STI USA, the absence of a material adverse effect on APA.

The Purchase Agreement may be terminated by either STI USA or SunHoldings if the closing has not been consummated by October 15, 2025. The Purchase Agreement may also be terminated in certain other circumstances, including (i) by STI USA or APA if there is a final and nonappealable law or order preventing or otherwise making illegal the consummation of the APA Transaction, (ii) by STI USA, subject to certain cure periods, if APA or SunHoldings is in breach of any of its respective representations, warranties, covenants or agreements under the Purchase Agreement that would cause STI USA’s closing conditions with respect to the accuracy of APA’s or SunHoldings’ representations or compliance with covenants not to be satisfied, (iii) by APA, subject to certain cure periods, if STI USA is in breach of any of its respective representations, warranties, covenants or agreements under the Purchase Agreement that would cause APA’s closing conditions with respect to the accuracy of STI USA’s representations or compliance with covenants not to be satisfied, and (iv) by mutual written consent of STI USA and APA.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, we entered into a Securities Purchase Agreement, pursuant to which we issued 400,000 shares of its Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of our common stock for an aggregate purchase price of approximately $395.4 million.

For more information related to the Series A Shares, see Note 8 – Redeemable Perpetual Preferred Stock, to the accompanying condensed consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 7 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of June 30, 2025, we posted surety bonds in the total amount of approximately $248.5 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates
In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our accounting policies during the three months ended June 30, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2025 that materially affected or were reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Note 11 – Commitments and Contingencies under the heading “Legal Proceedings” of our condensed consolidated financial statements for legal proceedings and related matters, included in this Quarterly Report.

Item 1A. Risk Factors

Except as set forth below and as filed as Exhibit 99.2 to our June 24, 2025 8-K, and to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2024 Annual Report.

Geopolitical, macroeconomic and other market conditions could adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

Geopolitical and macroeconomic developments such as the global or regional economic effects resulting from the current Russia-Ukraine war and ongoing instability in the Middle East (including, but not limited to, the Israel-Iran conflict and disruptions in the transportation of goods through the Suez canal and to shipping in the Red Sea), inflation and related economic curtailment initiatives, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian war or the Middle East instability, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us which could have a negative effect on our business, operating results and financial condition.

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

On February 1, 2025, President Trump issued executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025. On February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for a one-month period. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources exports, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. On March 3, 2025, the announced 25% tariff on Canadian and Mexican goods took effect and the tariff on Chinese goods was doubled to 20%. On March 12, 2025 tariffs on steel and aluminum increased from 25% to 50% on all steel and aluminum coming from Canada. On April 2, 2025, President Trump introduced tariffs on most countries of a baseline rate of 10%, and individualized rates on some countries of up to 50%. On April 9, 2025, President Trump increased tariffs for Chinese goods to 125% and subsequently to 145%, while the tariffs announced on April 2, 2025 for all other countries was reduced to a baseline rate of 10% for a period of 90 days. On July 7, 2025, President Trump extended the initial 90-day period for the 10% baseline rate until August 1, 2025 while also announcing increased tariffs for certain countries. These modifications were announced via an executive order on July 31, 2025 and became effective as of August 7, 2025.

President Trump also launched a new Section 301 investigation into Brazil’s alleged unreasonable or discriminatory trade practices; initiated a new Section 232 investigation into imports of polysilicon and its derivatives; initiated a new Section 232 investigation into imports of unmanned aircraft systems and their parts and components; and announced a 50% tariff on imports of copper following the conclusion of a Section 232 investigation, effective August 1, 2025. Finally, President Trump has most recently threatened to increase tariffs on imports from Canada to 35% and on imports from Mexico to 30%. Initially, Canada and Mexico were not subject to reciprocal tariffs as they were subject to earlier tariff actions.

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

More broadly, President Trump has directed the USDOC, the U.S. Trade Representative (the “USTR”), and other agencies, to review and identify unfair trade practices by other countries and recommend appropriate actions, as well as recommend modifications of AD/CVD laws to further induce compliance by foreign respondents and governments involved in those proceedings. These directives have been issued under the America First Trade Policy and Reciprocal Trade and Tariffs Presidential Memoranda, and the effects on the global trading system can be far-reaching.

In January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. On February 4, 2022, former President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the USTR to conclude agreements with Canada and Mexico on trade in solar products. On July 7, 2022, the U.S. and Canada entered into a non-binding memorandum of understanding in which the U.S. agreed to suspend application of the safeguard tariff to Canadian crystalline silicon photovoltaic cells imported as of February 1, 2022. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products.

Furthermore, starting in July 2018, the U.S. adopted four lists of tariffs (Lists 1,2,3, and 4A) on $550 billion worth of Chinese imports, including, inverters and power optimizers. Products on Lists 1, 2, and 3 are subject to 25% tariffs, while products on List 4A are subject to 7.5% tariffs. On December 16, 2024, the USTR announced that it would increase Section 301 tariffs on polysilicon and wafers to 50% in 2025. At the same time, the USTR implemented 14 tariff exclusions for listed solar cell and wafer manufacturing equipment. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.

On August 18, 2023, the USDOC issued final affirmative determinations of circumvention with respect to certain CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to AD/CVD orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the U.S. during the two-year period prior to June 6, 2024 – which had been authorized by the former President Biden on June 2022 – were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the U.S. on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.

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

On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. On May 20, 2025 the USITC made a final determination that U.S. industry had been materially injured by imports from Malaysia and Vietnam and threatened by imports from Cambodia and Thailand. On June 9, 2025, the USDOC issued AD/CVD orders that took effect on June 16, 2025. The tariff rates under the final determination vary from below 1% to more than 3,400%, depending on the relevant company.

On July 17, 2025, the Alliance for American Solar Manufacturing and Trade, which consists of First Solar, Mission Solar Energy, and Qcells, filed another petition with the USDOC and USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from India, Indonesia, and Laos. The petition alleges margins of 213.96 percent for India, 89.65 percent for Indonesia, and 245.79 to 249.09 percent for Laos. The final determination by the DOC is expected to be made sometime in fall 2026.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the investigation on the projects that are also intended to use our products, with such impact being largely out of our control. We have seen a number of projects in our order book delayed as a result of the USDOC investigations, and effective enforcement of the AD/CVD orders could negatively impact our results of operations.

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

Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives supporting the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or changes to existing regulations, or the passage of time. These reductions, eliminations or expirations could occur without warning. There is no guarantee that such policies and incentives will continue to exist in the current form, if at all. The reduction, elimination or expiration of such incentives could reduce customer demand for our offerings, lead to a loss of customers and potential customer projects, and could harm our business, operating results and cash flows.

While government incentives are intended to encourage investments in new solar projects, the impact the tax credit regime applicable to solar facilities in the U.S. will have on our results of operations is unclear. In particular, the tax credit regime in place prior to the IRA’s enactment provided annual reductions in the applicable credit amount at the beginning of 2023 and 2024 and therefore encouraged customers to acquire our products prior to calendar year-end dates in order to qualify for a higher tax credit available for projects that commenced construction (within the meaning of IRS guidance) prior to those dates. Although the IRA eliminated similar annual reductions for at least ten years, the OBBB reintroduced a termination date of December 31, 2027 unless the project begins construction before July 4, 2026, which could again act as an incentive for taxpayers to construct facilities before a certain date. Additionally, the Trump Administration has issued, and may continue to issue, executive orders that impose restrictions on the IRA or other relevant laws or regulations. We are currently evaluating these executive orders and other related memoranda to determine what, if any, impact they might have on our customers, suppliers, or business and such could have a material adverse impact on our business, financial condition and results of operations.

In addition, if we are unable to meet the foreign entity of concern or domestic content requirements necessary for customers using our tracker products to qualify for the base tax credit or the incremental domestic content bonus credit and our competitors are able to do so, we might experience a decline in sales for U.S. projects. The timing and nature of implementing regulations clarifying the foreign entity of concern requirements as applied to our products remain uncertain. In addition, the Trump Administration could modify the guidance implementing the domestic content bonus credit. Depending on the criteria set forth in those regulations or other guidance, we may not have an adequate supply of tracker products satisfying the requirements, which could put us at a competitive disadvantage relative to suppliers who are able to maintain a more robust domestic supply chain. In addition, compliance with this requirement may increase our production costs. As a result of these risks, the foreign entity of concern and domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations.

Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, since 2015, the U.S. joined, withdrew from, rejoined and then withdrew again from the 2015 Paris Agreement on climate change mitigation following changes in administration among U.S. Presidents Obama, Trump, Biden and Trump. The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives. In addition, there is no certainty regarding how the Trump Administration will implement the OBBB through regulations.

There is no assurance that these governments will continue to provide sufficient incentives and support to the solar industry and that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which could adversely affect demand for our solar products.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 4, 2025, the Company entered into an amendment (“Amendment No. 1”) to the Transition and Separation Agreement, dated June 6, 2024, between the Company and Kurt Wood, our former Chief Financial Officer. Amendment No. 1 provides for Company discretion to make a one-time cash payment in the amount of $20,000, less applicable withholdings, in exchange for the full cancellation of Mr. Wood’s then outstanding and unvested time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs” (the “Company-Initiated Payment”). In connection with the entry into Amendment No. 1, the Company exercised its discretion to make the Company Initiated Payment, and consequently, Mr. Wood’s outstanding and unvested RSUs and PSUs were cancelled effective as of August 4, 2025.

10b5-1 Trading Plans
From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2025, none of our directors or officers adopted, amended or terminated any such plan or trading arrangement.

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
2.1+	Equity Purchase Agreement, dated June 17, 2025, by and among STINorland USA, Inc., Array Technologies, Inc., APA Solar, LLC, SunHoldings, LLC and the Guarantors party thereto.	8-K	6/18/2025	2.1
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2

Number	Exhibit Description	Form	Date	No.
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
4.1	Indenture, dated June 27, 2025, between Array Technologies, Inc. and U.S. Bank Trust Company, National Association	8-K	6/27/2025	4.1
4.2	Form of 2.875% Convertible Senior Note due 2031 (included in Exhibit 4.1).	8-K	6/27/2025	4.2
10.1	Form of Capped Call	8-K	6/27/2025	10.1
10.2	Amendment No. 4 to the Credit Agreement, dated as of May 1, 2025, by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc. as holdings, Goldman Sachs Bank USA, as administrative agent, and the additional lenders party thereto (in such capacities indicated therein)	10-Q	5/6/2025	10.2
10.3*	Amendment No. 1 to Transition and Separation Agreement, dated August 4, 2025, between Array Technologies, Inc. and Kurt Wood
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
+ Certain exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(a)(5) and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	August 7, 2025
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Keith Jennings	Date:	August 7, 2025
H. Keith Jennings
Chief Financial Officer