Form 10-Q
period 2025-09-30
Array Technologies, Inc.
filed 2025-11-05
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 3, 2025, there were 152,747,767 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$221,516	$362,992
Restricted cash	1,587	1,149
Accounts receivable, net of allowance of $8,418 and $4,848, respectively	378,592	275,838
Inventories, net	180,885	200,818
Prepaid expenses and other	83,969	157,927
Total current assets	866,549	998,724

Property, plant and equipment, net	54,664	26,222
Goodwill	245,215	160,189
Other intangible assets, net	244,484	181,409
Deferred income tax assets	17,312	17,754
Other assets	182,937	41,701
Total assets	$1,611,161	$1,425,999

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$231,876	$172,368
Accrued expenses and other	76,583	91,183
Income tax payable	2,479	5,227
Deferred revenue	95,387	119,775
Current portion of contingent consideration	17,666	1,193
Current portion of warranty liability	4,234	2,063
Current portion of debt	22,595	30,714
Other current liabilities	7,669	15,291
Total current liabilities	458,489	437,814

Deferred income tax liabilities	22,042	21,398
Contingent consideration, net of current portion	11,212	7,868
Warranty liability, net of current portion	5,984	4,830
Long-term debt, net of current portion	658,378	646,570
Other long-term liabilities	50,467	18,684
Total liabilities	1,206,572	1,137,164

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	September 30, 2025	December 31, 2024

Commitments and contingencies (Note 12)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 483,112 and 460,920 shares issued as of September 30, 2025 and December 31, 2024, respectively; liquidation preference of $493.1 million at both dates	451,306	406,931

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 152,747,767 and 151,951,652 shares issued at respective dates	152	151
Additional paid-in capital	238,043	297,780
Accumulated deficit	(277,113)	(370,624)
Accumulated other comprehensive loss	(7,799)	(45,403)
Total stockholders’ equity	(46,717)	(118,096)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,611,161	$1,425,999

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$393,491	$231,406	$1,058,097	$640,575
Cost of revenue
Cost of product and service revenue	283,386	149,452	767,161	410,299
Amortization of developed technology and backlog	4,434	3,639	11,713	10,918
Total cost of revenue	287,820	153,091	778,874	421,217
Gross profit	105,671	78,315	279,223	219,358

Operating expenses
General and administrative	52,248	40,149	141,147	114,904
Change in fair value of contingent consideration	1,014	(39)	1,014	(271)
Depreciation and amortization	6,958	8,880	17,951	27,384
Goodwill impairment	—	162,000	—	162,000
Total operating expenses	60,220	210,990	160,112	304,017

Income (loss) from operations	45,451	(132,675)	119,111	(84,659)

Interest income	2,977	4,223	10,096	12,685
Interest expense	(5,046)	(8,264)	(21,849)	(25,818)
Foreign currency (loss) gain, net	(6)	(106)	2,026	(1,073)
Gain on extinguishment of debts, net	—	—	14,207	—
Other income (expense), net	68	(682)	12	(1,662)
Total other income (expense), net	(2,007)	(4,829)	4,492	(15,868)

Income (loss) before income tax expense	43,444	(137,504)	123,603	(100,527)
Income tax expense	9,941	3,850	30,092	12,964
Net income (loss)	33,503	(141,354)	93,511	(113,491)
Preferred dividends and accretion	15,144	14,080	44,375	41,332
Net income (loss) to common shareholders	$18,359	$(155,434)	$49,136	$(154,823)

Income (loss) per common share
Basic	$0.12	$(1.02)	$0.32	$(1.02)
Diluted	$0.12	$(1.02)	$0.32	$(1.02)
Weighted average number of common shares outstanding
Basic	152,727	151,923	152,465	151,691
Diluted	154,090	151,923	153,350	151,691

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$33,503	$(141,354)	$93,511	$(113,491)
Foreign currency translation(1)	888	17,910	37,604	(45,100)
Comprehensive income (loss)	$34,391	$(123,444)	$131,115	$(158,591)
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended September 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2025	476	$436,162	—	$—	152,661	$151	$248,285	$(310,616)	$(8,687)	$(70,867)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	27	1	—	—	—	1
Employee purchase plan	—	—	—	—	60	—	346	—	—	346
Equity-based compensation	—	—	—	—	—	—	4,602	—	—	4,602
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(46)	—	—	(46)
Preferred cumulative dividends plus accretion	7	15,144	—	—	—	—	(15,144)	—	—	(15,144)
Net income	—	—	—	—	—	—	—	33,503	—	33,503
Foreign currency translation	—	—	—	—	—	—	—	—	888	888
Balance at September 30, 2025	483	$451,306	—	$—	152,748	$152	$238,043	$(277,113)	$(7,799)	$(46,717)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Three Months Ended September 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	446	$378,512	—	$—	151,875	$151	$320,379	$(102,367)	$(18,200)	$199,963
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	24	—	—	—	—	—
Employee purchase plan	—	—	—	—	35	—	356	—	—	356
Equity-based compensation	—	—	—	—	—	—	1,704	—	—	1,704
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(12)	—	—	(12)
Preferred cumulative dividends plus accretion	7	14,080	—	—	—	—	(14,080)	—	—	(14,080)
Net loss	—	—	—	—	—	—	—	(141,354)	—	(141,354)
Foreign currency translation	—	—	—	—	—	—	—	—	17,910	17,910
Balance at September 30, 2024	453	$392,592	—	$—	151,934	$151	$308,347	$(243,721)	$(290)	$64,487

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Nine Months Ended September 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	460	$406,931	—	$—	151,952	$151	$297,780	$(370,624)	$(45,403)	$(118,096)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	693	1	—	—	—	1
Employee purchase plan	—	—	—	—	103	—	649	—	—	649
Equity-based compensation	—	—	—	—	—	—	11,217	—	—	11,217
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(539)	—	—	(539)
Purchase of 2031 Capped Calls, net of tax effect	—	—	—	—	—	—	(26,689)	—	—	(26,689)
Preferred cumulative dividends plus accretion	23	44,375	—	—	—	—	(44,375)	—	—	(44,375)
Net income	—	—	—	—	—	—	—	93,511	—	93,511
Foreign currency translation	—	—	—	—	—	—	—	—	37,604	37,604
Balance at September 30, 2025	483	$451,306	—	$—	152,748	$152	$238,043	$(277,113)	$(7,799)	$(46,717)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Nine Months Ended September 30, 2024

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	432	$351,260	—	$—	151,242	$151	$344,517	$(130,230)	$44,810	$259,248
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	632	—	—	—	—	—
Employee purchase plan	—	—	—	—	60	—	853	—	—	853
Equity-based compensation	—	—	—	—	—	—	6,043	—	—	6,043
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,734)	—	—	(1,734)
Preferred cumulative dividends plus accretion	21	41,332	—	—	—	—	(41,332)	—	—	(41,332)
Net income	—	—	—	—	—	—	—	(113,491)	—	(113,491)
Foreign currency translation	—	—	—	—	—	—	—	—	(45,100)	(45,100)
Balance at September 30, 2024	453	$392,592	—	$—	151,934	$151	$308,347	$(243,721)	$(290)	$64,487

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$93,511	$(113,491)
Adjustments to reconcile net income to cash provided by operating activities:
Goodwill impairment	—	162,000
Provision for bad debts	1,001	3,415
Deferred tax expense (benefit)	6,748	(7,279)
Depreciation and amortization	19,923	29,015
Amortization of developed technology and backlog	11,713	10,918
Amortization of debt discount and issuance costs	4,407	4,652
Gain on extinguishment of debts, net	(14,207)	—
Equity-based compensation	11,343	6,851
Change in fair value of contingent consideration	1,014	(271)
Warranty provision	10,290	36
Inventory reserve	3,360	2,481
Other non-cash	(2,017)	—
Changes in working capital, net	(88,941)	(1,933)
Net cash provided by operating activities	58,145	96,394
Investing activities
Purchase of property, plant and equipment	(14,496)	(5,604)
Acquisition, net of cash acquired	(164,916)	—
Retirement/disposal of property, plant and equipment	—	38
Sale of equity investment	—	11,975
Net cash (used in) provided by investing activities	(179,412)	6,409
Financing activities
Proceeds from issuance of other debt	108,659	19,024
Proceeds from issuance of convertible notes	345,000	—
Premium paid on capped call	(35,087)	—
Fees paid on issuance of convertible notes	(10,434)	—
Repayments of other debt	(119,181)	(24,879)
Repayments of term loan facility	(233,875)	(3,225)
Repayments of convertible notes	(78,363)	—
Contingent consideration payments	(1,204)	(1,427)
Other financing	(1,033)	(1,734)
Net cash used in financing activities	(25,518)	(12,241)
Effect of exchange rate changes on cash and cash equivalent balances	5,747	(7,270)
Net change in cash and cash equivalents and restricted cash	(141,038)	83,292

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents, and restricted cash beginning of period	364,141	249,080
Cash and cash equivalents and restricted cash, end of period	$223,103	$332,372

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Array Technologies, Inc. (the “Company”) is a leading global provider of solar tracking technology and fixed-tilt systems to utility-scale and distributed generation customers who construct, develop, and operate solar PV sites, and is headquartered in Albuquerque, New Mexico.

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

On August 14, 2025, the Company acquired 100% of the issued and outstanding equity interests of APA Solar, LLC (“APA”), the terms of which are discussed in Note 3 – Acquisition (the “APA Acquisition”). APA designs, engineers and manufactures solar racking, mounting and foundation systems, and the integration of such systems into the Company’s business model through the APA Acquisition supports the Company’s strategic expansion in the solar energy market and expands its operational footprint. APA is currently reported within the Array Legacy Operations segment.

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

As of September 30, 2025, the Company had an outstanding Vendor Rebate receivable of $42.7 million and $110.6 million included in Prepaid expenses and other and Other assets, respectively. As of December 31, 2024 the Company had an outstanding Vendor Rebate receivable of $115.5 million and zero, included in Prepaid expenses and other and Other assets, respectively.

Inflation Reduction Act 45X Credits
The Company accounts for the 45X Advanced Manufacturing Production Credit established by the IRA, under IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as a reduction to production costs. The tax credit is recorded as a reduction to the Income tax payable on the condensed consolidated balance sheets dated September 30, 2025 and December 31, 2024. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBB”). The OBBB extended key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the income tax impact of OBBB on the Company’s future consolidated financial statements.

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

The Company has not identified any indicators of impairment that would require the Company to test its goodwill for impairment as of September 30, 2025.

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

The Company has not identified indicators of impairment that would require the Company to test its long-lived assets for impairment as of September 30, 2025.

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

Research and Development
The Company incurs research and development costs while researching and developing new products and significant enhancements to existing products. Research and development costs consist primarily of personnel-related costs associated with our internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. Research and development expense was $2.3 million and $1.6 million during the three months ended September 30, 2025 and 2024, respectively, and $7.2 million and $5.3 million during the nine months ended September 30, 2025 and 2024, respectively.

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

In July 2025, the FASB issued a new accounting standard, which provides a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt the new guidance in the first quarter of fiscal year 2026 and does not expect a material impact on its consolidated financial statements upon adoption.

In September 2025, the FASB issued ASU 2025-06, which updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 also requires website-specific development costs to be evaluated under the same framework as other internal-use software and clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360-10. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on our financial statement disclosures.

3.    Acquisition

On August 14, 2025 (the “Closing Date”), the Company, through its indirect wholly owned subsidiary STINorland USA, Inc., a California corporation (“Buyer”), completed the APA Acquisition, pursuant to the terms of the equity purchase agreement, dated as of June 17, 2025, by and among the Company, Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“Seller”) and the guarantors party thereto (as amended, the “Purchase Agreement”). The cash consideration paid was approximately $166.1 million. The Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $20.0 million as of the Closing Date (the “Earnout Consideration”), under which the Seller may receive shares of Company common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the purchase consideration approximates $186.1 million. Subject to the terms and conditions set forth in the Purchase Agreement, the Company has also agreed to pay aggregate deferred purchase price consideration of approximately $40.0 million payable in three installments over a two-year period based on service within five business days after the first and second anniversaries from the Closing Date and as set forth below (the “Deferred Consideration”). Each of the Earnout Consideration and Deferred Consideration are described in more detail below. The Company is currently finalizing the valuation of the acquired assets and liabilities and assessing the related accounting impacts.

The purchase consideration to acquire APA consisted of the following:

Cash consideration paid	166,135
Earn-out	20,007
Purchase consideration	$186,142

Earnout Consideration
The Purchase Agreement includes an earnout provision pursuant to which Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028. The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained.

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of the Closing Date, the Earnout Consideration was estimated to have a fair value of approximately $20.0 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

Deferred Consideration Installments
The Deferred Consideration which will be payable to Seller in three installments (each, a “Deferred Consideration Installment”): (i) within five business days after the first anniversary of the Closing Date, an amount equal to 50% of the Deferred Consideration, (ii) on December 31, 2026, an amount equal to (A) 50% of the Deferred Consideration multiplied by (B) the proportion of the two-year period from the Closing Date to the second anniversary of the Closing Date that has elapsed as of December 31, 2026 and (iii) within five business days after the second anniversary of the Closing Date, an amount equal to the remaining balance of the Deferred Consideration. As more fully described in the Purchase Agreement, the Deferred Consideration Installments are subject to reduction if certain equity holders of Seller cease to be employees of the Company under certain circumstances. Each Deferred Consideration Installment will, at the Company’s election, be paid (i) in cash, (ii) through the issuance of shares of Company common stock, par value $0.001 per share, valued at the closing price on the trading day immediately preceding the applicable Deferred Consideration Anniversary (if any such shares are issued, the “Deferred Consideration Shares”) or (iii) by any combination of the foregoing. As the Deferred Consideration Installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

Purchase Price Allocation
The APA Acquisition was accounted for as a business combination applying ASC 805. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the expected synergies of the combined entities that are expected to be realized from the APA Acquisition. The goodwill is deductible for tax purposes.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the Closing Date:

Preliminary fair value of net assets acquired and liabilities assumed:	Acquisition Date
Cash and cash equivalents	$1,219
Accounts receivable	29,043
Inventories	25,467
Prepaid expenses and other	466
Property, plant and equipment	14,256
Other intangible assets	80,800
Other assets	27,050
Total assets acquired	$178,301

Accounts payable	12,540
Deferred revenue	22,121
Other liabilities	4,079
Other long-term liabilities	26,330
Total liabilities assumed	$65,070

Preliminary fair value of net assets acquired	113,231
Preliminary allocation to goodwill	$72,911

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as the twelve months following the Closing Date). The Company is in the process of specifically identifying the amounts assigned to certain tangible assets and liabilities acquired, identifiable intangible assets, income and non-income based taxes, residual goodwill, and the allocation of goodwill to reporting units, and the Company is in the process of reviewing the related third-party valuation. The amounts recorded as of September 30, 2025 are preliminary, as there was insufficient time between the Closing Date and the end of the period to finalize the analysis. These preliminary estimates are subject to change and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period.

The preliminary purchase price allocation includes $80.8 million of acquired identifiable intangible assets as follows:

	Estimated Fair Value (in USD)	Estimated Weighted Average Useful Life in Years
(in thousands, except useful lives)
Developed technology	$21,800	5
Computer software and other	13,000	5
Customer relationships	34,000	5-9
Backlog	2,000	1
Trade name	10,000	10
Total	$80,800

The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Trade name), and Replacement Cost Method (Developed technology and Computer software and other). The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the APA Acquisition. Direct transaction costs incurred related to the APA Acquisition were $9.1 million and are included in General and administrative expenses in the condensed consolidated statement of operations.

Included in the Company’s condensed consolidated statement of operations from the Closing Date of August 14, 2025 through September 30, 2025 are revenue of $16.9 million and an operating loss of $1.8 million, inclusive of $2.5 million of expenses related to the Deferred Consideration and $1.8 million of amortization expense related to identified intangible assets.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and APA as if the acquisition had occurred on January 1, 2024, after giving effect to certain unaudited pro forma adjustments. The unaudited pro forma adjustments reflected herein include only those adjustments that are directly attributable to the APA Acquisition and factually supportable. The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the APA Acquisition and is not necessarily indicative of the operating results that would have actually occurred had the APA Acquisition been consummated on January 1, 2024. These results are prepared in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$30,793	$41,438	$97,814	$96,048
Net loss	$4,486	$2,206	$6,197	$5,794

Pro forma adjustments (1)	$6,620	$6,998	$19,860	$21,823
(1) Pro forma adjustments represent incremental expenses, net of estimated taxes, resulting from the APA Acquisition, including Deferred Consideration expense, intangible asset amortization, and the impacts of lease re-measurements and increases to the fair value of inventories and property, plant and equipment.

4.    Condensed Consolidated Balance Sheet Details

Inventories, net
Inventories, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$75,144	$60,588
Finished goods	105,741	140,230
Total inventories, net	$180,885	$200,818

The Company values inventory using costing methods that approximate a first-in, first-out (“FIFO”) basis.

Prepaid expenses and other current assets
The following table shows the components of Prepaid expenses and other current assets (in thousands):

	September 30, 2025	December 31, 2024
IRA vendor rebates	$42,742	$115,458
Prepaid taxes	24,088	14,650
Other	17,139	27,819
Total prepaid expenses and other current assets	$83,969	$157,927

Other assets
The following table shows the components of Other assets (in thousands):

	September 30, 2025	December 31, 2024
IRA vendor rebates	$110,593	$—
Other	72,344	41,701
Total other assets	$182,937	$41,701

Contingent consideration
The following table shows the components of contingent consideration (in thousands):

	September 30, 2025	December 31, 2024
Current portion of contingent consideration
TRA	$3,093	$1,193
Earnout Consideration	14,573	—
Total current portion of contingent consideration	$17,666	$1,193

Contingent consideration, net of current portion
TRA	$5,375	$7,868
Earnout Consideration	5,837	—
Total contingent consideration, net of current portion	$11,212	$7,868

5.    Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2025	December 31, 2024
Land	N/A	$1,676	$1,585
Buildings and land improvements	15-39	12,443	9,108
Manufacturing equipment	7	42,748	27,853
Furniture, fixtures and equipment	5-7	6,014	4,287
Vehicles	5	1,324	603
Hardware	3-5	4,669	3,603
Construction in progress	N/A	14,260	3,948
Total		83,134	50,987
Less: accumulated depreciation		(28,470)	(24,765)
Property, plant and equipment, net		$54,664	$26,222

Depreciation expense was $1.6 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, of which $0.8 million and $0.7 million, respectively, was included in Cost of product and service revenue and $0.8 million and $0.6 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

Depreciation expense was $3.8 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively, of which $2.0 million and $1.6 million, respectively, was included in Cost of product and service revenue and $1.8 million and $1.7 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

6.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2025, consisted of the following (in thousands):

	Array Legacy Operations	STI Operations	Total
Beginning balance	$69,727	$90,462	$160,189
Acquisition	72,911	—	72,911
Foreign currency translation	—	12,115	12,115
Ending balance (1)	$142,638	$102,577	$245,215
(1) Goodwill attributable to Array Legacy Operations is net of cumulative impairments of $51.9 million. Goodwill attributable to STI Operations is net of cumulative impairments of $236.0 million.

As discussed in Note 3 - Acquisition, on the Closing Date, the Company acquired APA. A preliminary goodwill balance of $72.9 million was recognized for the excess of the consideration transferred over the net assets acquired. Goodwill resulting from this transaction has not yet been allocated at the reporting unit level. Goodwill will be allocated to the appropriate reporting unit during the measurement period once the Company has completed its analysis of the impact of the acquisition on its reporting units.

The Company tests goodwill for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of its reporting units is less than their carrying value, which would require the Company to perform an interim goodwill impairment test. There were no indicators of impairment as of September 30, 2025.

During the three months ended September 30, 2024, the Company identified indicators of impairment related to the Company’s reporting units. The Company experienced a sustained decline in its stock price, which hit a 52-week low during the quarter, resulting in a decrease in market capitalization. In addition, the Company updated its long-term projections for the Company’s reporting units and further evaluated the execution risk associated with the Company’s projections. The fair value of the Array Legacy Operations and STI Operations reporting units were determined using the income approach and then compared to the Guideline publicly traded companies (“GPC”) marketplace EBITDA multiples to corroborate the fair value of the reporting unit. As the fair value of the STI Operations reporting unit was less than its carrying value, the Company recorded a goodwill impairment charge of $162.0 million related to the STI Operations reporting unit during the third quarter of 2024.

Long Lived Assets
The Company assesses long-lived assets classified as “held and used,” including property, plant and equipment, lease assets and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

As of September 30, 2025, no events or circumstances were noted that would indicate the carrying amount of any of Array Legacy’s Operations or STI Operations assets may not be recoverable.

Other Intangible Assets, Net
Other intangible assets, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2025	December 31, 2024
Amortizable:
Developed technology	5-14	$225,600	$203,800
Computer software and other	3-5	29,040	15,826
Customer relationships	5-10	225,177	179,166
Backlog	1	21,138	16,877
Trade name	10-20	27,142	15,117
Total amortizable intangibles		528,097	430,786
Accumulated amortization:
Developed technology		134,925	123,462
Computer software and other		15,251	14,552
Customer relationships		121,065	102,541
Backlog		19,388	16,877
Trade name		3,284	2,245
Total accumulated amortization		293,913	259,677
Total amortizable intangibles, net		234,184	171,109

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$244,484	$181,409

Amortization expense related to intangible assets was $10.6 million and $11.9 million for the three months ended September 30, 2025 and 2024, respectively, of which $4.4 million and $3.6 million, respectively, was included in Amortization of developed technology and backlog, a component of cost of revenue, and $6.2 million and $8.3 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Amortization expense related to intangible assets was $27.9 million and $36.6 million for the nine months ended September 30, 2025 and 2024, respectively, of which $11.7 million and $10.9 million, respectively, was included in Amortization of developed technology and backlog, a component of cost of revenue, and $16.2 million and $25.7 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of September 30, 2025, is as follows (in thousands):

Amount
Remainder of 2025	$12,863
2026	44,693
2027	38,249
2028	38,249
2029	38,249
Thereafter	61,881
$234,184

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

The Company recorded Income tax expense of $9.9 million and $30.1 million for the three and nine months ended September 30, 2025. The Income tax expense for the three and nine months ended September 30, 2025 was favorably impacted by tax credits recorded during the periods. Additionally, tax expense of zero and $1.2 million related to equity-based compensation was recorded discretely for the three and nine months ended September 30, 2025, respectively.

The Company recorded Income tax expense of $3.9 million and $13.0 million for the three and nine months ended September 30, 2024. The income tax expense for the three and nine months ended September 30, 2024 was favorably impacted by lower profits in non-US jurisdictions and additional tax credits recorded during the period. Additionally, tax expense of zero and $0.5 million related to equity-based compensation was recorded discretely for the three and nine months ended September 30, 2024. No tax benefit was recorded on the goodwill impairment recorded in the nine months ended September 30, 2024, as the goodwill is non-deductible for income tax purposes.

The OBBB, as defined in Note 2 - Summary of Significant Accounting Policies, extended key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is continuing to evaluate the income tax impact of OBBB on the Company’s future consolidated financial statements.

As of September 30, 2025 and 2024, the balance of reserves for uncertain tax positions was $0.7 million and zero, respectively.

8.    Debt

The following table summarizes the Company’s total debt (in thousands):

	September 30, 2025	December 31, 2024
Senior Secured Credit Facility:
Term loan facility	$—	$233,875
Revolving credit facility	—	—
Total secured credit facility	—	233,875

2028 Convertible notes	325,000	425,000
2031 Convertible notes	345,000	—
Other debt	25,598	34,042
Total principal	695,598	692,917
Unamortized discount and issuance costs, total	(14,625)	(15,633)
Current portion of debt	(22,595)	(30,714)
Total long-term debt, net of current portion	$658,378	$646,570

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

As amended by the Fourth Amendment, the Revolving Credit Facility has total commitments of $166 million and a maturity date of October 14, 2028. The Company was in compliance with all applicable covenants under the Credit Agreement as of September 30, 2025.

Term Loan Facility
At December 31, 2024, the outstanding balance on the Term Loan Facility was $233.9 million, presented in the accompanying condensed consolidated balance sheets net of debt discount and issuance costs of $7.9 million. During the second quarter of 2025, the Company repaid in full the remaining balance of the Term Loan Facility using proceeds from the issuance of the 2031 Convertible Notes (as defined below). As a result, the Term Loan Facility was fully extinguished and no longer outstanding as of September 30, 2025. The $5.9 million in unamortized debt discount and issuance costs were written off in connection with the extinguishment and recorded in Gain on extinguishment of debts, net during the nine months ended September 30, 2025.

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility at both September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024 the Company had $20.7 million and $28.0 million, respectively, in standby letters of credit, and $145.3 million and $172.0 million, respectively, available to withdraw against total commitments under the Revolving Credit Facility of $166.0 million and $200.0 million, respectively. The Revolving Credit Facility incurs interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate (each as defined in the Credit Agreement), one half of 1.00% above the Federal Funds Rate (as defined in the Credit Agreement) or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

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

The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The repurchased 2028 Convertible Notes had a net carrying value of $98.5 million, inclusive of unamortized debt discount, resulting in a gain on extinguishment of debt of approximately $20.1 million. This gain is recorded in Gain on extinguishment of debts, net in the Company’s condensed consolidated statements of operations during the nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the principal balance of the 2028 Convertible Notes was $325.0 million and $425.0 million, respectively, with unamortized discount and issuance costs of $4.6 million and $7.5 million, respectively, for a net carrying amount of $320.4 million and $417.5 million, respectively. As of September 30, 2025, the principal balance of the 2031 Convertible Notes was $345.0 million with unamortized issuance costs of $10.0 million, for a net carrying amount of $335.0 million.

Neither the 2028 Convertible Notes nor the 2031 Convertible Notes were convertible during the three and nine months ended September 30, 2025, and none have been converted to date. As the average market price of the Company’s common stock has not exceeded the applicable conversion prices, there was no dilutive impact from either series of Convertible Notes for the three and nine months ended September 30, 2025.

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

In connection with the issuance of the 2031 Convertible Notes, the Company paid $35.1 million to enter into capped calls (the “2031 Capped Calls”). These instruments cover approximately 42.5 million shares of common stock, with an initial strike price of $8.12 and a cap price of $12.74 per share, subject to anti-dilution adjustments. These instruments are scheduled to expire on July 1, 2031. The net effect of the 2031 Capped Calls raises the conversion price on the 2031 Convertible Notes from $8.12 to $12.74. However, the 2031 Capped Calls are separate transactions from the 2031 Convertible Notes and do not affect the terms of the 2031 Convertible Notes nor the rights of the note holders. Upon conversion of the 2031 Convertible Notes, the 2031 Capped Calls are expected to reduce potential dilution by delivering shares of the Company’s common stock (or, at the Company’s election and subject to certain conditions, the cash equivalent value) to the Company.

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

The Company made a tax election to integrate the 2031 Convertible Notes and the 2031 Capped Calls. The accounting impact of this tax election makes the 2031 Capped Calls deductible as original issue discount interest for tax purposes over the term of the note, and as a result, the Company established a Deferred income tax asset of $8.6 million at inception, with an offsetting adjustment to Additional paid-in capital on the consolidated balance sheets.

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

Other Debt
Other debt consists of the debt obligations of STI Operations (“Other Debt”). Interest rates on Other Debt are based on SOFR or EURIBOR plus a spread and range from 2.5% to 6.1% annually. Of the $25.6 million carrying value of the Other Debt balance as of September 30, 2025, $19.0 million is denominated in Euros and $6.6 million is denominated in U.S. dollar. These debt obligations mature between 2025 and 2027.

At September 30, 2025, STI Operations had one note payable with a carrying value of $6.6 million outstanding, which resulted from reverse factoring arrangements with a bank. The note payable is included in the carrying value of Other Debt of $25.6 million and was fully paid by the Company on October 10, 2025.

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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date, which is August 10, 2026, using the effective interest method. Such accretion totaled $7.6 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively, and $22.2 million and $20.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

During the three months ended September 30, 2025 and 2024, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25%, totaling $7.6 million and $7.1 million, respectively. During the nine months ended September 30, 2025 and 2024, such dividends totaled $22.2 million and $20.9 million, respectively. As of September 30, 2025 and December 31, 2024, total accrued and unpaid dividends were $83.1 million and $60.9 million, respectively.

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

10.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Over-time revenue	$317,821	$174,128	$901,988	$508,062
Point in time revenue	75,670	57,278	156,109	132,513
Total revenue	$393,491	$231,406	$1,058,097	$640,575

Contract Balances
The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled receivables (“contract assets”), and deferred revenue (“contract liabilities”) on the condensed consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses, in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. For certain customer contracts, billing can occur in advance of shipment, resulting in contract liabilities. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets and the corresponding amounts recorded in Revenue relate to fluctuations in the timing and volume of billings.

Contract assets consisting of unbilled receivables are recorded within Accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period and consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Unbilled receivables	$118,889	$94,045

The Company also receives advances or deposits from its customers, before revenue is recognized, resulting in contract liabilities. The changes in contract liabilities, recorded within Deferred revenue, relate to advanced orders and payments received by the Company.

Contract liabilities are recorded on a contract-by-contract basis and consisted of the following at the end of each reporting period (in thousands):

	September 30, 2025	December 31, 2024
Deferred revenue	$95,387	$119,775

During the nine months ended September 30, 2025, the Company converted $87.8 million in Deferred revenue to Revenue, which represented 73% of the prior year’s Deferred revenue balance. Included in Deferred revenue as of December 31, 2024 are cash advances for signed contracts that begin several months subsequent to receiving the advance. In addition, Deferred revenue includes paid extended warranty, which can be recognized upon expiration of the warranty.

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

The Company did not recognize any revenue from bill-and-hold arrangements during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company recognized $1.9 million in revenue from one customer under such arrangements.

Remaining Performance Obligations
As of September 30, 2025, the Company had $400.6 million of remaining performance obligations. The Company expects to recognize revenue on 95% of these performance obligations in the next twelve months.

11.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$33,503	$(141,354)	$93,511	$(113,491)
Less: preferred dividends and accretion	15,144	14,080	44,375	41,332
Net income (loss) to common shareholders	$18,359	$(155,434)	$49,136	$(154,823)
Basic:
Weighted average shares	152,727	151,923	152,465	151,691
Income (loss) per share	$0.12	$(1.02)	$0.32	$(1.02)
Diluted:
Effect of restricted stock and performance awards	1,363	—	885	—
Weighted average shares	154,090	151,923	153,350	151,691
Income (loss) per share	$0.12	$(1.02)	$0.32	$(1.02)

Potentially dilutive common shares issuable pursuant to equity-based awards of 720,294 and 1,241,815 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025, respectively, as their effect would have been antidilutive. Since the Company was in a loss position for the three and nine months ended September 30, 2024, basic net loss per share to common shareholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. As such, 3,834,690 shares of common stock equivalents were excluded from the calculation of diluted net loss per share during the three and nine months ended September 30, 2024, as they had an antidilutive effect.

In addition, there were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the nine months ended September 30, 2025 and 2024, as the average market price of the Company’s common stock did not exceed the applicable conversion price during those periods.

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

The Company continues to believe the claims alleged in the actions are without merit and intends to continue to vigorously defend its position in these matters. The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of September 30, 2025.

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

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a tax receivable agreement (the “TRA”) with the former majority shareholder of Array Tech, Inc. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the fair value of the TRA was $8.5 million and $9.1 million, respectively.

The TRA liability is valued using a Monte-Carlo simulation method as of the end of each reporting period. Estimating the amount of payments that may be made under the TRA is by nature imprecise. The significant fair value inputs used to estimate the future expected TRA payments to the former owners include the timing of tax payments, a discount rate, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$7,857	$8,704	$9,061	$10,363
Payments	—	—	(1,204)	(1,427)
Fair value adjustment	611	(39)	611	(271)
Ending balance	$8,468	$8,665	$8,468	$8,665

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Earnout Consideration
As discussed in Note 3 – Acquisition, the Purchase Agreement includes an earnout provision pursuant to which Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028 (the “Earnout Consideration”). The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained.

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of September 30, 2025, the Earnout Consideration was estimated to have a fair value of approximately $20.4 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

The following table summarizes the activity related to the estimated Earnout Consideration liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$—	$—	$—	$—
Additions	20,007	—	20,007	—
Payments	—	—	—	—
Fair value adjustment	403	—	403	—
Ending balance	$20,410	$—	$20,410	$—

The Earnout Consideration liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
As of September 30, 2025, the Company posted surety bonds in the total amount of $227.4 million. The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources.

13.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Notes	$320,367	$288,304	$417,525	$311,525
2031 Convertible Notes	335,012	445,913	—	—

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

Other Debt with an aggregate carrying value of $25.6 million, consists of variable and fixed rate obligations. Due to the relative short-term maturity of the fixed rate obligations, the Company believes the carrying value approximates fair value. The carrying value of the variable rate obligations approximates fair value due to the variable nature of the interest rates.

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

RSU activity under the 2020 Plan during the nine months ended September 30, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2024	2,648,161	$10.97
Shares granted	2,944,857	6.25
Shares vested	(784,833)	12.46
Shares forfeited/canceled	(407,966)	9.91
Outstanding non-vested, September 30, 2025	4,400,219	$7.64

Performance Stock Units
The Company has granted performance-based restricted stock units (“PSUs”) to certain employees. The PSUs generally cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return compared to a certain index which modifies the number of PSUs that vest. PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates, and the assigned fair value on grant date is recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather is estimated quarterly and the expense recognition is trued- up accordingly upon any probability to vest revision.

Certain PSU awards do not yet have a grant date because not all of the performance criteria is known at inception. Until the grant date is established, these awards are remeasured at fair value each reporting period using a Monte Carlo simulation, and the associated expense is recognized and trued up quarterly based on the updated fair value and estimated probability of vesting.

The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the nine months ended September 30, 2025 and 2024:

	2025	2024
Volatility	79%	79%
Risk-free interest rate	3.57%	4.62%
Dividend yield	—%	—%

PSU activity under the 2020 Plan during the nine months ended September 30, 2025, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2024	924,241	$12.76
Shares granted	659,773	8.53
Shares vested	—	—
Shares forfeited/canceled	(57,237)	5.29
Outstanding non-vested, September 30, 2025	1,526,777	$10.61

For three months ended September 30, 2025 and 2024, the Company recognized $4.6 million and $2.0 million, respectively, in equity-based compensation costs. For nine months ended September 30, 2025 and 2024, the Company recognized $11.3 million and $6.9 million, respectively, in equity-based compensation costs. These amounts include equity-based compensation related to RSUs, PSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”). The ESPP, approved by the Compensation Committee in December 2021, allows employees to purchase shares at a 15% discount off the lower of the stock price at the beginning or ending of each six months offering period through payroll deductions. The plan is considered compensatory in nature and the Company began recording equity-based compensation expense in 2022.

At September 30, 2025, the Company had $31.1 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.1 years and 2.4 years, respectively.

15.    Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for interest	$2,168	$11,847	$18,359	$29,666
Cash paid for income taxes	5,364	8,219	22,952	25,220

Non-cash investing and financing activities
Property, plant and equipment acquisitions funded by liabilities	4,545	1,016	4,545	1,016
Contingent consideration	20,007	—	20,007	—
Preferred Series A dividends and accretion	15,144	14,080	44,375	41,332

16.    Segment Reporting

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

The following tables summarize the financial results by segment during the periods presented (in thousands):

	Three months ended September 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$353,374	$40,117	$393,491
Less:
Product cost (1)	233,575	35,572	269,147
Amortization of developed technology and backlog	4,434	—	4,434
Depreciation	845	(67)	778
Other costs (2)	12,393	1,068	13,461
Gross profit	102,127	3,544	105,671

Total operating expenses	—	—	(60,220)
Total other income, net	—	—	(2,007)
Income before income taxes			$43,444

Segment assets	1,211,117	400,044	1,611,161
Capital expenditures	5,211	302	5,513
Depreciation and amortization	9,209	2,960	12,169
Interest income	2,866	111	2,977
Interest expense	4,362	684	5,046

	Three months ended September 30, 2024
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$160,266	$71,140	$231,406
Less:
Product cost (1)	84,474	56,054	140,528
Amortization of developed technology and backlog	3,639	—	3,639
Depreciation	602	—	602
Other costs (2)	5,825	2,497	8,322
Gross profit	65,726	12,589	78,315

Total operating expenses	—	—	(210,990)
Total other expense, net	—	—	(4,829)
Income before income taxes			$(137,504)

Segment assets	898,159	664,945	1,563,104
Capital expenditures	986	91	1,077
Depreciation and amortization	6,903	6,295	13,198
Interest income	3,415	808	4,223
Interest expense	7,734	530	8,264

	Nine months ended September 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$858,474	$199,623	$1,058,097
Less:
Product cost (1)	560,535	165,545	726,080
Amortization of developed technology and backlog	11,713	—	11,713
Depreciation	1,973	—	1,973
Other costs (2)	32,440	6,668	39,108
Gross profit	251,813	27,410	279,223

Total operating expenses	—	—	(160,112)
Total other income, net	—	—	4,492
Income before income taxes			$123,603

Segment assets	1,211,117	400,044	1,611,161
Capital expenditures	13,922	574	14,496
Depreciation and amortization	23,134	8,502	31,636
Interest income	9,513	583	10,096
Interest expense	19,905	1,944	21,849

	Nine months ended September 30, 2024
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$459,807	$180,768	$640,575
Less:
Product cost (1)	238,628	146,840	385,468
Amortization of developed technology and backlog	10,918	—	10,918
Depreciation	1,480	51	1,531
Other costs (2)	16,663	6,637	23,300
Gross profit	192,118	27,240	219,358

Total operating expenses	—	—	(304,017)
Total other expense, net	—	—	(15,868)
Income before income taxes			$(100,527)

Segment assets	898,159	664,945	1,563,104
Capital expenditures	4,283	1,321	5,604
Depreciation and amortization	20,428	19,505	39,933
Interest income	8,816	3,869	12,685
Interest expense	24,134	1,684	25,818

(1) Includes 45X benefits realized.
(2) Other is primarily comprised of outbound freight and certain overhead costs. Outbound freight for the three months ended September 30, 2025 and 2024 for Array Legacy Operations was $12.0 million and $5.7 million, respectively. Outbound freight for the nine months ended September 30, 2025 and 2024 for Array Legacy Operations was $31.8 million and $16.4 million, respectively.

17.    Related Party Transactions

In connection with the acquisition of APA, the Company entered into lease agreements with related parties owned by certain members of APA's management team, which currently govern the occupation and use of two manufacturing facilities and three warehouses in Ohio. Each of the leases expires in 2030, with two five-year renewal options. The Company makes monthly lease payments based on APA's actual rent expense. In addition, the Company is responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue and General and administrative expenses in the accompanying condensed Consolidated statements of operations. Total costs related to these operating lease agreements were $0.4 million for the three and nine months ended September 30, 2025.

Future minimum operating lease payments as of September 30, 2025, are as follows (in thousands):

Operating Leases
2025	$926
2026	2,451
2027	2,531
2028	2,601
2029	2,679
Thereafter	33,898
Total lease payments	45,086
Less: Imputed lease interest	(18,427)
Total lease liabilities	$26,659

18.    Subsequent Events

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

The Company took control of the facility in the fourth quarter of 2025, at which point the NNN term lease commenced and will be accounted for as a finance lease. Future minimum lease payments under the NNN term lease, assuming the Company executes the renewal option, are estimated to be $105.0 million, payable over the expected lease term beginning with the commencement date.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, our 2024 Annual Report, and our other documents on file with the U.S. Securities and Exchange Commission (the “SEC”).

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
Our actual results and the timing of events could materially differ from those anticipated in such forward-looking statements as a result of certain risks, uncertainties and other factors, including without limitation: changes in growth or the rate of growth in demand for solar energy projects; factors outside of our control affecting the variability and demand for solar energy, including but not limited to, the retail price of electricity, availability of in-demand components like high voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and solar energy production systems, which makes it difficult to predict our future prospects; competitive pressures within our industry; competition from conventional and renewable energy sources; a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment; a drop in the price of electricity derived from the utility grid or from alternative energy sources; fluctuations in our results of operations across fiscal periods, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations; any increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets, which could make it difficult for customers to finance the cost of a solar energy system and reduce the demand for our products; existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, including as a result of the OBBB (as defined below), which may present technical, regulatory and economic barriers to the purchase and use of solar energy systems and may significantly reduce demand for our products or harm our ability to compete; the interruption of the flow of materials from international vendors, which could disrupt our supply chain, including as a result of the imposition of new and/or additional duties, tariffs and other charges or restrictions on imports and exports; changes in the global trade environment, including the imposition of import tariffs or other import restrictions; geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited to a pandemic, the Ukraine-Russia war, attacks on shipping in the Red Sea, conflict in the Middle East, inflation and interest rates; our ability to convert our orders in backlog into revenue; the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, which could reduce demand for solar energy systems; failure to, or incurrence of significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary right; delays in construction projects and any failure to manage our inventory; significant changes in the cost of raw materials; disruptions to transportation and logistics, including increases in shipping costs; defects or performance problems in our products, which could result in loss of customers, reputational damage and decreased revenue; delays, disruptions or quality control problems in our product development operations; our ability to retain our key personnel or failure to attract additional qualified personnel; additional business, financial, regulatory and competitive risks due to our continued planned expansion into new markets; cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information; a failure to maintain an effective system of integrated internal controls over financial reporting, which may impair our ability to report our financial results accurately; our substantial indebtedness, risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises; changes to laws and regulations, including changes to tax laws and regulations, that are applied adversely to us or our customers, including our ability to optimize those changes brought about by the passage of the Inflation Reduction Act (“IRA”), the One Big Beautiful Bill Act (“OBBB”), or any amendment or repeal thereof; our ability to successfully integrate APA (defined below) into our existing operations and realize the anticipated benefits or synergies of the acquisition; and other factors described in more detail in the section captioned “Risk Factors” in this Quarterly Report, our 2024 Annual Report, and our other documents on file with the SEC.

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

Overview
We are a leading global provider of solar tracking technology and fixed-tilt systems to utility-scale and distributed generation customers who construct, develop, and operate solar PV sites. With solutions engineered to withstand harsh weather conditions, Array’s high-quality solar trackers, fixed-tilt systems, software platforms, foundation solutions, and field services combine to optimize energy production and deliver value to our customers for the entire lifecycle of a project.

Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases energy production. Solar energy projects that use trackers typically generate more energy and deliver a lower Levelized Cost of Energy than projects that use “fixed tilt” mounting systems, which do not move. Hybrid sites utilizing trackers and fixed-tilt can be utilized to optimize productivity based on the topography, geography, and environment. The vast majority of ground mounted solar systems in the U.S. use trackers.

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

Our corporate headquarters are located in Albuquerque, New Mexico. We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects and to large solar developers, independent power producers and utilities, often under master supply agreements or multi-year procurement contracts. During the nine months ended September 30, 2025, we derived 79% and 21% of our revenues from customers in the U.S. and the rest of the world, respectively. As of September 30, 2025, we had shipped approximately 95 gigawatts of trackers to customers worldwide.

Acquisition of APA Solar
On August 14, 2025 (the “Closing Date”), our wholly owned subsidiary STINorland USA, Inc., a California corporation (“Buyer”), completed the acquisition of 100% of the issued and outstanding equity interests of APA Solar, LLC (“APA”, and such acquisition the “APA Acquisition”), pursuant to the terms of the equity purchase agreement, dated as of June 17, 2025, by and among the Company, Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“Seller”) and the guarantors party thereto (as amended, the “Purchase Agreement”). The cash paid as of the Closing Date was $159.9 million, net of $10.1 million in preliminary and customary purchase price adjustments, which includes $6.2 million to retire debt. For GAAP purposes, the aggregate cash consideration paid was approximately $166.1 million, subject to final post-closing settlement. The Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $20.0 million as of the Closing Date (the “Earnout Consideration”), which is included in the purchase consideration, under which the Seller may receive shares of Company common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the purchase consideration for the APA Acquisition totaled approximately $186.1 million. Subject to the terms and conditions set forth in the Purchase Agreement, the Company has also agreed to pay aggregate deferred purchase price consideration of approximately $40.0 million payable in three installments over a two-year period based on service within five business days after the first and second anniversaries from the Closing Date and as set forth in Note 3 - Acquisition (the “Deferred Consideration”). Each of the Earnout Consideration and Deferred Consideration are described in more detail below. The Company is currently finalizing the valuation of the acquired assets and liabilities and assessing the related accounting impacts.

In connection with the acquisition of APA, the Company entered into lease agreements with related parties owned by certain members of APA's management team, which currently govern the occupation and use of two manufacturing facilities and three warehouses in Ohio. Each of the leases expires in 2030, with two five-year renewal options. The Company makes monthly lease payments based on APA's actual rent expense. In addition, the Company is responsible for the actual insurance costs, tenant improvements required to conduct operations, and real estate taxes.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue and General and administrative expenses in the accompanying condensed Consolidated statements of operations. Total costs related to these operating lease agreements were $0.4 million for the three and nine months ended September 30, 2025.

APA designs, engineers, and manufactures solar racking, mounting and foundation systems, and the integration of such systems into our business model through the acquisition of APA expands our product portfolio to better serve the evolving needs of the solar industry and our customers.

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

Research and Development
We incur research and development (“R&D”) costs during our process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred prior to a respective product being ready for commercial production. Total engineering expense was $4.8 million and $4.4 million during the three months ended September 30, 2025 and 2024, respectively, of which $2.3 million and $1.6 million were related to R&D activities performed by the Company during the same periods, respectively. Total engineering expense was $13.7 million and $12.7 million during the nine months ended September 30, 2025 and 2024, respectively, of which $7.2 million and $5.3 million were related to R&D activities performed by the Company during the same periods, respectively.

Factors Affecting Results of Operations
Project Timing
Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another for any reason may cause our results of operations for a particular period to fall below expectations and make the timing of revenue difficult to forecast. Our end-users’ ability to install solar energy systems can be affected by a number of factors including:

•Weather. Inclement weather can affect our customers’ ability to install their systems, particularly in the northeastern U.S., Europe and Brazil. In addition, weather delays can adversely affect our logistics and operations by causing delays in the shipping and delivery of our materials.
•The U.S. interest rate environment. We have had customers delay planned installations or look to renegotiate power purchase agreements to improve project returns based on various rate environments. For example, in anticipation of interest rate reductions and more favorable project financing conditions later in 2024, some customers delayed installations. While the Federal Reserve began lowering interest rates in the second half of 2024, there are varying outlooks on whether additional rate cuts may occur. Customers must weigh this uncertainty in conjunction with other macroeconomic factors when assessing the returns and timing for relevant projects.
•Availability of necessary equipment. We have a broad portfolio of customer relationships including presence with most Tier 1 utilities in the U.S. Each utility has unique specifications for access to its grid, which is generally not consistent across the industry. As the supply of renewables projects has increased, shortages and long lead-times in the supply of switches, transformers and high voltage breakers used in the interconnection of utility scale solar power plants to the grid, has historically affected the timing and completion of these projects, including for some of our customers.
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

Impact of OBBB
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe previous step-downs in the ITC in past years have influenced the timing and quantity of some customers’ orders. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBB”), which includes changes to the energy tax credits. Specifically, the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. In addition, the OBBB imposes new foreign entity of concern limitations on the ITC before it expires, which could impact the ability of solar facilities to claim the ITC. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed for solar facilities that begin construction after December 31, 2025 that receive material assistance from a prohibited foreign entity. On July 7, 2025, President Trump issued an executive order instructing the U.S. Department of Treasury to issue updated guidance, including on commencement of construction, within 45 days. On August 15, 2025, Treasury and the IRS issued Notice 2025-42 consistent with the executive order, which eliminates the 5% safe harbor for utility-scale solar projects and only allows the physical work test to determine when a project begins construction. If solar developers are unable to satisfy the physical work test, our business, financial condition, and results of operations could be adversely affected.

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

We are continuing to evaluate the potential impact of the imposition of the announced tariffs, and any additional or retaliatory tariffs, to our business and financial condition. The actual impact of the new tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

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

Revenue
We primarily generate revenue from the sale of solar tracking systems, fixed tilt systems, foundation solutions, parts, software, and services. Our customers include EPCs, utilities, solar developers, and independent power producers. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates, and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars.

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

Cost of Revenue and Gross Profit
Cost of product and service revenue consists primarily of product costs, including raw materials, purchased components, net of any incentives or rebates earned from our suppliers, salaries, wages and benefits of manufacturing personnel, freight, tariffs, customer support, product warranty, amortization of developed technology and backlog, and depreciation of manufacturing and testing equipment. Our product costs are affected by (i) the underlying cost of raw materials, including steel and aluminum, (ii) component costs, including electric motors and gearboxes, (iii) technological innovation, and (iv) economies of scale and improvements in production processes and automation. We may experience disruptions to our supply chain and increased material and freight costs. When possible, we modify our production schedules and processes to mitigate the impact of these disruptions and cost increases on our margins. We do not currently hedge against changes in the price of our raw materials.

Gross profit may vary from quarter to quarter and is primarily affected by our volume, ASPs, product costs, project mix, customer mix, geographical mix, commodity prices, logistics rates, warranty costs, and seasonality. Gross profit will also be impacted by tax incentives we can recognize, for example ICMS value added tax benefits in Brazil, which will be fully phased out in 2033.

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, provision for credit losses, professional fees, and third party services. The majority of our sales during the nine months ended September 30, 2025 and 2024, were in the U.S.; however, we also have a sales presence in Spain, Brazil, South Africa and Australia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

Contingent consideration consists of the changes in fair value of the TRA entered into with a former indirect stockholder, concurrent with the acquisition of Array Technologies Patent Holdings Co., LLC by ATI Investment Parent, LLC, as well as the Earnout Consideration associated with the APA Purchase Agreement. The TRA liability and Earnout Consideration were recorded at fair value and subsequent changes in the fair values are recognized in earnings. See Note 12 – Commitments and Contingencies for discussion and analysis of the TRA and Earnout Consideration.

Depreciation consists of costs associated with property, plant and equipment not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel, we may require some additional property, plant and equipment to support this growth resulting in additional depreciation expense.

Amortization consists of the expense recognized over the expected period of use of our Customer relationships, Trade name, and Computer software and other intangible assets. Amortization related to certain acquired intangible assets is recorded as Total cost of revenue under Amortization of developed technology and backlog.

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

Gain on extinguishment of debts, net consists of the difference between the cash paid and the carrying value of repurchased 2028 Convertible Notes and the fully repaid Term Loan Facility.

We are subject to U.S. federal, state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Reportable Segments
We began reporting our results of operations in two segments: the Array Legacy Operations segment and the acquired STI Operations segment. The segment amounts included in this Item 2. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 16 – Segment Reporting in the accompanying notes to the condensed consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands, except percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Revenue	$393,491	$231,406	$162,085	70%	$1,058,097	$640,575	$417,522	65%
Cost of revenue
Cost of product and service revenue	283,386	149,452	133,934	90%	767,161	410,299	356,862	87%
Amortization of developed technology and backlog	4,434	3,639	795	22%	11,713	10,918	795	7%

Total cost of revenue	287,820	153,091	134,729	88%	778,874	421,217	357,657	85%
Gross profit	105,671	78,315	27,356	35%	279,223	219,358	59,865	27%

Operating expenses
General and administrative	52,248	40,149	12,099	30%	141,147	114,904	26,243	23%
Change in fair value of contingent consideration	1,014	(39)	1,053	(2700)%	1,014	(271)	1,285	474%
Depreciation and amortization	6,958	8,880	(1,922)	(22)%	17,951	27,384	(9,433)	(34)%
Goodwill impairment	—	162,000	(162,000)	(100)%	—	162,000	(162,000)	(100)%
Total operating expenses	60,220	210,990	(150,770)	(71)%	160,112	304,017	(143,905)	(47)%

Income (loss) from operations	45,451	(132,675)	178,126	(134)%	119,111	(84,659)	203,770	(241)%

Interest income	2,977	4,223	(1,246)	(30)%	10,096	12,685	(2,589)	(20)%
Interest expense	(5,046)	(8,264)	3,218	39%	(21,849)	(25,818)	3,969	15%
Foreign currency (loss) gain, net	(6)	(106)	100	94%	2,026	(1,073)	3,099	289%
Gain on extinguishment of debts, net	—	—	—	—%	14,207	—	14,207	100%
Other income (expense), net	68	(682)	750	110%	12	(1,662)	1,674	101%
Total other income (expense), net	(2,007)	(4,829)	2,822	58%	4,492	(15,868)	20,360	128%

Income (loss) before income tax expense	43,444	(137,504)	180,948	(132)%	123,603	(100,527)	224,130	(223)%
Income tax expense	9,941	3,850	6,091	158%	30,092	12,964	17,128	132%
Net income (loss)	$33,503	$(141,354)	$174,857	(124)%	$93,511	$(113,491)	$207,002	(182)%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands, except percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Revenue
Array Legacy Operations	$353,374	$160,266	$193,108	120%	$858,474	$459,807	$398,667	87%
STI Operations	40,117	71,140	(31,023)	(44)%	199,623	180,768	18,855	10%
Total	$393,491	$231,406	$162,085	70%	$1,058,097	$640,575	$417,522	65%

Gross profit
Array Legacy Operations	$102,127	$65,726	$36,401	55%	$251,813	$192,118	$59,695	31%
STI Operations	3,544	12,589	(9,045)	(72)%	27,410	27,240	170	1%
Total	$105,671	$78,315	$27,356	35%	$279,223	$219,358	$59,865	27%

Comparison of the three and nine months ended September 30, 2025 and 2024

Revenue
Consolidated revenue increased $162.1 million, or 70%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by higher revenue from Array Legacy Operations of 120%, partially offset by a 44% decline in STI revenue.

Revenue from Array Legacy Operations, inclusive of incremental contributions from APA, increased by $193.1 million, or 120%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by an increase of approximately 122% in volume.

Revenue from STI Operations decreased by $31.0 million, or 44% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by a decrease of approximately 61% in volume and an increase of approximately 39% in ASPs, with a favorable foreign currency impact of approximately 5%.

Consolidated revenue increased $417.5 million, or 65%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by higher revenue from Array Legacy Operations of 87% and STI Operations of 10%.

Revenue from Array Legacy Operations, inclusive of incremental contributions from APA, increased by $398.7 million, or 87%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by an increase of approximately 104% in volume, partially offset by a decrease of approximately 19% in ASPs, reflecting the commodity price decrease at the time when revenue contracts were executed.

Revenue from STI Operations increased by $18.9 million, or 10% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by an increase of approximately 12% in volume.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $134.7 million, or 88%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was in line with higher revenues, partially offset by higher 45X benefits during the quarter.

Consolidated gross profit increased by $27.4 million, or 35%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross margin decreased to 26.9% for the three months ended September 30, 2025, as compared to 33.8% during the same period in the prior year.

Array Legacy Operations gross profit, inclusive of incremental contributions from APA, increased by $36.4 million, or 55%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. However, gross margin decreased to 28.9% from 41.0% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross margin was primarily driven by a 19% increase in cost per watt, attributable to 6% higher tariffs and 13% rising commodities.

STI Operations gross profit decreased by $9.0 million, or 72%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross margin for STI Operations decreased to 8.8% from 17.7% for the three months ended September 30, 2025 and 2024, respectively, driven primarily by a 39% increase in average selling prices and a 54% increase in cost per watt, driven by the mix of services and product sales, net of foreign currency impact.

Consolidated cost of revenue increased by $357.7 million, or 85%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, in line with higher volume.

Consolidated gross profit increased by $59.9 million, or 27%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross margin decreased to 26.4% for the nine months ended September 30, 2025, as compared to 34.2% during the same period in the prior year.

Array Legacy Operations gross profit, inclusive of incremental contributions from APA, increased by $59.7 million, or 31%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. However, gross margin decreased to 29.3% from 41.8% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in gross margin was driven by a 19% decrease in average selling prices, reflecting the commodity price at the time when revenue contracts were executed, and an 11% increase in cost per watt, attributable to 3% higher tariffs and 8% rising commodities. In addition, gross margin during the nine months ended September 30, 2024, included a one-time benefit of $4.0 million related to a settlement with a supplier, which was recorded as a reduction to Cost of product and service revenue.

STI Operations gross profit increased by $0.2 million, or 1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross margin for STI Operations decreased to 13.7% from 15.1% for the nine months ended September 30, 2025 and 2024, respectively, driven primarily by a nominal increase in cost per watt.

Operating Expenses
Consolidated general and administrative expenses, inclusive of APA, for the three and nine months ended September 30, 2025 increased by $12.1 million, or 30% and increased by $26.2 million, or 23%, respectively, compared to the three and nine months ended September 30, 2024. The increase during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to an increase of $6.8 million in personnel-related expenses, $8.5 million in acquisition-related expenses and deferred compensation, and decrease of $3.2 million in other costs. The increase during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due an increase of $12.5 million from personnel-related expenses, $3.0 million from favorable one-time adjustments in variable compensation during the nine months ended September 30, 2024, $11.6 million in acquisition-related expenses and deferred compensation, and a decrease of $0.9 million in other costs.

Change in the fair value of contingent consideration for the three and nine months ended September 30, 2025 resulted in a loss of $1.1 million and a loss of $1.3 million, respectively, compared to the three and nine months ended September 30, 2024. The loss during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was driven by a $0.7 million change in the fair value of the TRA liability and a $0.4 million change in the fair value of the APA Earnout Consideration. The loss during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 driven by a $0.9 million change in the fair value of the TRA liability and a $0.4 million change in the fair value of the APA Earnout Consideration.

Consolidated depreciation and amortization expense, inclusive of APA, for the three and nine months ended September 30, 2025 decreased by $1.9 million and $9.4 million, or 22% and 34%, respectively, compared to the three and nine months ended September 30, 2024. The decrease was primarily due to certain assets acquired becoming fully amortized or fully impaired at December 31, 2024, partially offset by $1.1 million of incremental depreciation and amortization contributed by APA for the three and nine months ended September 30, 2025.

Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2025 and 2024 increased by $0.8 million, or 110%, and $1.7 million, or 101%, respectively, compared to the nine months ended September 30, 2025 and 2024, respectively. The increase in both periods was primarily driven by fluctuations in other non-income taxes and miscellaneous income and expense items.

Interest Income
Consolidated interest income for the three and nine months ended September 30, 2025 decreased by $1.2 million, or 30%, and $2.6 million, or 20%, respectively, compared to the three and nine months ended September 30, 2024, primarily as a result of lower yields on our cash management program.

Interest Expense
Consolidated interest expense for the three and nine months ended September 30, 2025 decreased by $3.2 million, or 39%, and decreased by $4.0 million, or 15%, respectively, compared to the three and nine months ended September 30, 2024, primarily due to reduction of the Company’s outstanding debt and changes in interest rates on our variable rate obligations.

Income Tax Expense
Consolidated income tax expense for the three and nine months ended September 30, 2025 increased by $6.1 million, or 158%, and $17.1 million, or 132%, respectively, compared to the three and nine months ended September 30, 2024. The Company recorded Income tax expense of $9.9 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively, and $30.1 million and $13.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Our effective tax rate was 22.9% and 24.3% for the three and nine months ended September 30, 2025, respectively, and (2.8)% and (12.9)% for the three and nine months ended September 30, 2024, respectively.

No tax benefit was recorded from the goodwill impairment recorded for the three months ended September 30, 2024, as the goodwill is non-deductible for income tax purposes. Our effective tax rate, excluding the impact of the goodwill impairment was 15.7% and 21.1% for the three and nine months ended September 30, 2024.

The income tax expense for the three and nine months ended September 30, 2025 was favorably impacted by tax credits recorded during the periods. Additionally, tax expense of zero and $1.2 million related to equity-based compensation was recorded discretely for the three and nine months ended September 30, 2025, respectively.

The income tax expense for the three and nine months ended September 30, 2024 was favorably impacted by lower profits in non-US jurisdictions and additional tax credits reported during the periods. Additionally, tax expense of zero and $0.5 million related to equity-based compensation was recorded discretely for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$58,145	$96,394
Net cash (used in) provided by investing activities	(179,412)	6,409
Net cash used in financing activities	(25,518)	(12,241)
Effect of exchange rate changes on cash and cash equivalent balances	5,747	(7,270)
Net change in cash and cash equivalents and restricted cash	$(141,038)	$83,292

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

As of September 30, 2025, our cash balance was $221.5 million, of which $34.5 million was held outside the U.S., and our net working capital, including cash and cash equivalents, was $408.1 million. We had $145.3 million available to us under our $166 million Revolving Credit Facility.

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

On June 27, 2025, we completed a private placement of $345 million in aggregate principal amount of 2031 Convertible Notes, resulting in net proceeds of $334.6 million, after deducting initial purchasers’ discounts and offering expenses. The proceeds were used to repay in full our Term Loan Facility and to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The repurchased 2028 Convertible Notes had a net carrying value of $98.5 million, inclusive of unamortized debt discount, resulting in a gain on extinguishment of debt of approximately $20.1 million.

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

Operating Activities
For the nine months ended September 30, 2025, cash provided by operating activities was $58.1 million, attributable to net income of $93.5 million and $53.6 million of non-cash adjustments, mainly consisting of depreciation and amortization expense, gain on extinguishment of debts, net, and equity-based compensation, partially offset by a net cash outflow of $88.9 million from changes in our operating assets and liabilities.

For the nine months ended September 30, 2024, cash provided by operating activities was $96.4 million, attributable to net loss of $113.5 million and $211.8 million of non-cash adjustments, mainly consisting of goodwill impairment, depreciation and amortization, amortization of developed technology and backlog, and equity-based compensation.

Investing Activities
For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was $179.4 million and $6.4 million, respectively, primarily due to acquisition-related expenses and the purchase of property, plant and equipment.

Financing Activities
For the nine months ended September 30, 2025, cash used in financing activities was $25.5 million. This was primarily driven by a $233.9 million repayment on our Term Loan Facility, $119.2 million repayment of Other Debt, $78.4 million repurchase of 2028 Convertible Notes, and $35.1 million premium paid in connection with the purchase of the 2031 Capped Calls, partially offset by an increase of $334.6 million and $108.7 million from net proceeds from the issuance of 2031 Convertible Notes and proceeds from the issuance of Other Debt, respectively, after deducting initial purchasers’ discounts and offering expenses.

For the nine months ended September 30, 2024, cash used in financing activities was $12.2 million. This was primarily driven by a $24.9 million net reduction of Other Debt and $3.2 million in payments on our Term Loan Facility, as well as $1.4 million in TRA payments issued, partially offset by $19.0 million in proceeds from the issuance of Other Debt.

Contractual Obligations and Commitments
Information regarding our debt obligations, lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual

Report on form 10-K. Other than as set forth below, there were no material changes in our contractual obligations and commitments as of September 30, 2025.

APA Acquisition Earnout Consideration and Deferred Consideration
The Purchase Agreement includes provisions providing for the Earnout Consideration and the payment of the Deferred Consideration of approximately $40.0 million. Each of the Deferred Consideration and the Earnout Consideration are described in more detail below.

Earnout Consideration
The Purchase Agreement includes an earnout provision pursuant to which Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028. The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. For a discussion of the accounting of the Earnout Consideration, see “Business Combinations” below.

Deferred Consideration
The Deferred Consideration which will be payable to Seller in three installments (each, a “Deferred Consideration Installment”): (i) within five business days after the first anniversary of the Closing Date, an amount equal to 50% of the Deferred Consideration, (ii) on December 31, 2026, an amount equal to (A) 50% of the Deferred Consideration multiplied by (B) the proportion of the two-year period from the Closing Date to the second anniversary of the Closing Date that has elapsed as of December 31, 2026 and (iii) within five business days after the second anniversary of the Closing Date, an amount equal to the remaining balance of the Deferred Consideration. As more fully described in the Purchase Agreement, the Deferred Consideration Installments are subject to reduction if certain equity holders of Seller cease to be employees of the Company under certain circumstances. Each Deferred Consideration Installment will, at the Company’s election, be paid (i) in cash, (ii) through the issuance of shares of Company common stock, par value $0.001 per share, valued at the closing price on the trading day immediately preceding the applicable Deferred Consideration Anniversary (if any such shares are issued, the “Deferred Consideration Shares”) or (iii) by any combination of the foregoing. As the Deferred Consideration Installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, we entered into a Securities Purchase Agreement, pursuant to which we issued 400,000 shares of its Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of our common stock for an aggregate purchase price of approximately $395.4 million.

For more information related to the Series A Shares, see Note 9 – Redeemable Perpetual Preferred Stock, to the accompanying condensed consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 8 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of September 30, 2025, we posted surety bonds in the total amount of approximately $227.4 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Business Combinations
We completed one business combination for purchase consideration of $186.1 million during the nine months ended September 30, 2025. In accordance with Topic 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and were sensitive to changes in underlying assumptions, estimates and market factors. The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Trade name), and Replacement Cost Method (Developed technology and Computer software and other). The significant fair value inputs used to estimate the fair value of the identifiable intangible assets include a discount rate and revenue and expense projections.

As discussed, the Purchase Agreement includes a provision for the Earnout Consideration. The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The Purchase Agreement provides that, to the extent the issuance of any

Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained.

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of September 30, 2025, the Earnout Consideration was estimated to have a fair value of $20.4 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

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

There have been no material changes to the information previously provided under Item 7A of our 2024 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed the acquisition of APA during the quarter ended September 30, 2025, and are in the process of integrating their operations and internal controls, which we expect to finish within one year of acquisition. In accordance with SEC guidance, our December 31, 2025 assessment of internal controls will exclude APA’s controls because our integration will not be complete by that date.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2025 that materially affected or were reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Note 12 – Commitments and Contingencies under the heading “Legal Proceedings” of our condensed consolidated financial statements for legal proceedings and related matters, included in this Quarterly Report.

Item 1A. Risk Factors

Except as set forth below and to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2024 Annual Report.

We will incur significant transaction costs in connection with the APA integration.
We have incurred and are expected to continue to incur a number of non-recurring costs associated with the APA integration, combining the operations of APA with ours and achieving desired synergies. These costs have been, and will continue to be, substantial. A substantial majority of non-recurring expenses will consist of transaction costs and may include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. We will also incur costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of APA’s business, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

We may be unable to successfully integrate APA’s business into our business or achieve the anticipated benefits or synergies of the APA Acquisition.
Our ability to achieve the anticipated benefits or synergies of the APA Acquisition will depend in part upon whether we can integrate APA’s business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful integration of APA’s business requires an assessment and implementation of several factors, including:

•the ability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the APA Acquisition;

•integrating complex systems, operating procedures, compliance programs, technology, networks and other assets while carrying on our ongoing business in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•managing the expanded operations of a larger and more complex company.

In addition, any potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with APA, including cash costs of integration, may exceed what we currently anticipate. Any one of these factors could result in increased costs, decreases in the amount of anticipated benefits and diversion of management’s attention, which could materially impact our business, financial condition and results of operations. In addition, even following successful integration, the anticipated benefits or synergies of APA may not be realized fully, or at all, or may take longer to realize than expected.

We and APA will be subject to business uncertainties following the acquisition, which could adversely affect our business.
In connection with the acquisition of APA, it is possible that certain persons with whom we or APA have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or APA, as the case may be, as a result of the APA acquisition, which could negatively affect our revenues, earnings and cash flows as well as the market price of our common stock. Also, our and APA’s ability to attract, retain and motivate employees may be impaired for a period of time following the APA acquisition, as current and prospective employees may experience uncertainty about their roles within the Company following the APA acquisition.

We may not be able to implement effective internal controls over financial reporting for the APA business in a timely manner or once implemented, such controls may not operate effectively.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As a privately held company and prior to our acquisition thereof, APA had not been required to implement or maintain disclosure controls and procedures or internal controls over financial reporting that a public company is required to have, implement and maintain. As a result, APA did not have such effective internal controls over financial reporting in place. Under the SEC rules, we have one year from the date of the acquisition of APA to implement such disclosure controls and procedures and internal controls over financial reporting at APA. Although we are developing a plan designed to implement effective disclosure controls and procedures and internal controls over financial reporting at APA, we cannot assure you that such plans will be fully implemented in a timely manner or that we will be able to successfully implement and maintain the effectiveness of such plans by the time management assesses the effectiveness of our internal controls, including APA, for fiscal year 2026. In addition, during the continuation of our integration efforts, we may identify deficiencies in APA’s controls. Any failure to timely implement effective internal controls could result in, among other things, a decline in the market price of our stock, restatement of our consolidated financial statements, or other reputational harm.

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

More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and extended these tariffs to cover imports of derivative steel and aluminum articles on February 2020 under the same legal authority. These tariffs were increased on February 10, 2025, pursuant to two executive orders from President Trump (the “February 2025 Executive Orders”), resulting in across-the-board 25% duties on steel and aluminum imports. Additionally, all previous alternative arrangements, such as complete exemptions, hard quotas, or tariff rate quotas, with trading partners on imports of steel and aluminum products, have been eliminated. The February 2025 Executive Orders also eliminated the system for exclusions, under which thousands of products were allowed to enter the U.S. free of these additional duties and create a process by which additional “derivative” products could be added to the scope of the tariffs by request of the domestic producer.

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

While government incentives are intended to encourage investments in new solar projects, the impact the tax credit regime applicable to solar facilities in the U.S. will have on our results of operations is unclear. In particular, the tax credit regime in place prior to the IRA’s enactment provided annual reductions in the applicable credit amount at the beginning of 2023 and 2024 and therefore encouraged customers to acquire our products prior to calendar year-end dates in order to qualify for a higher tax credit available for projects that commenced construction (within the meaning of IRS guidance) prior to those dates. Although the IRA eliminated similar annual reductions for at least ten years, the OBBB reintroduced a termination date of December 31, 2027 unless the project begins construction before July 4, 2026, which could again act as an incentive for taxpayers to construct facilities before a certain date. On August 15, 2025, Treasury and the IRS issued Notice 2025-42, which eliminates the 5% safe harbor for utility-scale solar projects and only allows the physical work test to determine when a project begins construction. Additionally, the Trump Administration has issued, and may continue to issue, executive orders that impose restrictions on the IRA or other relevant laws or regulations. We are currently evaluating these executive orders and other related memoranda to determine what, if any, impact they might have on our customers, suppliers, or business and such could have a material adverse impact on our business, financial condition and results of operations.

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

Item 6. Exhibits

Number	Exhibit Description	Form	Date	No.
2.1+	Equity Purchase Agreement, dated June 17, 2025, by and among STINorland USA, Inc., Array Technologies, Inc., APA Solar, LLC, SunHoldings, LLC and the Guarantors party thereto.	8-K	6/18/2025	2.1

Number	Exhibit Description	Form	Date	No.
2.2	First Amendment to Equity Purchase Agreement, dated August 14, 2025, by and among STINorland USA, Inc., Array Technologies, Inc., APA Solar, LLC, SunHoldings, LLC and the Guarantors party thereto.	8-K	8/14/2025	2.2
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.1*+	Form of PSU Grant Notice and Award Agreement
10.2*	First Amendment to Exhibit B “Construction Agreement” to Industrial Triple Net Lease, dated July 25, 2024 by and between GDC Sunshine, LLC and Array Tech, Inc.
10.3*+	Second Amendment to Industrial Triple Net Lease, dated September 26, 2024, by and between GDC Sunshine, LLC and Array Tech, Inc.
10.4*+	Third Amendment to Industrial Triple Net Lease, dated October 4, 2025, by and between GDC Sunshine, LLC and Array Tech, Inc.
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

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

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	November 5, 2025
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Keith Jennings	Date:	November 5, 2025
H. Keith Jennings
Chief Financial Officer