Form 10-K
period 2025-12-31
Array Technologies, Inc.
filed 2026-02-25
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on June 30, 2025 was approximately $707,055,499.

Number of Shares of common stock outstanding as of February 23, 2026, — 152,848,992.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology or product developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, including potential regulatory reform related to energy credits, uncertainty relating the implementation of tariffs and changes in trade policy, including the reduction or elimination of certain government incentives, ability to provide 100% domestic content trackers, expectations regarding the macroeconomic environment and geopolitical developments, including the effects of tariffs and changes in trade policy, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” “designed to” or similar expressions and the negatives of those terms.

Our actual results and the timing of events could materially differ from those anticipated in such forward-looking statements as a result of certain risks, uncertainties and other factors, including without limitation: changes in growth or the rate of growth in demand for solar energy projects; factors outside of our control affecting the variability and demand for solar energy, including but not limited to, the retail price of electricity, availability of in-demand components like high-voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and solar energy production systems, which makes it difficult to predict our future prospects; competitive pressures within our industry; competition from conventional and renewable energy sources; a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment; a drop in the price of electricity derived from the utility grid or from alternative energy sources; fluctuations in our results of operations across fiscal periods, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations; any increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets, which could make it difficult for customers to finance the cost of a solar energy system and reduce the demand for our products; existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, including as a result of the One Big Beautiful Bill Act (“OBBB”), which may present technical, regulatory and economic barriers to the purchase and use of solar energy systems and may significantly reduce demand for our products or harm our ability to compete; the interruption of the flow of materials from international vendors, which could disrupt our supply chain, including as a result of the imposition of new and/or additional duties, tariffs and other charges or restrictions on imports and exports; changes in the global trade environment, including the continuation or imposition of import tariffs or other import restrictions; geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited to a pandemic, the Russia-Ukraine war, attacks on shipping in the Red Sea, conflict in the Middle East, changing trade policies, inflation and interest rates; our ability to convert our orders in backlog into revenue; the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, which could reduce demand for solar energy systems; failure to, or incurrence of significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights; delays in construction projects and any failure to manage our inventory; significant changes in the cost of raw materials; disruptions to transportation and logistics, including increases in shipping costs; defects or performance problems in our products, which could result in loss of customers, reputational damage and decreased revenue; delays, disruptions or quality control problems in our product development operations; our ability to retain our key personnel or failure to attract additional qualified personnel; additional business, financial, regulatory and competitive risks due to our continued planned expansion into new markets; cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information; a failure to maintain an effective system of integrated internal controls over financial reporting, which may impair our ability to report our financial results accurately; our substantial indebtedness, risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises; changes to laws and regulations, including changes to tax laws and regulations, that are applied adversely to us or our customers; our ability to successfully integrate APA Solar, LLC (“APA”) into our existing operations and realize the anticipated benefits or synergies of the acquisition; and other factors listed and described in more detail in the “Summary Risk Factors” and “Risk Factors” sections, respectively, of this Annual Report on Form 10-K.

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

Summary Risk Factors
Our business is subject to a number of risks that if realized could materially and adversely affect our business, financial conditions, results of operations, cash flows, and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•we may be unable to successfully integrate APA’s business into our business or achieve the anticipated benefits or synergies of the APA Acquisition (as defined below);
•we may not be able to implement effective internal controls over financial reporting for the APA business in a timely manner or once implemented, such controls may not operate effectively;
•if demand for solar energy projects does not continue to grow or grows at a slower rate than we anticipate, our business will suffer;
•the viability and demand for solar energy are impacted by many factors outside of our control, which makes it difficult to predict our future prospects;
•competitive pressures within our industry may harm our business, results of operations, financial condition and prospects;
•we face competition from conventional and other renewable energy sources;
•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations and cash flow;
•we are dependent on a relatively small number of customers for our sales;
•a drop in the price of electricity sold may harm our business, financial condition, results of operations, or prospects;
•our results of operations may fluctuate across fiscal periods;
•increases in interest rates, or reductions in the availability of tax equity or project debt capital could make it difficult for customers to finance the cost of a solar energy system and could reduce the demand for our products;
•electric utility industry policies and regulations, including any changes or new policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce or delay demand for our products or harm our ability to compete;

•the interruption of the flow of components and materials from international vendors could disrupt our supply chain;
•changes in the global trade environment could adversely affect the amount or timing of our revenues, results of operations or cash flows;
•we may not be able to convert our orders in backlog into revenue;
•the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy could reduce demand for solar energy systems and harm our business;
•if we fail to, or incur significant costs in order to, defend our intellectual property and other proprietary rights, our business and results of operations could be materially harmed;
•if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed;
•we depend upon a number of outside vendors. Our operations could be disrupted if we encounter problems with these vendors;
•delays in construction projects and any failure to manage our inventory could have a material adverse effect on us;
•significant changes in the cost of raw materials could adversely affect our financial performance;
•we are dependent on transportation and logistics providers to deliver our materials and products in a cost-efficient manner;
•defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may experience delays, disruptions or quality control problems in our product development operations;
•if we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth;
•our continued planned expansion into new markets could subject us to additional business, financial, regulatory and competitive risks;
•cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information could harm our business;
•The use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations;
•if we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations;
•If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock;
•our substantial indebtedness could adversely affect our financial flexibility, competitive position and financial condition;
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service our substantial debt;
•We have issued and may in the future issue preferred stock whose terms could adversely affect the voting power or value of our common stock;
•changes to laws and regulations could materially adversely affect our business, financial condition, results of operations and prospects;
v

•Economic, political and market conditions could adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price;
•Our business is subject to the risks of severe weather events, natural disasters and other catastrophic events; and
•We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that may adversely affect our business and financial results.

PART I

Item 1. Business

Overview
We are a leading global provider of solar tracking technology and fixed-tilt systems to utility-scale and distributed generation customers who construct, develop, and operate solar photovoltaic (“PV”) sites. With solutions engineered to withstand harsh weather conditions, Array’s high-quality solar trackers, fixed-tilt systems, software platforms, foundation solutions, and field services combine to optimize energy production and deliver value to our customers for the entire lifecycle of a project.

Our principal products are a portfolio of integrated solar tracking systems comprised of software and hardware that include, for example, component parts such as steel tubing, steel supports, drivelines, center structures, electric motors, motor controller assemblies, bearing assemblies, gearboxes and electronic controllers commonly referred to as a single-axis “tracker.” Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which significantly increases their energy production. Solar energy projects that use trackers typically generate more energy and deliver a lower Levelized Cost of Energy (“LCOE”) than projects that use “fixed tilt” mounting systems, which are stationary. The vast majority of ground mounted solar systems in the U.S. use trackers; however, there are certain situations where fixed-tilt solutions are preferred.

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

With our acquisition of Soluciones Técnicas Integrales Norland, S.L.U., a Spanish private limited liability company, and its subsidiaries (collectively, “STI”) in January 2022, we added a dual-row tracker design to our product portfolio. The Array STI H250 tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas. To offer a comprehensive set of solutions to the growing market, in September 2022, we also introduced a third tracker product, OmniTrack, which requires significantly less grading and civil works permitting prior to installation and accommodates uneven terrain. This suite of products extends our target applications and ability to deliver what we believe are the best utility-scale solar tracker solutions to the market.

APA Acquisition
On August 14, 2025 (the “Closing Date”), our wholly owned subsidiary STINorland USA, Inc., a California corporation (“Buyer”), completed the acquisition of 100% of the issued and outstanding equity interests of APA (the “APA Acquisition”), pursuant to the terms of the equity purchase agreement, dated as of June 17, 2025 (as amended, the “Purchase Agreement”), by and among the Company, Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“Seller”), and the guarantors party thereto. The total purchase consideration for the APA Acquisition totaled approximately $185.4 million.

APA designs, engineers, and manufactures solar racking, mounting and foundation systems. Integrating such systems into our business model through the acquisition of APA expands our product portfolio to better serve the evolving needs of the solar industry and our customers.

Industry Overview
Solar energy has emerged as one of the fastest growing forms of renewable energy and represents one of the most attractive long-term investment opportunities within the global energy transition. Global energy demand is rising as transportation, heating, and industrial processes continue to electrify, while digital infrastructure and artificial intelligence (“AI”)-driven data center expansion further increase power consumption. Solar is positioned to capture a significant share of incremental generation capacity due to its scalability, speed to deploy, and broad geographic applicability. In many regions, solar is one of the lowest-cost sources of new energy generation, making it economically attractive even without policy incentives. This cost advantage continues to drive widespread adoption across distributed generation and utility-scale markets. Despite strong growth in recent years, solar still represents a relatively modest portion of global power generation, providing meaningful runway for continued expansion.

Sales
Our Customers
We sell our products to solar developers, independent power producers, utilities, and EPCs that build solar energy projects, often under master supply agreements or multi-year procurement contracts. Although sales to a single customer may occasionally be greater than 10%, they generally represent multiple projects, each independently financed, for many different end customers who often directly influence or make the decision to use our solar tracking systems.

During the year ended December 31, 2025, we derived 81% and 19% of our revenues from customers in the U.S. and the rest of the world, respectively. From the founding of Array through December 31, 2025, we had shipped more than 96 gigawatts of trackers to customers worldwide.

Our Offerings
Tracker Systems
Large-scale solar energy projects are typically laid out in successive “rows” that form a “block.” A solar array can have dozens of rows with more than 100 solar panels in each row. With a single-axis tracker system, motors and gears cause each row of solar panels to rotate along their north-south axis to continually align the row with the sun throughout the day. Different tracker manufacturers use different approaches to rotate the panels in a row. We have a variety of tracker systems that, depending on the project site characteristics, offer customers a differentiated set of benefits.

DuraTrack® HZ v3
Our flagship product is the DuraTrack® HZ v3 tracker system (“DuraTrack®”), which we launched in May 2015. DuraTrack® is our third-generation single-axis tracker and includes unique patented features such as a patented single-bolt per module mounting system that reduces installation time, a passive wind load mitigation system and a low number of motors and controls per megawatt (“MW”).

Array STI H250
The Array STI H250 tracker system is designed to deliver a favorable LCOE with a robust, dual-row tracker system. The design enables one motor to move up to 120 PV modules making this an efficient utility-scale solar tracking system ideally suited for sites with irregular boundaries, highly angled blocks, or fragmented project areas. During the fourth quarter of 2025, the Company approved a plan to phase out a version of the

H250 product that was not compatible with SmarTrack® in order to focus on a SmarTrack®-compatible version introduced in 2024.

Array OmniTrack
The Array OmniTrack tracker system (“OmniTrack”) delivers all the benefits of our flagship product DuraTrack® — high reliability, durability and performance — with the added benefits of enhanced north/south terrain flexibility and minimized grading. OmniTrack’s flexible design allows for installation on unlevel site terrain, accommodating a greater slope and requiring significantly less grading and civil works, which reduces project costs and improves installation timelines for our customers.

Array SkyLink
The Array SkyLink tracker system (“SkyLink”) features a PV-powered control system that operates independently from the grid. This ensures that solar trackers can still stow during hail or snow accumulation, as detected by Array SmarTrack® Automated Snow Response software and Array SmarTrack® Automated Hail Alert Response software. Additionally, its passive wind stow technology protects solar installations without relying on battery power in low temperatures. SkyLink’s wireless technology reduces the need for wiring and eliminates the need for trenching, which reduces project costs and improves installation timelines for our customers.

Array SmarTrack® Software
Array SmarTrack® is our range of software and control-based products designed to optimize energy production and mitigate the risk of extreme weather events for utility-scale solar sites. Array SmarTrack® Diffuse Weather Response software uses real-time weather data it continuously receives from an on-site global horizontal irradiance sensor to optimize energy capture during cloudy or overcast sky conditions, while Array SmarTrack® Terrain Adaptive Backtracking software adjusts tracker angles to optimize energy production and reduce row-to-row shading during periods of low sun height and on sites with sloping terrain. Array SmarTrack® Automated Hail Alert Response software utilizes reliable third-party weather data, in combination with unique patented algorithms, to identify the optimal position for a solar array in real time to protect the solar investment from the unpredictability of hailstorms and mitigate risk of hail damage to the system. Array SmarTrack® Automated Snow Response incorporates ultrasonic snow sensors to rotate trackers to their maximum stow position to allow snow to slide off the face of the PV modules. This helps to prevent snow accumulation and reduces the effective snow load on the system. Equipped with the Array SmarTrack® controller, the system is designed to adapt to unique site terrain and weather conditions, improving project yield and reducing risks in extreme weather, while simplifying operations and maintenance (“O&M”) practices.

Foundation Solutions
As a result of the APA Acquisition, we strengthened our product portfolio by introducing Array APA Foundation Solutions, a comprehensive range of solar foundation systems designed to support utility-scale solar projects across diverse and challenging soil conditions. This offering includes advanced foundation technologies such as ground screws for rocky soils, helicals for soft soils, c-piles for ideal soils, and ballast for impenetrable soils. Array APA Foundation Solutions not only enhances installation efficiency and reduces overall project costs but also improves long-term reliability and reduces environmental impact.

Racking Solutions
Our racking product portfolio provides solutions for both the fixed‑tilt and tracker markets, with a focus on utility-scale projects. These systems are engineered to perform across a wide range of site conditions. With modular designs engineered for durability, constructability, and compatibility across various project environments, our racking solutions give customers a versatile platform that can be tailored to the unique characteristics of each site.

APA Titan
Array APA Titan features an adaptable solar rack design that allows for flexibility in the field while streamlining installation. Its four-rail design is an excellent solution for areas with high snow loads and large format modules, delivering strength and reliability for utility-scale projects.

APA A-FrameTM Interface
APA A-FrameTM Interface is a dual-post tracker foundation designed for challenging terrain and frost-prone soils. Its patented A-frame design distributes loads efficiently, reducing material requirements and installation depth while mitigating frost heave risk. Compatible with major tracker brands and supporting helical or ground-screw foundations, the system offers up to 30″ of field adjustability for uneven terrain, simplifying installation and reducing grading.

APA Titan DuoTM
APA Titan DuoTM features a 4-rail design for areas with high snow loads and large format modules. Titan DuoTM comes standard with dual ground screws. Its two-high module configuration reduces the number of foundation posts and overall material requirements, streamlining installation and lowering costs.

Services
Array’s Field Services and Customer Training programs are engineered to meet the unique needs of utility-scale solar projects, O&M partners, solar site developers, and EPCs. They unlock new levels of productivity with our bespoke service and training packages that include a variety of features that focus on optimizing installation practices. Additionally, they can help reduce operational downtime and increase productivity and quality in the field, resulting in effective and efficient solar site installation and operation.

Markets
Product Roadmap
Our products reflect the innovation focus and engineering capabilities of our people. Our global product roadmap is rooted in delivering value to the customer, differentiated products and services and creating new market offerings.

We have introduced several platforms of our solar tracker system, and each new version has delivered significant value and performance improvements over the prior version. We continue to further develop to further develop the next generation of tracker technology, with an aim to deliver value to our customers by improving performance, reliability, and cost of ownership. This is evident in our current tracker portfolio and will continue to be at the forefront of tracker design and development.

We regularly introduce improvements and additional functionality to our Array SmarTrack® software, including unique positioning algorithms designed to optimize energy production from blocks that use bi-facial panels, pre-positioning instructions based on weather forecasts and enhanced site-specific adaptability, while making cybersecurity enhancements.

Sales and Marketing Strategy
Our sales and marketing strategy is to educate significant influencers and stakeholders involved in building, owning and maintaining a solar energy project on the merits of our products generally and their low lifetime cost of ownership specifically. With the objective of making our products the preferred tracker systems globally, we educate customers and influencers through a combination of direct sales efforts; commissioning independent, third-party studies; hosting training seminars; and sponsoring industry conferences and events.

We take a “360-degree” approach to selling, working with solar developers, independent power producers, utilities, and EPCs in each of the countries where we operate. Our products are actively sold in the United States (“U.S.”), across North America, Latin America, Europe, the Middle East, Asia, and Australia.

Training and Customer Support
We offer our customers engineering expertise to design and deliver the optimal solution for each unique project, including installation training services and dedicated project management to provide comprehensive technical support.

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

Competition
Trackers are highly specialized products that are specific to the solar industry. The unique expertise required to design trackers, and customers’ reluctance to try unproven products, have confined the number of firms that produce trackers to a relatively small group. Our principal tracker competitors include Nextpower Inc. (f/k/a Nextracker, Inc.), PV Hardware and GameChange Solar. We also compete with manufacturers of fixed-tilt mounting systems and engineered foundations, including UNIRAC, Inc. and Terrasmart (f/k/a RBI Solar Inc.), a subsidiary of Gibraltar Industries, Inc. We compete based on product performance and features, total cost of ownership (usually measured by LCOE), reliability and duration of product warranty, sales and distribution capabilities and training and customer support.

Resources
Manufacturing
In the U.S., we operate an approximately 283,000 square foot manufacturing facility in Albuquerque, New Mexico. Our manufacturing process is designed to meet four objectives: (i) limit capital intensive and low value-added activities that can be outsourced to other companies; (ii) minimize labor content where possible; (iii) minimize the amount of assembly our customers will be required to do at the site; and (iv) minimize material movement both from vendors to us and inside our factory. In connection with the APA Acquisition, the Company has lease agreements for offices, manufacturing facilities and warehouses located in Ohio and Connecticut. Of these lease agreements, five are with related parties owned by certain members of APA’s management team.

In May 2024, we entered into a triple-net lease for a new manufacturing and office facility located in Bernalillo County, New Mexico, which includes approximately 176,000 square feet of manufacturing space and approximately 40,000 square feet of office and laboratory space. We took control of the facility in the fourth quarter of 2025 and construction is expected to be completed in March 2026. We expect to commence production at the facility in the first half of 2026.

Internationally, with our STI Operations reporting segment, we have approximately 67,000 and 610,000 square feet of manufacturing and warehouse facilities in Spain and Brazil, respectively. These locations support manufacturing and assembly of component parts for both local and international markets.

We produce and/or assemble module clamps, center structures, and motor controller assemblies at our Albuquerque facility. We have entered into outsourcing contracts for steel tubing, steel supports, drivelines, bearing assemblies, gearboxes, electric motors and electronic controllers that ship directly from our suppliers to job sites or designated warehouses. By using vendors, we are able to drop-ship products directly to our customers’ sites, which improves working capital turnover, quality and inventory management.

While we have historically maintained certain levels of supplies and inventories manufactured by outside vendors, we have the capability to manufacture internally some of these products at our principal manufacturing facility located in Albuquerque, New Mexico. Additionally, we have identified certain alternative vendors for efficiency and redundancy purposes.

We believe our Array Legacy Operations (as defined below) segment’s status as a U.S.-based company with domestic manufacturing reduces the potential impact of U.S. government tariffs or other U.S. government regulatory actions taken against, products manufactured in foreign countries and imported into the U.S.

Research and Development
We devote resources to research and development (“R&D”) with the objective of developing innovative new products and services that enhance system performance, improve product reliability, reduce product cost and simplify installation. Our development strategy is to identify features that bring value to our customers and differentiate us from our competitors. We strive to address customer pain points and needs. We measure the effectiveness of our R&D using a number of metrics, beginning with a market requirements definition, which includes a program budget, financial payback, resource requirements, and time required to launch the new product, system, or service into the market. We employ a stringent engineering phase gate review process that ensures all R&D programs meet their stated objectives from inception to deployment.

We have a strong R&D team with significant experience in solar energy as well as expertise in mechanical engineering, software engineering, civil engineering, and systems/control engineering. As needed, we collaborate with academic institutions, national laboratories and consultants, to further enhance our capabilities and confirm results independently.

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2025, we had 74 issued U.S. patents, 174 issued non-U.S. patents and 216 U.S. and non-U.S. patent applications pending. Similarly, we have 162 registered U.S. and foreign trademarks and 99 U.S. and foreign pending trademark applications. Our U.S. issued patents are scheduled to expire between 2030 and 2045.

We rely on appropriate security and confidentiality measures to safeguard our interests with respect to trade secrets and other proprietary know-how that is not patented (for example, certain manufacturing processes, test equipment designs, algorithms, and procedures, which are not covered by patents or patent applications).

Our R&D employees are subject to confidentiality and proprietary information agreements with us, which include appropriate confidentiality provisions and invention assignment provisions. However, such individuals could breach the terms of such agreements and it could be difficult and costly for us to enforce these agreements. In addition, these agreements may not have been properly entered into on every occasion with the applicable employee.

Seasonality
Project construction activity in North America and Europe tends to be lower in colder months. The installation of a solar tracker requires setting foundations in the ground which is more costly when the ground is frozen. Accordingly, we typically expect to see higher revenues in the second and third quarters when the weather is warmer in the northern hemisphere and lower revenues in the first and fourth quarters when the weather is colder absent other factors. While we expect this seasonality will continue to impact us in the near term as a large portion of our business is in North America and Europe, we expect to see less pronounced seasonal variations as we grow our business in markets in the southern hemisphere.

Historically, our revenue has been impacted by seasonality related to the Federal Investment Tax Credit (“ITC”) step-downs for solar energy projects and seasonal construction activity, but with the passage of the Inflation Reduction Act (“IRA”) in August 2022, the base ITC was raised to 30%, with no step-downs before 2032.

On July 4, 2025, President Trump signed into law the OBBB, which included changes to the energy tax credits. Specifically, the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. On August 15, 2025, the U.S. Department of Treasury (“Treasury”) and the IRS issued Notice 2025-42 consistent with the executive order, which eliminates the 5% safe harbor for utility-scale solar projects and only allows the physical work test to determine when a project begins construction.

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

Government Incentives
Government incentives play a significant role in the solar industry and can materially affect market demand, project economics and the overall growth of our business. Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications, wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended on the availability and size of government incentives supporting the use of renewable energy.

The IRA made significant changes to the tax credit regime that applies to solar facilities. As a result of changes made by the IRA, U.S. taxpayers generally are entitled to a 30% ITC for projects placed in service after 2021, increased to 40% if certain “domestic content” requirements are satisfied, subject, in each case, to an 80% reduction to the credit amount if certain prevailing wage and apprenticeship requirements are not satisfied or deemed satisfied (either because the project has a net output of less than 1 MW or because construction begins before January 29, 2023). The IRS issued Notice 2023-38 in May of 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties existed under this guidance, such as how to obtain the direct labor and materials costs to compute the domestic content percentage and how to define manufactured product components associated with trackers. In May of 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. On January 16, 2025, the IRS released Notice 2025-08, modifying Notice 2023-38 and Notice 2024-41 as well as introducing an updated elective safe harbor method for use in lieu of provisions of the adjusted percentage rule provided in Notice 2023-38 for calculating the domestic content bonus credit amounts applicable for certain qualified facilities and energy projects. Notice 2024-41 and Notice 2025-08 and the updated definitions described therein clarified certain pre-existing uncertainty in the industry, but also introduced new uncertainties. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity.

The OBBB increased the domestic content threshold for solar facilities that begin construction after June 16, 2025 to claim the domestic content bonus credit, however, the OBBB did not otherwise amend the requirements for claiming a domestic content bonus credit or the guidance previously issued by the government. As domestic content guidance is not a final rule, it could be further modified by the Trump Administration.

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

In the case of projects which started construction after January 1, 2025, each of the ITC and PTC were replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard in order to qualify for the credits (solar is considered an eligible technology and automatically qualifies). Prior to modification under the OBBB, this new credit regime under the IRA applied to projects that began construction prior to the end of 2033 (and possibly later), at which point the credits would have become subject to a phase-out schedule.

While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe previous step-downs in the ITC in past years have influenced the timing and quantity of some customers’ orders. On July 4, 2025, President Trump signed into law the OBBB, which included changes to the energy tax credits. Specifically, the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. In addition, the OBBB imposes new foreign entity of concern limitations on the ITC before it expires, which could impact the ability of solar facilities to claim the ITC. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed for solar facilities that begin construction after December 31, 2025 that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released clarifying methods for calculating material assistance from a prohibited foreign entity and requesting comments.

On July 7, 2025, President Trump issued an executive order instructing Treasury to issue updated guidance, including on commencement of construction, within 45 days. On August 15, 2025, Treasury and the IRS issued Notice 2025-42 consistent with the executive order, which eliminates the 5% safe harbor for utility-scale solar projects and only allows the physical work test to determine when a project begins construction. If solar developers are unable to satisfy the physical work test prior to certain deadlines, our business, financial condition, and results of operations could be adversely affected.

The Company expects certain tax provisions of the OBBB, including the reinstatement of 100% bonus depreciation for qualified property and the immediate expensing of U.S.-based R&D activities, to reduce our 2025 taxable income. These accelerated deductions are expected to lower current‑year cash taxes and improve near-term operating cash flows. The favorable impact primarily represents a timing difference. As assets subject to bonus depreciation become fully depreciated and as expensed R&D activities normalize, we expect cash taxes to increase in future periods. The Company continues to evaluate additional guidance expected to be issued by Treasury related to OBBB.

The section 45X advanced manufacturing production tax credit was established as part of the IRA. The section 45X credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The section 45X manufacturing production tax credit applies to eligible components, including torque tube and structural fasteners. Beginning in late 2023 and continuing through 2024 and 2025, we have successfully negotiated, and we continue to successfully negotiate, agreements with key suppliers around sharing the economic benefits of section 45X credits associated with torque tube and structural fasteners. We continue to pursue additional agreements for splitting the economic benefits of section 45X with suppliers for parts we do not manufacture internally. In addition, during the second quarter of 2024, we concluded that certain parts manufactured by the Company qualify for the section 45X advanced production credits.

The OBBB did not modify the phase-out of the section 45X credit or the definitions of eligible components relating to solar trackers; however, the OBBB did impose foreign entity of concern limitations on taxpayers claiming the section 45X credit. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed in taxable years beginning after enactment of the OBBB for eligible components that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released that further clarified methods for calculating material assistance, and included a request for comments by March 30. We anticipate forthcoming Treasury proposed rule will further clarify the potential impact of the foreign entity of concern limitations may have for credits claimed in 2026 and future years.

Human Capital
We believe our success depends on our ability to attract and retain outstanding employees at all levels of our business. As of December 31, 2025, we had approximately 1,200 full-time employees, of which approximately 66% are located in the U.S., while the other 34% are located throughout the world in Europe, the Middle East, Asia, Latin America, Australia, and Africa. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

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

Available Information
We maintain a website at www.arraytechinc.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to the APA Acquisition
We may be unable to successfully integrate APA’s business into our business or achieve the anticipated benefits or synergies of the APA Acquisition.
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

•integrating complex systems, operating procedures, compliance programs, technology, networks and other assets while carrying on our ongoing business in a manner that reduces any adverse impact on customers, suppliers, employees and other constituencies; and

•managing the expanded operations of a larger and more complex company.

In addition, any potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with the APA Acquisition, including cash costs of integration, may exceed what we currently anticipate. Any one of these factors could result in increased costs, decreased benefits and diversion of management’s attention, which could materially impact our business, financial condition and results of operations. In addition, even following successful integration, the anticipated benefits or synergies of the APA Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

We will incur significant transaction costs in connection with the integration of APA’s business into our business.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with the integration of APA’s business into our business, combining the operations of APA with ours and achieving desired synergies. These costs have been, and will continue to be, significant. A substantial majority of non-recurring expenses will consist of transaction costs and may include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. We will also incur costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of APA’s business, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

We and APA will be subject to business uncertainties following the APA Acquisition, which could adversely affect our business.
In connection with the APA Acquisition, it is possible that certain persons with whom we or APA have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or APA, as the case may be, as a result of the APA Acquisition, which could negatively affect our revenues, earnings and cash flows as well as the market price of our common stock. In addition, our and APA’s ability to attract, retain and motivate employees may be impaired for a period of time following the APA Acquisition, as current and prospective employees may experience uncertainty about their roles within the Company following the APA Acquisition.

We may not be able to implement effective internal controls over financial reporting for the APA business in a timely manner or once implemented, such controls may not operate effectively.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Prior to our acquisition thereof, APA, as a privately-held company, had not been required to implement or maintain disclosure controls and procedures or internal controls over financial reporting that a public company is required to have, implement and maintain. Under SEC rules, we have one year from the date of the APA Acquisition to implement such disclosure controls and procedures and internal controls over financial reporting at APA. Although we are developing a plan designed to implement effective disclosure controls and procedures and internal controls over financial reporting at APA, we cannot assure you that such plans will be fully implemented in a timely manner or that we will be able to successfully implement and maintain the effectiveness of such plans by the time management assesses the effectiveness of our internal controls, including APA, for fiscal year 2026. In addition, during the continuation of our integration efforts, we may identify deficiencies in APA’s controls. Any failure to timely implement effective internal controls could result in, among other things, a decline in the market price of our stock, restatement of our consolidated financial statements, or reputational harm.

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
The viability and demand for solar energy and the demand for our products are impacted by many factors outside of our control, including but not limited to, the cost and availability of necessary raw materials like steel and of in-demand components like high-voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and products, which makes it difficult to predict our future prospects.
The viability and demand for solar energy, and in turn, our products, may be affected by many factors outside of our control. While we have been in existence since 1989, we have grown and expanded significantly since then. Our significant growth and expansion, combined with the rapidly evolving and competitive nature of our industry, makes it difficult to predict our future prospects. We have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as we continue to grow our business. Some of the factors outside of our control which may impact the viability and demand for solar energy include:

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
•the cost and availability of raw materials necessary to produce solar energy, including steel and polysilicon, and in-demand components like high-voltage breakers;
•regional, national or global macroeconomic trends, which could affect the demand for new energy resources and customers’ ability to finance new projects; and
•shifts in electricity demand, including those associated with the rapid expansion of data centers and other energy-intensive facilities, which may affect the timing, scale or economics of solar development or the competitiveness of solar energy relative to other generation technologies.
If we are not able to mitigate these risks and overcome these difficulties successfully, our business and prospects may be materially adversely affected.
Competitive pressures within our industry may harm our business, results of operations, financial condition and prospects.
The solar tracker industry is globally fragmented and we face intense competition in nearly all of the markets in which we compete. This may result in price competition being greater than expected, which could adversely affect our revenue and margins.
Some of our competitors are developing or are currently manufacturing products based on different solar power technologies that may ultimately have costs similar to or lower than our projected costs. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors. In addition, some of our competitors have longer operating histories, lower costs of goods sold, lower operating costs, greater name and brand recognition in specific markets in which we compete or intend to sell our products, greater market shares, access to larger customer bases, greater resources and significantly greater economies of scale than we do. Additionally, new competitors may decide to enter our market as a result of, among other factors, lower barriers to entry and lower R&D costs in comparison with the average costs in R&D in other energy industries. We may also face adverse effects from increased competition in the solar EPC market by EPCs subjecting their subcontractors, such as us, to flow-down contractual clauses which provide that a subcontractor’s obligations to an EPC are identical to the obligations the EPC has to the EPC’s end customer. This may result in higher contractual risk to us, such as “pay if paid” clauses that require EPCs to pay us only when the end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others. As the solar energy market continues to grow, EPCs are also expected to increasingly seek second sources for their suppliers. Any of these factors may materially and adversely affect our business, results of operations, financial condition and prospects.
We face competition from conventional and other renewable energy sources.
We face significant competition from providers of conventional and other renewable energy alternatives such as coal, nuclear, natural gas and wind. We compete with conventional energy sources primarily based on price, predictability of price and energy availability and the ease with which customers can use electricity generated by solar energy projects. If solar energy systems cannot offer a compelling value to customers based on these factors, then our business growth may be impaired.
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
We are dependent on a relatively small number of customers for our sales. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow.
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
A drop in the price of electricity sold may harm our business, financial condition, results of operations or prospects.
Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects or make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of:
•construction of a significant number of new, lower-cost power generation plants, including plants utilizing natural gas, other renewable energy or other generation technologies;
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

If the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, then our business, financial condition, results of operations or prospects may be harmed.
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
We have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ business. Our end-users’ ability to install solar energy systems is affected by weather, for example, during the winter months in parts of Europe and in the northeastern U.S. Such installation delays can impact the timing of orders for our products. Inclement weather may also affect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects.
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
Risk Related to the Regulatory Environment
Existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce or delay demand for our products or harm our ability to compete.
Federal, state, local and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design heavily influence the market for electricity generation products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures, regional market rules and system permitting, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, prospects, financial condition and results of operations.
A significant development in renewable-energy pricing policies in the U.S. occurred when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement a section of the Public Utility Regulatory Policies Act of 1978 (“PURPA”) on July 16, 2020, which FERC upheld on rehearing on November 19, 2020. The United States Court of Appeals for the Ninth Circuit denied petitions for review of the regulations on November 5, 2023. Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s reforms to its PURPA regulations include modifications: (i) to how regulators and electric utilities may establish avoided cost rates for new contracts; (ii) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for certain utilities to purchase its output; (iii) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA qualifying facility; and (iv) that reduce barriers for third parties to challenge a renewable facility’s PURPA eligibility. These regulations took effect on February 16, 2021, but the net effect of these changes is uncertain, as some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC.
In addition, an ongoing dispute regarding how to calculate the 80MW maximum “power production capacity” for small power qualifying facilities under PURPA was recently resolved. In 2021, FERC certified such a facility based on its net output, rather than total nameplate capability of a facility for purposes of PURPA eligibility. In February 2023, the U.S. Court of Appeals for the D.C. Circuit upheld FERC’s approach to calculating capacity for PURPA eligibility, relying on Chevron deference, whereby courts may defer to an administrative agency’s reasonable statutory interpretation. In June 2024, the U.S. Supreme Court overturned the Chevron deference doctrine and found that courts should instead rely on their own independent statutory interpretations. The Supreme Court later directed the D.C. Circuit to reconsider its ruling on FERC’s approach to calculating capacity for PURPA eligibility. In September 2025, the D.C. Circuit re-affirmed FERC’s approach to certifying a facility based on its net output for purposes of PURPA eligibility. This decision provides regulatory certainty to developers of solar projects.
FERC is also taking steps to encourage the integration of new forms of generation into the electric grid and remove barriers to grid access, which could have positive impacts on the solar energy industry. For example, on July 28, 2023, FERC issued a final rule, designated as Order No. 2023 and modified in part in March 2024, to reform procedures and agreements that electric transmission providers use to interconnect new generating facilities to the existing transmission system. In June 2024, FERC issued a final rule, designated as Order No. 1920, which it modified in part in November 2024 and again in April 2025, to reform the procedures electric transmission providers must use for long-term planning of expansions to the transmission system and the allocation of the resulting costs to transmission customers, including electric generating facilities. Transmission providers’ implementation of Order Nos. 2023 and 1920 is still in process. If these final rules do not have their intended effect or if they are overturned on an appeal, this could negatively impact our business, prospects, and results of operations.
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
In recent years, our ability to deliver our products in a cost-efficient manner has been, and could continue to be, adversely impacted by other factors not within our control, including, but not limited to, shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, sanctions and labor availability and cost.
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
Escalating trade tensions, including between the U.S. and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products or for products used in solar energy projects more broadly, such as module supply and availability. More specifically, in March 2018, the U.S. imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and extended these tariffs to cover imports of derivative steel and aluminum articles on February 2020 under the same legal authority. These tariffs were increased on February 10, 2025, pursuant to two proclamations from President Trump (the “February 2025 Proclamations”), resulting in across-the-board 25% duties on steel and aluminum imports. Additionally, all previous alternative arrangements, such as complete exemptions, hard quotas, or tariff rate quotas, with trading partners on imports of steel and aluminum products, have been eliminated. The February 2025 Proclamations also eliminated the system for exclusions, under which thousands of products were allowed to enter the U.S. free of these additional duties and created a process by which additional “derivative” products could be added to the scope of the tariffs by request of the domestic producer. To the extent we continue to use overseas suppliers of steel and aluminum, these tariffs could result in interruptions in the supply chain and impact costs and our gross margins. In addition, the threat of potential tariffs can create uncertainty among our customers and slow the rate of existing projects and projects in our orderbook.
On February 1, 2025, President Trump issued executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025. On February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for a 30-day period. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. On March 4, 2025, the previously announced 25% tariff on Canadian and Mexican goods took effect and the tariff on Chinese goods was doubled to 20%. On June 4, 2025 tariffs on steel and aluminum increased from 25% to 50% on all steel and aluminum coming from Canada. Further, on July 31, 2025, President Trump issued an executive order increasing the ad valorem rate on imports from Canada to 35%. President Trump also has threatened a 30% ad valorem rate on imports from Mexico, though those are not currently in effect.
On April 2, 2025, President Trump introduced a baseline tariff rate of 10% on most countries and individualized rates on some countries of up to 50% (the “reciprocal tariffs”). On April 9, 2025, President Trump increased tariffs for Chinese goods to 125% (making the tariff rate for certain products up to 145% due to the “stacking” nature of the relevant tariffs), while also issuing an executive order that the reciprocal tariffs that had been announced on April 2, 2025 for other countries would be reduced to a baseline rate of 10% for a period of 90 days starting on April 10, 2025. On July 7, 2025, President Trump extended the initial 90-day pause on the reciprocal tariffs (except for those relating to China) and maintained the 10% baseline rate until August 1, 2025. On July 31, 2025, President Trump announced via an executive order reciprocal tariffs above the 10% baseline rate for a number of countries; these rates became effective as of August 7, 2025. In November 2025, the Supreme Court heard arguments in a case challenging tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the Supreme Court issued a ruling that IEEPA does not authorize the imposition of tariffs. Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. The Company is reviewing the decision and will evaluate its potential impact, including with respect to any potential refunds, as further information becomes available.
President Trump also launched a new Section 301 investigation into Brazil’s alleged unreasonable or discriminatory trade practices; initiated a new Section 232 investigation into imports of polysilicon and its derivatives and a new Section 232 investigation into imports of unmanned aircraft systems and their parts and components, among other Section 232 investigations; and announced a 50% tariff on imports of copper following the conclusion of a Section 232 investigation, effective August 1, 2025.
We are continuing to evaluate the potential impact of the imposition of the announced tariffs, the effect of the Supreme Court decision on tariffs described above, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the U.S. in 2025 and through the date of filing this Form 10-K in 2026 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of new tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.
More broadly, President Trump has directed the U.S. Department of Commerce (the “USDOC”), the U.S. Trade Representative (the “USTR”), and other agencies, to review and identify unfair trade practices by other countries and recommend appropriate actions, as well as recommend modifications of antidumping and countervailing duty (“AD/CVD”) laws to further induce compliance by foreign respondents and governments involved in those proceedings. These directives issued under the America First Trade Policy and the Reciprocal Trade and Tariffs Presidential Memoranda may have far-reaching effects on the global trading system.
In January 2018, the U.S. adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. While this tariff does not apply directly to the components we import, it may indirectly affect Array by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. On February 4, 2022, former President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the USTR to conclude agreements with Canada and Mexico on trade in solar products. On July 7, 2022, the U.S. and Canada entered into a non-

binding memorandum of understanding in which the U.S. agreed to suspend application of the safeguard tariff to Canadian crystalline silicon PV cells imported as of February 1, 2022. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products.
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
On August 18, 2023, the USDOC issued final affirmative determinations of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to AD/CVD orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the U.S. during the two-year period prior to June 6, 2024 which had been authorized by the former President Biden on June 2022 were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the U.S. on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. In September 2024, the USDOC released its final determination from their investigations against aluminum extrusions from multiple countries. On October 30, 2024, the U.S. International Trade Commission (“USITC”) voted to find no injury in its pending AD/CVD investigation, meaning that the USDOC’s AD/CVD orders will not go into effect. The coalition of petitioners may still appeal the USITC’s decision, and we will continue to monitor developments in the appeal process. If the USITC’s decision is overturned on appeal, the imposition of AD/CVD orders could negatively impact our business, financial condition, and results of operations.
On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. On May 20, 2025, the USITC made a final determination that U.S. industry had been materially injured by imports of CSPV cells, whether or not assembled into modules, from Malaysia and Vietnam and threatened with material injury by such imports from Cambodia and Thailand. On June 24, 2025, the USDOC issued AD/CVD orders that took effect on June 24, 2025. The rates under the AD/CVD orders vary from below 1% to more than 3,400%, depending on the relevant company.
On July 17, 2025, the Alliance for American Solar Manufacturing and Trade, a coalition of U.S.-based solar manufacturers, filed a petition with the USDOC and USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from India, Indonesia, and Laos. The petition alleges dumping margins of 213.96% for India, 89.65% for Indonesia, and 245.79% to 249.09% for Laos. The final determinations by the USDOC are expected sometime in the summer of 2026.

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
Solar panel imports to the U.S. have also been, and may continue to be, impacted by the Uyghur Forced Labor Prevention Act (“UFLPA”) that was signed into law by former President Biden on December 23, 2021. According to U.S. Customs and Border Protection (“CBP”), “[the UFLPA] establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States.” U.S. Customs and Border Protection stated that “[t]he presumption applies unless the Commissioner of CBP determines there is an exception through clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor or that UFLPA does not apply.” There continues to be uncertainty in the market around achieving full compliance with the UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and constrained solar panel imports. We cannot currently predict what, if any, impact the UFLPA will have on the overall future supply of solar panels into the U.S. and the related timing and cost of our clients’ solar project, development and construction activities. While we do not import or sell solar panels, project delays caused by solar panel constraints may negatively impact our product delivery schedules and future sales, and therefore our business, financial condition, and results of operations.
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

While government incentives are intended to encourage investments in new solar projects, the impact the tax credit regime applicable to solar facilities in the U.S. will have on our results of operations is unclear. As discussed in the section in Item 1. Business captioned “Government Regulation—Government Incentives,” the OBBB included changes to the energy tax credits, specifically that the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. This could act as an incentive for taxpayers to construct facilities before a certain date. On August 15, 2025, Treasury and the IRS issued Notice 2025-42, which eliminates the 5% safe harbor for utility-scale solar projects and only allows the physical work test to determine when a project begins construction. Changes or reductions to these and other government incentives could have a material adverse impact on our business, financial condition and results of operations.

In addition, if we are unable to meet the foreign entity of concern or domestic content requirements necessary for customers using our tracker products to qualify for the base tax credit or the incremental domestic content bonus credit and our competitors are able to do so, we might experience a decline in sales for U.S. projects. On February 13, 2026, Treasury guidance was released clarifying methods for calculating material assistance from a prohibited foreign entity and requesting comments. The timing and nature of further of implementing regulations clarifying the foreign entity of concern requirements as applied to our products remain uncertain. In addition, the Trump Administration could modify the guidance implementing the domestic content bonus credit. Depending on the criteria set forth in those regulations or other guidance, we may not have an adequate supply of tracker products satisfying the requirements, which could put us at a competitive disadvantage relative to suppliers who are able to maintain a more robust domestic supply chain. In addition, compliance with this requirement may increase our production costs. As a result of these risks, the foreign entity of concern and domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations.

Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, since 2015, the U.S. joined, withdrew from, rejoined and then withdrew again from the 2015 Paris Agreement on climate change mitigation following changes in administration among U.S. Presidents Obama, Trump, Biden and Trump, respectively. The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives. In addition, there is uncertainty regarding how the Trump Administration will implement the OBBB through regulations.

There is no assurance that governments will continue to provide sufficient incentives and support to the solar industry and that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which could adversely affect demand for our solar products.
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
Risks Related to Intellectual Property
If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. Such means may afford only limited protection of our intellectual property and may not: (i) prevent our competitors from duplicating our processes or technology; (ii) prevent our competitors from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage.
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
We rely heavily on nondisclosure agreements and technical and organizational measures to protect the unpatented know-how, trade secrets, technology, and other proprietary information on which we rely to maintain our competitive position. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, technology or trade secrets, including third-party manufacturers, other suppliers, customers, other stakeholders involved in solar projects, or other business partners or prospective partners. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation or disclosure of our proprietary information, know-how and trade secrets. Technical and organizational measures can also be vulnerable to attacks by third parties. Such measures may also not be sufficient to completely safeguard our know-how, trade secrets, technology or other proprietary information.
We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, we may be subject to claims of infringement, misappropriation, or other violation of patents or other intellectual property rights and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands, and from making, selling or incorporating certain components or intellectual property into the products and services we offer. As a result, we could be forced to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. To avoid litigation or being prohibited from marketing or selling the relevant products or services, we could seek a license from the applicable third party, which could require us to pay significant royalties, licensing fees, or other payments, increasing our operating expenses. If a license is not available on reasonable terms, or at all, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Finally, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail to successfully defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in defending against such claims, litigation would result in substantial costs and be a distraction to management.
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
If any of our vendors were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative vendors, if not already multi-sourced. Manufacturing the components manufactured by our vendors at our principal manufacturing facility may lower our cost efficiency, and an alternative vendor may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, which in turn could reduce our revenues, harm our relationships with our customers and damage our reputation with local installers and potential end-users and cause us to forego potential revenue opportunities.
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
We are dependent on transportation and logistics providers to deliver our materials and products in a cost-efficient manner. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations.
We rely on transportation and logistics providers for the delivery of the raw materials and components used to manufacture our products, and to deliver our completed products to our customers. We may also incur additional shipping costs when we need to accelerate delivery times. The delivery of necessary materials for production, as well as our ability to deliver our products to our customers in a fast and cost-efficient manner could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, disruptions to shipping facilities as a result of a pandemic or other epidemics, and other factors not within our control. Disruptions to transportation and logistics, including increases in shipping costs, could adversely impact our financial condition and results of operations.
For example, in the recent past we have seen disruptions of container shipping traffic through the Red Sea create port congestion, especially in Asia, and cause many shipping companies to pause shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, affecting transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. To address the persisting challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures aim to reduce delays to get the product to project sites on time. There is still uncertainty on how long disruptions and the severity of their impact on our operations may last, but we continue to monitor such situations and evaluate our procurement and supply chain strategies, to reduce any negative impact on our business, financial condition, and results of operations.
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
Our strategy continues to be to grow revenues outside of the U.S., including broader North America, as well as Latin America, Europe, the Middle East, Asia, and Australia. The products and services we intend to offer in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to reduce costs, and region-specific customer training, site commissioning, warranty remediation and other technical services.
These markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences include differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, local content requirements, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, and performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the U.S. Foreign Corrupt Practices Act.
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
Changes in exchange rates may affect our financial condition and results of operations. Appreciation of the U.S. dollar against the euro, the Brazilian real or other currencies in which our net sales are denominated may generally have the effect of decreasing our net sales figures. Movements in the exchange rate of the U.S. dollar to the euro, the Brazilian real or other currencies, could increase the amount of cash that must be generated in foreign currencies in order to pay the principal and interest on our 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) and our 2.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and, together with the 2028 Convertible Notes, the “Convertible Notes”) and our other U.S. dollar denominated indebtedness. We are unable to predict with any precision future movements of the exchange rate of the U.S. dollar against foreign currencies or their effect on our business or results of operations.
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
We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and information technology systems and the third-party systems we rely upon are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; ransomware, computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, or hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors.
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
Our commercial success depends on developing, implementing, and maintaining robust cybersecurity measures to safeguard our information technology systems and protect the confidentiality, integrity and availability of our data. Our or our third-party business partners’ information technology systems are vulnerable to cybersecurity incidents and attacks, including malicious intrusion, malware or ransomware attacks, denial-of-service attacks, and other system disruptions caused by unauthorized third parties. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Attempts by threat actors or other unauthorized third parties to penetrate or otherwise gain access to our information technology systems, or the systems of our third-party business partners through fraud or other means of deceit, have in the past, and may in the future, if successful, result in the misappropriation of personal information, data, financial information or confidential business information. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or our third-party business partners may attempt to circumvent our security measures in order to misappropriate such information and data and may purposefully or inadvertently cause a breach or other compromise involving such information and data. We increasingly rely on commercially available systems, software, cloud-based services, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data, and we are not able to ensure that each of these systems is free from malicious code. The sophistication of threats continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing. Despite advances in security hardware, software, and encryption technologies, and our own information security program and safeguards, there is no guarantee that our defenses and program will be adequate to safeguard against all data security breaches, cybersecurity attacks, misappropriation of confidential information or misuses of personal data. We have experienced in the past, and may experience in the future, cybersecurity incidents and security breaches. We may also experience cybersecurity incidents, security breaches and other incidents that may remain undetected for an extended period and therefore may have a greater impact on our products and the networks and systems used in our business. Furthermore, while we maintain cybersecurity insurance, our insurance may not cover all liabilities incurred due to a security breach or incident.

We regularly defend against and respond to cybersecurity incidents. We incur significant costs in our efforts to detect and prevent cybersecurity incidents, security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived cybersecurity incident, security breach or other security-related incident. Despite our precautions, our facilities and systems, and those of our third-party business partners, may be vulnerable to cybersecurity incidents, security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data.
A cybersecurity incident relating to our information or systems or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure and cybersecurity requirements may result in substantial harm to our business, financial condition, results of operations and prospects, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom and litigation, including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, and possible prolonged negative publicity.
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
We are subject to a variety of laws and regulations in the U.S., the United Kingdom and the European Economic Area that involve matters central to our business, including privacy and data protection. California, and more than a dozen other states, have passed comprehensive privacy laws similar to the EU General Data

Protection Regulation (2016/679) (“EU GDPR”). The SEC has similarly enacted detailed cybersecurity rules that require the public disclosure of material cybersecurity incidents within four business days after we determine that an incident is material. Existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. For example, administrative fines of up to the greater of €20 million and 4% of our global turnover can be imposed for breaches of the EU GDPR.
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
The use of artificial intelligence presents risks and challenges that could adversely impact our business, financial condition, and results of operations.
We, or our third-party business partners, may use or incorporate AI technology, particularly generative AI, in certain business operations, processes, products, or services. The use of AI presents a number of opportunities for us, but also presents risks and challenges. The full extent of current or future risks related to the development and use of AI technology is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI could disrupt the business models, operational processes, and markets in which we operate and subject us to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Our competitors may be more successful than us in the use or implementation of new technologies, based on AI. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a disadvantage.
The use of AI in our business operations, processes, products, or services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.
In addition, the worldwide legal and regulatory environment relating to AI is uncertain and rapidly evolving, which could require changes in our potential use and implementation of AI technology, limit our ability to integrate AI into our business, and increase our compliance costs and the risk of non-compliance. In the U.S., states and local jurisdictions have begun to enact laws regulating AI, and additional legislative activity regulating AI is expected both in the U.S. and in other countries.

While we have an AI acceptable use policy and AI governance guidelines governing the use of AI by our personnel , contractors, vendors, and third-party business partners, we cannot guarantee that they will follow such policies when using AI or that such policies will protect us from potential liability relating to our adoption or use of AI technologies. We expect that our AI policies and procedures to continue to develop as business needs, AI-related risks, and the AI regulatory environment evolve.
Risks Related to Internal Controls over Financial Reporting
We have experienced material weaknesses in our internal control over financial reporting in the past. If we fail to maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
We previously disclosed material weaknesses in our internal control over financial reporting in our annual report on Form 10-K for the year ended December 31, 2023. Although management implemented remediation measures during 2024 and determined that these material weaknesses were remediated as of December 31, 2024, and no material weaknesses were identified as of December 31, 2025, we have experienced material weaknesses in the past and may identify additional material weaknesses in the future.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires public companies to conduct an annual review and evaluation of their internal controls and requires attestations of the effectiveness of internal controls by independent auditors. Evaluation of our internal controls over financial reporting may, in the future, identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.
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
As of December 31, 2025, we owe $325.0 million on our 2028 Convertible Notes and $345.0 million on our 2031 Convertible Notes. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
In addition, the agreement governing the Senior Secured Credit Facility (as defined herein) contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, a default by us under the agreement governing the Senior Secured Credit Facility or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
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
In addition, the Revolving Credit Facility (as defined herein) also includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions.
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
Further, the interest rates applicable to the Senior Secured Credit Facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (“Term SOFR”). There can be no assurance that the Federal Reserve Bank of New York will not discontinue the publication of Term SOFR, in which case interest payments on our Senior Secured Credit Facility would need to be calculated using a different index rate, or alter the manner in which Term SOFR is calculated. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and our available cash flow for general corporate requirements may be adversely affected. Our interest expense could also be increased by any increase in interest rates.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service our substantial debt.
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
In connection with the pricing of the Convertible Notes, we entered into capped call transactions with several affiliates of the initial purchasers (the “Option Counterparties”). The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of any Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
•changes in accounting principles;
•geopolitical, macroeconomic and other market conditions unrelated to our operating performance or the operating performance of our competitors, a pandemic or other epidemic, the military conflict in Ukraine, conflict in the Middle East, attacks on a shipping lane in the Red Sea and inflation and interest rates; and
•the other factors described in this “Risk Factors” section.
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
The certificate of incorporation governing our Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Shares”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
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
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.
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
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
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
We have never declared or paid any distributions or dividends on our common stock, except the special distribution, see Note 11 – Redeemable Perpetual Preferred Stock. We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends on our common stock in the foreseeable future. Any future determination to declare cash distributions or dividends on our common stock will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.
General Risk Factors
Changes in laws and regulations, including changes to tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects.
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
The European Union member states have enacted the OECD Pillar Two Directive implementing a 15% global minimum tax, with various provisions effective beginning in 2024 and 2025. Although the U.S. has not enacted domestic legislation to implement Pillar Two, recent OECD administrative guidance issued on January 5, 2026 introduces a Side‑by‑Side (SbS) Safe Harbor under which U.S.-parented multinational groups—currently the only jurisdiction qualifying for this regime—may elect exemption from both the Income Inclusion Rule (IIR) and Undertaxed Profits Rule (UTPR) starting in 2026. U.S.-parented companies remain subject to Qualified Domestic Minimum Top‑Up Taxes (QDMTTs) imposed by foreign jurisdictions and must complete full Pillar Two computations and GloBE Information Return (GIR) filings for tax years 2024 and 2025, as the SbS Safe Harbor is not retroactive. Many countries in which we operate have adopted or are in the process of adopting Pillar Two legislation, and these rules may continue to impact our effective tax rate and future income tax expense.
Economic, political and market conditions could adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.
Geopolitical and macroeconomic developments such as the global or regional economic effects resulting from the current Russia-Ukraine war and ongoing instability in the Middle East (including, but not limited to, the Israel-Iran conflict and disruptions in the transportation of goods through the Suez canal and to shipping in the Red Sea), inflation and related economic curtailment initiatives, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate into geographies in which we do business or obtain our components. A local conflict, such as the Russian-Ukrainian war or the conflict in the Middle East, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, resulting in delayed, decreased, or canceled projects with us, which could have a negative effect on our business, operating results and financial condition.
Our business is subject to the risks of severe weather events, natural disasters and other catastrophic events.
Our customers and suppliers are located in the U.S. and around the world. A severe weather event or other catastrophe could significantly impact our supply chain by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects. Our customers’ ability to install solar energy systems is also affected by weather, such as during the winter months in colder climates.
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
The extent to which public health threats (including pandemics) could impact us in the future is highly uncertain and unpredictable, and will depend largely on subsequent developments, including but not limited to: (i) the severity and duration of any public health threat; (ii) measures taken to contain the spread of any public health threat, such as restrictions on travel and gatherings of people and temporary closures of or limitations on businesses and other commercial activities; and (iii) the timing and nature of policies implemented by governmental authorities. As a result of any public health threat and any related containment measures, we, our suppliers, or customers may be subject to significant risks, including to supply chain and business operations, which have the potential to materially and adversely impact our business, financial condition, and results of operations.

We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that may adversely affect our business and financial results.
We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business, including claims or counterclaims for damages. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, can result in significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments may adversely affect our business and financial results in any particular period.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy
Our commercial success depends on developing, implementing, and maintaining robust cybersecurity measures to safeguard our information technology systems and protect the confidentiality, integrity and availability of our data. Accordingly, we have adopted processes designed to identify, assess and mange material risks from cybersecurity threats.

Managing Material Risks & Integrated Enterprise Risk Management
We continue to strategically integrate cybersecurity risk management into our broader enterprise risk management program to promote a company-wide culture of cybersecurity risk management. Our enterprise risk management project team is working closely with our IT department to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs while building out a framework to monitor those risks and integrate objectives into our broader strategic plan.

Engaging Third Parties on Risk Management
Given the complexity and evolving nature of cybersecurity threats, we have engaged a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating, testing, and improving our risk management systems. These partnerships enable us to leverage specialized knowledge and insights and includes regular evaluations, threat assessments, and consultation on security enhancements.

Overseeing Third Party Risk
The need to govern third party business partners poses significant challenges, and as a result we have implemented processes to oversee and manage these risks. Our procedures contemplate conducting security assessments of all third-party software vendors that are proportional to the risks present, ideally before or soon after engagement, and periodically thereafter, in order to mitigate risks related to data breaches or other cybersecurity incidents originating from third parties.

Risks from Cybersecurity Threats
We are not aware of any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we cannot assure that our business strategy, results of operations and financial condition will not be materially affected in the future by cybersecurity risks or future cybersecurity incidents.

Governance
Our board of directors is aware of the critical nature of managing risks associated with cybersecurity threats. In recognition of the significance of these threats to our operational integrity and shareholder confidence, our board of directors has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight
The Nominating and Corporate Governance Committee of our board of directors bears primary responsibility for the oversight of cybersecurity risks. The Nominating and Corporate Governance Committee was briefed on cybersecurity risks and any material cybersecurity incidents four times in 2025 by our Chief Information Officer and our Chief Financial Officer, as further described below. The Nominating and Corporate Governance Committee is composed of directors equipped with diverse skills needed to oversee the difference facets of cybersecurity risks effectively, including risk management, public company leadership, innovation and technology, corporate governance and finance.

Management’s Role Managing Risk
The Chief Information Officer and the Chief Financial Officer are responsible for updating the Nominating and Corporate Governance Committee on cybersecurity risks and our mitigation strategies. They provide regular updates to the Nominating and Corporate Governance Committee, as well as comprehensive briefings at least once per year and appropriate briefings during any potentially material cybersecurity incident. These briefings encompass a broad range of topics, including:

•results of internal assessments and evaluations by third parties;
•the current cybersecurity landscape and emerging threats;
•the status of ongoing cybersecurity initiatives and strategies;
•incident reports and lessons learned from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.

In addition to regular scheduled meetings, the Nominating and Corporate Governance Committee, our Chief Information Officer and our Chief Financial Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive periodic updates on significant developments in the cybersecurity landscape to support proactive and responsive board oversight. The Nominating and Corporate Governance Committee actively participates in strategic decisions related to cybersecurity, reviewing and offering guidance on major initiatives and any potentially material cybersecurity incident. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.

Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Officer. Our Chief Information Officer has managed cybersecurity and information security at Array for the past six years and has over 15 years of total experience as an information technology executive for publicly listed companies. Our Chief Information Officer holds B.S. degrees in finance and computer science from Arizona State University as well as a M.B.A. from Western International University. He manages a team with over 40 years of combined experience in cybersecurity. Our Chief Information Officer reports to our Chief

Financial Officer, and both are responsible for updating the Chief Executive Officer, the Nominating & Corporate Governance Committee, and our board of directors on cybersecurity issues.

Ongoing Education and Monitoring
The Chief Information Officer leads our cybersecurity team, which remains current with the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing education is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The Chief Information Officer implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system evaluations, including penetration testing, to identify potential vulnerabilities. In the event of a cybersecurity incident, we are equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

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

Item 2. Properties

To support our global operations, we occupy approximately 4.0 million square feet of office, manufacturing, and warehouse space in the U.S. and internationally.

U.S. Properties
Our corporate headquarters is located in Albuquerque, New Mexico. It consists of approximately 11,600 square feet of office space and approximately 283,000 square feet of manufacturing, warehousing, and shipping facilities, of which we own approximately 69,600 square feet. We also lease approximately 74,000 square feet of office space in Chandler, Arizona for our corporate staff. With the APA Acquisition, we added approximately 49,000 square feet of leased office space in Ridgeville Corners, Ohio. To support our U.S. operations, we lease approximately 2.5 million square feet of warehousing and manufacturing space, inclusive of APA, across various facilities in the U.S., including Kansas, Tennessee, Ohio, Texas, Nevada, New Mexico, and Connecticut. Our U.S. facilities are primarily used by our Array Legacy segment.
In May 2024, we entered into a triple-net lease for an approximately 216,000-square-foot mixed-use facility in Bernalillo County, New Mexico. The facility includes approximately 176,000 square feet of manufacturing space and approximately 40,000 square feet of office and laboratory space. We took control of the facility in the fourth quarter of 2025 and construction is expected to be completed in March 2026. We expect to commence production at the facility in the first half of 2026.

International Properties
To support our international operations, we own and lease properties in Spain and Brazil. In Spain, we own approximately 2,000 square feet of office space and lease approximately 16,000 square feet of office space for our STI corporate staff working under our STI Operations segment. For our international manufacturing and warehousing needs, we own approximately 27,000 square feet and lease approximately 40,000 square feet in

Spain. In Brazil, we lease approximately 11,000 square feet of office space and lease approximately 610,000 square feet of warehousing and manufacturing space. Our Spain and Brazil facilities are primarily used by our STI Operations segment.

We believe our existing facilities are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, other than the cases described below, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition. The Company believes the claims alleged in the actions discussed below are without merit and intends to continue to vigorously defend its position in these matters.

The Company, in the normal course of business, is subject to claims and litigation. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company would accrue a liability for the estimated loss.

Plymouth Class Action
On May 14, 2021, a putative class action (the “Plymouth Action”) was filed in the U.S. District Court for the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act. The complaint alleges misstatements and/or omissions in the Company’s registration statements and prospectuses related to the Company’s October 2020 initial public offering, the Company’s December 2020 offering, and the Company’s March 2021 offering during the putative class period of October 14, 2020 through May 11, 2021. A consolidated amended class action complaint was filed on December 7, 2021 with additional allegations regarding misstatements and/or omissions in: (i) in the Company’s annual report on Form 10-K and associated press release announcing results for the fourth quarter and full fiscal year 2020; and (ii) in the Company’s November 5, 2020 and March 9, 2021 earnings calls.

On June 30, 2021, a substantially similar second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act, which was consolidated with the Plymouth Action. The plaintiffs in the consolidated action seek an award of damages and the interest thereon, any injunctive relief the court deems just and proper, and reasonable costs of bringing the litigation, including attorneys’ fees.

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

Derivative Complaints

Southern District of New York
On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (i) violations of Section 14(a) of the Exchange Act for misleading proxy statements; (ii) breach of fiduciary duty; (iii) unjust enrichment; (iv) abuse of control; (v) gross mismanagement; (vi) corporate waste; (vii) aiding and abetting breach of fiduciary duty; and (viii) contribution under Sections 10(b) and 21D of the Exchange Act. The derivative plaintiff in this action seeks: declaratory relief; an award of compensatory damages to the Company, with interest; restitution from the defendants; an order directing the Company to reform its corporate governance and internal procedures; and the costs and disbursements of the action, including attorneys’ fees.

On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (i) violations of Section 14(a) of the Exchange Act for causing the issuance of a false/misleading proxy statement; (ii) breach of fiduciary duty; and (iii) aiding and abetting breaches of fiduciary duty. The derivative plaintiff in this action seeks the same relief sought in the verified derivative complaint filed in the Southern District of New York on July 16, 2021.

On August 24, 2021, the Southern District of New York derivative actions were consolidated, and the court appointed co-lead counsel. The consolidated cases remain stayed pending the outcome of the appeal of the Plymouth Action.

Delaware Court of Chancery
On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware against certain officers and directors of the Company, asserting claims for: (i) breach of fiduciary duty; and (ii) unjust enrichment. The derivative plaintiff in this action seeks: an award of compensatory damages in favor of the Company; restitution from the defendants and disgorgement of profits, benefits, and other compensation obtained by the defendants; an order directing the Company to reform its corporate governance and internal procedures; equitable or injunctive relief as permitted by law and equity; and the costs and disbursements of the action, including attorneys’ fees.

On August 11, 2022, a second verified derivative complaint was filed with the Court of Chancery against certain officers and directors of the Company, asserting claims for: (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) waste of corporate assets; (iv) unjust enrichment; (v) insider selling; and (vi) aiding and abetting insider selling. The derivative plaintiff in this action seeks: declaratory relief; an award of compensatory damages in favor of the Company; disgorgement of profits obtained from certain sales of Company stock by certain of the defendants; establishment of a constructive trust over certain amounts obtained by certain of the defendants; and the costs and disbursements of the action, including attorneys’ fees.

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

Holders of Record
As of February 23, 2026, there were approximately five stockholders of record of our common stock, which does not include shares held in street name.

Dividend Policy
We have never declared or paid any distributions or dividends on our common stock, except the special distribution paid to ATI Investment Parent, LLC (“Former Parent”) upon the closing of our initial public offering (the “IPO”). We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends on our common stock in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt agreements and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

We also have a series of preferred stock, the Series A Shares, that accrues dividends in kind until the fifth anniversary of the initial closing of the Series A Shares issuance on August 11, 2026. Following August 11, 2026, dividends are payable only in cash. For more information regarding Series A Shares dividends, see Note 11 – Redeemable Perpetual Preferred Stock.

Securities Authorized for Issuance Under Our Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock since December 31, 2020, with: (i) the cumulative total returns of the Russel 2000 Index; and (ii) a customized peer group of four companies (Enphase Energy, Solaredge Technologies, Shoals Technologies Group and FTC Solar). The graph assumes an investment of $100 (including reinvestment of dividends) is made in Array’s common stock, the Russel 2000 Index and the peer group on October 15, 2020, and tracks the results through December 31, 2025. Past stock performance as shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections of this Annual Report on Form 10-K captioned “Forward-Looking Statements” and “Risk Factors.”

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

Our flagship tracker, DuraTrack®, uses a patented design that allows one motor to drive multiple rows of solar panels through articulated driveline joints. To avoid infringing on our U.S. patent, our competitors must use designs that we believe are inherently less efficient and reliable. For example, our largest competitor’s design requires one motor for each row of solar panels. As a result, we believe our products have greater reliability, lower installation costs, reduced maintenance requirements and competitive manufacturing costs. Our core U.S. patent is on a linked-row, single-driving apparatus that rotates multiple tracker rows connected by an articulating drive shaft. This patent does not expire until February 5, 2030.

With our acquisition of STI in January 2022, we added a dual-row tracker design to our product portfolio, the Array STI H250. This tracker uses one motor to drive two connected rows and is ideally suited for sites with irregular and highly angled boundaries or fragmented project areas.

Our third tracker product, OmniTrack, which was introduced in September 2022, requires significantly less grading and civil works permitting prior to installation in addition to accommodating uneven terrain.

With the APA Acquisition in August 2025, we added a portfolio of fixed-tilt and foundation solutions, including the APA Titan and APA Titan Duo™ racking systems and the APA A-Frame™ Interface foundation. These products deliver adaptable designs for utility-scale projects, offering flexibility for challenging terrain, high snow loads, and large-format modules while streamlining installation and reducing material costs.

We sell our products to solar developers, independent power producers, utilities, and EPCs that build solar energy projects, often under master supply agreements or multi-year procurement contracts. During the year ended December 31, 2025, we derived 81% and 19% of our revenues from customers in the U.S. and the rest of the world, respectively. From the founding of Array through December 31, 2025, we had shipped approximately 96 gigawatts of trackers to customers worldwide.

Acquisition of APA Solar
On the Closing Date, our wholly owned subsidiary STINorland USA, Inc., a California corporation, the Buyer, completed the APA Acquisition, pursuant to the terms of the Purchase Agreement. The cash paid as of the Closing Date was $159.9 million, net of $10.1 million in preliminary and customary purchase price adjustments, which includes $6.2 million to retire debt. For U.S. GAAP purposes, the aggregate cash consideration paid was approximately $166.1 million, subject to final post-closing adjustment. We expect to finalize customary post-closing adjustments by June 2026. The Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $19.3 million as of the Closing Date (the “Earnout Consideration”), which is included in the purchase consideration, under which the Seller may receive shares of Company common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the purchase consideration for the APA Acquisition totaled approximately $185.4 million. Subject to the terms and conditions set forth in the Purchase Agreement, the Company has also agreed to pay aggregate deferred consideration of approximately $40.0 million payable in three installments over a two-year period based on service within five business days after the first and second anniversaries from the Closing Date and as set forth in Note 3 - Acquisition (the “Deferred Consideration”). For further discussion of the Earnout Consideration and Deferred Consideration, see “—APA Acquisition Earnout Consideration and Deferred Consideration” below.

The amounts recorded as of December 31, 2025 are preliminary, as the Company is finalizing working capital, post-closing, and other customary adjustments. These preliminary estimates are subject to change within the measurement period (defined as the twelve months following the Closing Date) and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

In connection with the APA Acquisition, the Company has lease agreements for offices, manufacturing facilities and warehouses located in Ohio and Connecticut. Of these lease agreements, five are with related parties owned by certain members of APA's management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue or General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $1.2 million for the year ended December 31, 2025.

APA designs, engineers, and manufactures solar racking, mounting and foundation systems. Integrating such systems into our business model through the acquisition of APA expands our product portfolio to better serve the evolving needs of the solar industry and our customers.

2.875% Convertible Senior Notes due 2031
On June 27, 2025, we completed a private placement of $345 million in aggregate principal amount of the 2031 Convertible Notes, resulting in net proceeds of $334.6 million after deducting initial purchasers’ discounts and offering expenses. The 2031 Convertible Notes were issued pursuant to an indenture, dated June 27, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on July 1, 2031, unless earlier converted redeemed or repurchased. Interest is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

Research and Development
R&D costs are included within General and administrative expenses in the accompanying consolidated statements of operations. We incur R&D costs during the process of researching and developing new products and significant enhancements to existing products. R&D costs are a subset of our total engineering spend and consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred. Total engineering expense was $18.7 million, $17.0 million and $16.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, of which $9.9 million, $6.7 million and $8.5 million were related to R&D activities we performed during the same period, respectively.

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
•The U.S. interest rate environment. We have had customers delay planned installations or look to renegotiate power purchase agreements (“PPAs”) to improve project returns based on various rate environments. For example, in anticipation of interest rate reductions and more favorable project financing conditions later in 2024, some customers delayed installations. While the Federal Reserve began lowering interest rates in the second half of 2024, the timing and impact of subsequent rate adjustments during 2025 continued to create additional considerations for our customers, and there are varying outlooks on whether additional rate cuts may occur. Customers must weigh this uncertainty in conjunction with other macroeconomic factors when assessing the returns and timing for relevant projects.
•Availability of necessary equipment. We have a broad portfolio of customer relationships including presence with most Tier 1 utilities in the U.S. Each utility has unique specifications for access to its grid, which are generally not consistent across the industry. As the supply of renewables projects has increased, shortages and long lead-times in the supply of switches, transformers and high-voltage breakers used in the interconnection of utility scale solar power plants to the grid, has historically affected the timing and completion of these projects, including for some of our customers.
•Macroeconomic factors. There has been a rapid depreciation of the Brazilian real in conjunction with existing pricing pressures on energy in the Brazilian market. Due to these dynamics, the economic cases for the PPAs, for many solar projects have become less attractive for our customers. Many of the developers in Brazil of these projects continue to signal delays as they renegotiate the pricing of these PPAs. In addition, our results will also be impacted by tax incentives we can recognize, for example the Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos (“ICMS”), which will be fully phased out in 2033. As a result, we are focused on reducing costs and better aligning our organization, including the size thereof, in Brazil with the current market conditions.

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

Impact of OBBB
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe previous step-downs in the ITC in past years have influenced the timing and quantity of some customers’ orders. On July 4, 2025, President Trump signed into law the OBBB, which included changes to the energy tax credits. Specifically, the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. In addition, the OBBB imposes new foreign entity of concern limitations on the ITC before it expires, which could impact the ability of solar facilities to claim the ITC. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed for solar facilities that begin construction after December 31, 2025 that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released clarifying methods for calculating material assistance from a prohibited foreign entity and requesting comments.

On July 7, 2025, President Trump issued an executive order instructing Treasury to issue updated guidance, including on commencement of construction, within 45 days. On August 15, 2025, Treasury and the IRS issued Notice 2025-42 consistent with the executive order, which eliminates the 5% safe harbor for utility-scale solar projects and only allows the physical work test to determine when a project begins construction. If solar developers are unable to satisfy the physical work test, our business, financial condition, and results of operations could be adversely affected.

The Company expects certain tax provisions of the OBBB, including the reinstatement of 100% bonus depreciation for qualified property and the immediate expensing of U.S.-based R&D activities, to reduce our 2025 taxable income. These accelerated deductions are expected to lower current‑year cash taxes and improve near-term operating cash flows. The favorable impact primarily represents a timing difference. As assets subject to bonus depreciation become fully depreciated and as expensed R&D activities normalize, we expect cash taxes to increase in future periods. The Company continues to evaluate additional guidance expected to be issued by Treasury related to the OBBB.

Section 45X Credit
The section 45X advanced manufacturing production tax credit was established as part of the IRA. The section 45X credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The section 45X manufacturing production tax credit applies to eligible components, including torque tube and structural fasteners. Beginning in late 2023 and continuing through 2024 and 2025, we have successfully negotiated, and we continue to successfully negotiate, agreements with key suppliers around sharing the economic benefits of section 45X credits associated with torque tube and structural fasteners. We continue to pursue additional agreements for splitting the economic benefits of section 45X with suppliers for parts we do not manufacture internally. In addition, during the second quarter of 2024, we concluded that certain parts manufactured by the Company qualify for the section 45X advanced production credits. Refer to Note 2 – Summary of Significant Accounting Policies in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on how we account for these incentives and amounts recognized for the periods presented.

The OBBB did not modify the phase-out of the section 45X credit or the definitions of eligible components relating to solar trackers; however, the OBBB did impose foreign entity of concern limitations on taxpayers claiming the section 45X credit. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed in taxable years beginning after enactment of the OBBB for eligible components that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released that further clarified methods for calculating material assistance and included a request for comments by March 30. We anticipate forthcoming Treasury proposed rule will further clarify the potential impact of the foreign entity of concern limitations may have for credits claimed in 2026 and future years.

Domestic Content Safe Harbor Guidance
The IRS issued Notice 2023-38 in May 2023 setting forth guidance on the domestic content bonus tax credits under the IRA. Uncertainties existed under this guidance, like whose costs would be used (the manufacturer’s cost, a vendor’s cost to acquire, etc.) and how to define manufactured product components associated with trackers. In May 2024, the IRS issued Notice 2024-41 setting forth further guidance on the domestic content bonus tax credits, including a safe harbor method for calculating domestic content percentages. On January 16, 2025, the IRS released Notice 2025-08, which modified Notice 2023-38 and Notice 2024-41, as well as introduced an updated elective safe harbor method for use in lieu of provisions of the adjusted percentage rule provided in Notice 2023-38 for calculating the domestic content bonus credit amounts applicable for certain qualified facilities and energy projects. Notice 2024-41 and Notice 2025-08 and the updated definitions described therein clarified certain pre-existing uncertainty in the industry, but also introduced new uncertainties. These uncertainties have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

The OBBB increased the domestic content threshold for solar facilities that begin construction after June 16, 2025 to claim the domestic content bonus credit, however, the OBBB did not otherwise amend the requirements for claiming a domestic content bonus credit or the guidance previously issued by the government. As domestic content guidance is not a final rule, it could be further modified by the Trump Administration.

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

Impact of the Ongoing Russia-Ukraine War
The ongoing Russia-Ukraine war has reduced the availability of material that can be sourced in Europe and, as a result, increased logistics costs for the procurement of certain inputs and materials used in our products. We do not know the ultimate severity or duration of the conflict, but we continue to monitor the situation and evaluate our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.

Impact of Disruption of Key Shipping Lanes
In the recent past, we have seen disruptions of container shipping traffic through the Red Sea create port congestion, especially in Asia, and cause many shipping companies to pause shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, affecting transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. To address the persisting challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures aim to reduce delays to get the product to project sites on time. There is still uncertainty on how long disruptions and the severity of their impact on our operations may last, but we continue to monitor such situations and evaluate our procurement and supply chain strategies, to reduce any negative impact on our business, financial condition, and results of operations.

Inflation
Inflationary pressure may continue to negatively impact our results of operations in the near-term. To mitigate these pressures on our business, and the volatility in steel and aluminum prices, we have continued to accelerate our productivity initiatives, expand our supplier base, and execute on our overhead cost-containment practices.

Impact of AD/CVD Petitions and Determinations
On August 18, 2023, the USDOC issued final affirmative determinations of circumvention with respect to certain CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to AD/CVD orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the U.S. during the two-year period prior to June 6, 2024—which had been authorized by the former President Biden on June 2022—were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the U.S. on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.

Additionally, in October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from fifteen countries. The USDOC has initiated investigations based on the petitions. Certain components in our trackers, including certain clamps, U-joints, and bearing housings are made using extruded aluminum. In September 2024, the USDOC released its final determination from their investigations against aluminum extrusions from multiple countries. On October 30, 2024, USITC voted to find no injury in its pending AD/CVD investigation, meaning that the USDOC’s AD/CVD orders will not go into effect. The coalition of petitioners may still appeal the USITC’s decision, and we will continue to monitor developments in the appeal process. If the USITC’s decision is overturned on appeal, the imposition of AD/CVD orders could negatively impact our business, financial condition, and results of operations.

On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee, an ad hoc coalition of domestic producers of CSPV cells and modules, filed a petition with the USDOC and the USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam. On May 20, 2025, the USITC made a final determination that U.S. industry had been materially injured by imports of CSPV cells, whether or not assembled into modules, from Malaysia and Vietnam and threatened with material injury by such imports from Cambodia and Thailand. On June 24, 2025, the USDOC issued AD/CVD orders that took effect on June 24, 2025. The rates under the AD/CVD orders vary from below 1% to more than 3,400%, depending on the relevant company.

On July 17, 2025, the Alliance for American Solar Manufacturing and Trade, a coalition of U.S.-based solar manufacturers, filed a petition with the USDOC and USITC seeking the imposition of AD/CVD tariffs on imports of CSPV cells and modules from India, Indonesia, and Laos. The petition alleges dumping margins of 213.96% for India, 89.65% for Indonesia, and 245.79% to 249.09% for Laos. The final determinations by the USDOC are expected sometime in the summer of 2026.

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

U.S. Trade Policy and Executive Orders
On February 1, 2025, President Trump issued executive orders directing the U.S. to impose new tariffs on imports from Canada, Mexico, and China, to take effect on February 4, 2025. On February 3, 2025, President Trump announced his intention to pause these tariffs on Canada and Mexico for a 30-day period. The tariffs impose an additional 25% ad valorem rate of duty on all imports from Canada and Mexico (other than imports of Canadian energy resources, which are subject to a 10% ad valorem rate of duty) and an additional 10% ad valorem rate of duty on all imports from China. On March 4, 2025, the previously announced 25% tariff on Canadian and Mexican goods took effect and the tariff on Chinese goods was doubled to 20%. On June 4, 2025 tariffs on steel and aluminum increased from 25% to 50% on all steel and aluminum coming from Canada. Further, on July 31, 2025, President Trump issued an executive order increasing the ad valorem rate on imports from Canada to 35%. President Trump also has threatened a 30% ad valorem rate on imports from Mexico, though those are not currently in effect.

On April 2, 2025, President Trump introduced a baseline reciprocal tariff rate of 10% on most countries and individualized rates on some countries of up to 50%. On April 9, 2025, President Trump increased tariffs for Chinese goods to 125% (making the tariff rate for certain products up to 145% due to the “stacking” nature of the relevant tariffs), while also issuing an executive order that the reciprocal tariffs that had been announced on April 2, 2025 for other countries would be reduced to a baseline rate of 10% for a period of 90 days starting on April 10, 2025. On July 7, 2025, President Trump extended the initial 90-day pause on the reciprocal tariffs (except for those relating to China) and maintained the 10% baseline rate until August 1, 2025. On July 31, 2025, President Trump announced via an executive order reciprocal tariffs above the 10% baseline rate for a number of countries; these rates became effective as of August 7, 2025. In November 2025, the Supreme Court heard arguments in a case challenging tariffs imposed under the IEEPA. In February 2026, the Supreme Court issued a ruling that IEEPA does not authorize the imposition of tariffs. Although the ruling has been issued, its implications for trade policy and related administrative actions remain uncertain. The Company is reviewing the decision and will evaluate its potential impact, including with respect to any potential refunds, as further information becomes available.

President Trump also launched a new Section 301 investigation into Brazil’s alleged unreasonable or discriminatory trade practices; initiated a new Section 232 investigation into imports of polysilicon and its derivatives and a new Section 232 investigation into imports of unmanned aircraft systems and their parts and components, among other Section 232 investigations; and announced a 50% tariff on imports of copper following the conclusion of a Section 232 investigation, effective August 1, 2025.

We are continuing to evaluate the potential impact of the imposition of the announced tariffs, the effect of the Supreme Court decision on tariffs described above, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the U.S. in 2025 and through the date of filing this Form 10-K in 2026 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of new tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

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

Concentrations of Major Customers
Our customer base consists primarily of solar developers, independent power producers, utilities and EPCs. We do not require collateral on our accounts receivable.

At December 31, 2025, our largest customer and five largest customers accounted for 13.4% and 29.8%, respectively, of total accounts receivable. At December 31, 2024, our largest and five largest customers constituted 9.0% and 31.0%, respectively, of total accounts receivable.

During the year ended December 31, 2025, our two largest customers accounted for approximately 13.7% and 12.2%, respectively, of total revenue. During the year ended December 31, 2024, our two largest customers accounted for approximately 15.6% and 11.9%, respectively, of total revenue. During the year ended December 31, 2023, our largest customer accounted for approximately 13.4% of total revenue.

Further, our accounts receivable are from companies within the solar industry and, as such, we are exposed to normal industry credit risk. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

Performance Measures
In managing our business and assessing financial performance, we supplement the information provided by the financial statements with other operating metrics. These operating metrics are utilized by our management to evaluate our business, measure our performance, identify trends affecting our business and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is MWs shipped, and specifically the change in MWs shipped from period to period.

MWs are measured for each individual project and are calculated based on the respective projects’ expected MW output once installed and fully operational.

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

Revenue
We generate revenue from the sale of solar tracking and fixed-tilt systems, foundation solutions, parts, software and services. Our customers include solar developers, independent power producers, utilities, and EPCs. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system, fixed-tilt system, foundation solution, and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars.

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

Our revenue growth is dependent on continued growth in the size and number of solar energy projects installed each year as well as our ability to grow or maintain market share in each geography in which we compete, expand our global footprint to new and evolving markets, grow our supply chain network and production capabilities to satisfy demand and continue to develop and introduce new and innovative products that integrate emerging technologies and meet the performance requirements of our customers.

A majority of our revenue is recognized over time as work progresses. For single performance obligations, we use an input measure, the cost-to-cost method, to determine progress. We review and update the contract related estimates on an ongoing basis and recognize adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of our outstanding performance obligations, and our ability to estimate the remaining costs to be incurred, which are substantially all material costs covered under our material supply agreements with our suppliers, we have not recorded any material catch-up adjustments for the periods presented that would have impacted revenues or EPS related to revisions in our measurement of remaining progress of our performance obligations.

Cost of Revenue and Gross Profit
Cost of product and service revenue consists primarily of product costs, including raw materials, purchased components, net of any incentives or rebates earned from our suppliers, salaries, wages and benefits of manufacturing personnel, freight, tariffs, customer support, product warranty, amortization of developed technology, and depreciation of manufacturing and testing equipment. Our product costs are affected by: (i) the underlying cost of raw materials, including steel and aluminum; (ii) component costs, including electric motors and gearboxes; (iii) technological innovation; and (iv) economies of scale and improvements in production processes and automation. We may experience disruptions to our supply chain and increased material and freight costs. When possible, we modify our production schedules and processes to mitigate the impact of these disruptions and cost increases on our margins. We do not currently hedge against changes in the price of our raw materials.

Gross profit may vary from quarter to quarter and is primarily affected by our volume, ASPs, product costs, project mix, customer mix, geographical mix, commodity prices, logistics rates, warranty costs, and seasonality. Gross profit will also be impacted by tax incentives we can recognize, for example ICMS value added tax benefits in Brazil, which will discontinue in 2033.

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, R&D costs, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, credit loss provision, and professional fees. We currently have a sales presence in the U.S. and across North America, Latin America, Europe, the Middle East, Asia and Australia, with the majority of our sales in the U.S. We intend to continue to expand our sales presence and marketing efforts to additional countries.

Contingent consideration consists of the changes in fair value of the tax receivable agreement (“TRA”) entered into with a former indirect stockholder, concurrent with the acquisition of Array Technologies Patent Holdings Co., LLC by Former Parent, as well as the Earnout Consideration associated with the APA Purchase Agreement. The TRA liability and Earnout Consideration were recorded and subsequent changes in the fair value are recognized in earnings. See Note 15 – Commitments and Contingencies for discussion and analysis of the TRA and Earnout Consideration.
Depreciation consists of costs associated with property, plant and equipment not used in manufacturing of our products. We expect that as we continue to grow both our revenue and our general and administrative personnel, we may require some additional property, plant and equipment to support this growth resulting in additional depreciation expense.

Amortization consists of the expense recognized over the expected period of use of our developed technology, computer software, customer relationships, contractual backlog, and the STI and APA trade name intangible assets. Amortization related to certain acquired intangible assets is recorded as Total cost of revenue under the caption “Amortization of developed technology.”

Non-Operating Expenses
Interest income consists of interest earned on our cash and cash equivalents balance.

Interest expense consists of interest and other charges paid in connection with our Senior Secured Credit Facility, the Convertible Notes, and other debt held by our operations outside of the U.S.

We are subject to U.S. federal, state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Reportable Segments
We report our results of operations in two segments; the Array legacy operating segment (“Array Legacy Operations”) and the legacy STI operating segment (“STI Operations”). The segment amounts included in this Item 7. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 21 – Segment and Geographic Information in the accompanying notes to the consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenue	$1,284,141	$915,807	$368,334	40%
Cost of revenue:
Cost of product and service revenue	938,552	603,572	334,980	55%
Inventory valuation charge	29,516	—	29,516	100%
Amortization of developed technology and backlog	17,520	14,558	2,962	20%
Total cost of revenue	985,588	618,130	367,458	59%
Gross profit	298,553	297,677	876	—%

Operating expenses:
General and administrative	198,612	160,567	38,045	24%
Change in fair value of contingent consideration	177	125	52	42%
Depreciation and amortization	26,199	36,086	(9,887)	(27)%
Long-lived assets impairment	—	91,904	(91,904)	(100)%
Goodwill impairment	102,560	236,000	(133,440)	(57)%
Total operating expenses	327,548	524,682	(197,134)	(38)%

Loss from operations	(28,995)	(227,005)	198,010	(87)%

Interest income	11,852	16,777	(4,925)	(29)%
Interest expense	(27,331)	(34,825)	7,494	22%
Foreign currency gain (loss), net	2,042	(4,515)	6,557	145%
Gain on extinguishment of debt, net	14,207	—	14,207	(100)%
Other expense, net	(992)	(1,008)	16	2%
Total other expense	(222)	(23,571)	(23,349)	(99)%

Loss before income tax expense (benefit)	(29,217)	(250,576)	221,359	(88)%
Income tax expense (benefit)	23,018	(10,182)	33,200	(326)%
Net loss	$(52,235)	$(240,394)	$188,159	(78)%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands):

	Year Ended December 31,		Increase/Decrease
Revenue:	2025	2024	$	%
Array Legacy Operations	$1,070,478	$661,629	$408,849	62%
STI Operations	213,663	254,178	(40,515)	(16)%
Total	$1,284,141	$915,807	$368,334	40%

Gross Profit:
Array Legacy Operations	$299,992	$270,031	$29,961	11%
STI Operations	(1,439)	27,646	(29,085)	(105)%
Total	$298,553	$297,677	$876	—%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue
Consolidated revenue for the year ended December 31, 2025 increased by $368.3 million, or 40%, compared to the year ended December 31, 2024, primarily driven by higher revenue from Array Legacy Operations of 62%, partially offset by a 16% decline in STI Operations revenue.

Revenue from Array Legacy Operations, inclusive of contributions from APA, increased by $408.8 million, or 62%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by an increase of approximately 62% in volume.

Revenue from STI Operations decreased by $40.5 million, or 16%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease of approximately 20% in volume, partially offset by a 5% increase in ASP.

Cost of Revenue and Gross Profit
Consolidated cost of revenue increased by $367.5 million, or 59%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, in line with higher volume.

Consolidated gross profit increased by $0.9 million, or 0.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Consolidated gross margin decreased to 23% for the year ended December 31, 2025, as compared to 33% during the same period in the prior year.

Array Legacy Operations gross profit, inclusive of contributions from APA, increased by $30.0 million, or 11%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Gross margin decreased to 28% from 41% for the years ended December 31, 2025 and 2024, respectively. The decrease in gross margin was driven by a 22% increase in CPW, attributable to 13% higher tariffs, 6% from reduction in 45x amortization, and 3% from inflationary cost pressures. In addition, gross margin during the year ended December 31, 2024, included a one-time benefit of $4.0 million related to a settlement with a supplier, which was recorded as a reduction to Cost of product and service revenue.

STI Operations gross profit decreased by $29.1 million, or 105%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Gross margin for STI Operations decreased to (1)% from 11% for the years ended December 31, 2025 and 2024, driven primarily by a 5% increase in ASP that was more than offset by a 16% increase in CPW from a one-time inventory valuation charge of $29.5 million and a 3% increase in CPW from inflationary cost pressures.

Operating Expenses
Consolidated general and administrative expenses, inclusive of APA, increased by $38.0 million, or 24%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $17.7 million increase in total compensation costs during the year ended December 31, 2025, the absence of $3.0 million in favorable one-time variable compensation adjustments recorded during the year ended December 31, 2024, $16.9 million in acquisition-related expenses and deferred compensation, and a $0.4 million increase in other costs.

Change in the fair value of contingent consideration, inclusive of APA, resulted in a loss of $0.2 million for the year ended December 31, 2025, driven by a $0.4 million increase in the fair value of the TRA liability, partially offset by a $0.2 million decrease in the fair value of the Earnout Consideration.

Consolidated depreciation and amortization expense, inclusive of APA, for the year ended December 31, 2025 decreased $9.9 million, or 27%, primarily due to certain assets acquired becoming fully amortized or fully impaired at December 31, 2024, partially offset by $3.5 million of incremental depreciation and amortization related to fixed and intangible assets acquired in the APA Acquisition.

During the years ended December 31, 2025 and 2024, the Company identified certain indicators of impairment related to the STI Operations reporting unit, which resulted in an impairment of goodwill and long-lived assets of $102.6 million and $327.9 million, respectively.

Other (Expense) Income, Net
Other expense was $1.0 million for both years ended December 31, 2025 and 2024. Other expense primarily consists of miscellaneous income and expense items.

Interest Income
Consolidated interest income for the year ended December 31, 2025 decreased by $4.9 million, or 29%, as compared to the year ended December 31, 2024, primarily as a result of lower yields on our cash management program.

Foreign Currency (Gain) Loss
Consolidated foreign currency gain was $2.0 million during the year ended December 31, 2025, due to currency movements related to monetary assets and liabilities denominated in currencies other than the respective functional currencies of the transacting entities. Consolidated foreign currency loss was $4.5 million during the year ended December 31, 2024, due to certain monetary assets and liabilities denominated in currencies other than the Brazilian real, which weakened significantly during 2024.

Interest Expense
Consolidated interest expense for the year ended December 31, 2025 decreased by $7.5 million, or 22%, compared to the year ended December 31, 2024, primarily due to refinancing with lower interest debt and changes in interest rates on our variable rate obligations.

Income Tax Expense (Benefit)
Consolidated income tax expense for the year ended December 31, 2025 increased by $33.2 million, or 326%, compared to the year ended December 31, 2024, shifting from an income tax benefit of $10.2 million in 2024 to income tax expense of $23.0 million in 2025. The increase in tax expense was primarily due to a decrease in our pre-tax loss, as we recorded a pre-tax loss of $29.2 million in 2025, compared to a pre-tax loss of $250.6 million in 2024.

An impairment charge of $102.6 million in 2025 for goodwill was reversed for tax purposes resulting in positive taxable income. The impairment reversal resulted in additional tax expense of approximately $22.3 million. A $10.2 million valuation allowance related to the inventory valuation charge and debt restructuring charge was accrued for Brazil. The APA acquisition added new state tax filing requirements and increased the Company’s apportioned income in existing states. Other book-tax basis differences attributed to the increased tax expense as well.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
A discussion and analysis covering the comparison of the year ended December 31, 2024, to the year ended December 31, 2023, is included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025.

Liquidity and Capital Resources
Financing Transactions
Series A Shares
For more information related to the 2022 and 2021 issuances of Series A Shares, see Note 11 – Redeemable Perpetual Preferred Stock, in the accompanying notes to the consolidated financial statements.

Debt Obligations
Senior Secured Credit Facility
On October 14, 2020, the Company entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of: (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”); and (ii) a $200 million senior secured five-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021, February 26, 2021, March 2, 2023, and May 1, 2025 (the “Fourth Amendment”). The Fourth Amendment, among other things: (y) refinanced the Revolving Credit Facility with new revolving commitments and loans thereunder, reducing the total commitments to $166 million and extending the maturity date to October 14, 2028; and (z) revised the Consolidated First Lien Secured Leverage Ratio as applicable under Section 7.09 (Financial Covenant) of the Credit Agreement from 7.10:1.00 to 5.50:1.00.

On February 18, 2026, Array Tech, Inc. (f/k/a Array Technologies, Inc.) (the “Borrower”), a New Mexico corporation and wholly-owned subsidiary of the Company, entered into that certain Amendment No. 5 to Credit Agreement (the “Fifth Amendment”), by and among the Borrower, the Company’s wholly-owned subsidiary ATI Investment Sub, Inc., as holdings (“Holdings”), Goldman Sachs Bank USA, as administrative agent and collateral agent (“Goldman Sachs”), and the Lenders (as defined in the Fifth Amendment), to the Credit Agreement. The Fifth Amendment: (i) increases the revolving credit facility commitments under the original Credit Agreement from $166,000,000 to $370,000,000; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18, 2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.

For further discussion regarding our debt obligations see Note 10 – Debt, in the accompanying notes to the consolidated financial statements.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources. As of December 31, 2025, we posted surety bonds totaling approximately $215.5 million.

Cash Flows (in thousands)

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$101,785	$153,980
Net cash used in investing activities	(187,888)	(9,572)
Net cash used in financing activities	(38,053)	(11,844)
Effect of exchange rate changes on cash and cash equivalent balances	5,999	(17,503)
Net change in cash and cash equivalents	$(118,157)	$115,061

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

As of December 31, 2025, our cash balance was $244.4 million, of which $32.3 million was held outside the U.S., and net working capital was $492.0 million. We had $137.9 million available to us under our $166.0 million Revolving Credit Facility.

As amended by the Fourth Amendment, the Revolving Credit Facility had total commitments of $166.0 million at December 31, 2025 and a maturity date of October 14, 2028.

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

Operating Activities
For the year ended December 31, 2025, cash provided by operating activities was $101.8 million attributable to cash generated from earnings of $156.8 million, partially offset by a net cash outflow of $55.0 million from changes in our operating assets and liabilities.

Investing Activities
For the year ended December 31, 2025, cash used in investing activities was $187.9 million, of which $164.9 million related to cash consideration transferred to acquire APA, net of cash obtained in the acquisition, $22.0 million related to purchases of property, plant and equipment, and $1.0 million related to an additional equity investment.

Financing Activities
For the year ended December 31, 2025, net cash used in financing activities was $38.1 million. This was primarily driven by a $233.9 million repayment on our Term Loan Facility, $174.4 million repayment of other debt, $78.4 million repurchase of 2028 Convertible Notes, and $35.1 million premium paid in connection with the purchase of the 2031 Capped Calls, partially offset by an increase of $334.6 million and $151.1 million from net proceeds from the issuance of 2031 Convertible Notes and proceeds from the issuance of other debt, respectively, after deducting initial purchasers’ discounts and offering expenses.

Discussion of Historical Cash Flows for the Years Ended December 31, 2024 and 2023
A discussion and analysis covering historical cash flows for the years ended December 31, 2024 and 2023, is included in our Annual Report on Form 10-K filed with the SEC on March 3, 2025.

APA Acquisition Earnout Consideration and Deferred Consideration
As discussed in Note 3 – Acquisition in the accompanying notes to the consolidated financial statements, the Purchase Agreement includes provisions providing for the Earnout Consideration and the payment of the Deferred Consideration of approximately $40.0 million. Each of the Deferred Consideration and the Earnout Consideration are described in more detail below.

Earnout Consideration
The Purchase Agreement includes an earnout provision pursuant to which Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028. The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The principal Seller continues to assume the managerial responsibilities of APA. For a discussion of the accounting of the Earnout Consideration, see “–Business Combinations” below.

Deferred Consideration
The Deferred Consideration which will be payable to Seller in three installments (each, a “Deferred Consideration Installment”): (i) within five business days after the first anniversary of the Closing Date, an amount equal to 50% of the Deferred Consideration; (ii) on December 31, 2026, an amount equal to (A) 50% of the Deferred Consideration multiplied by (B) the proportion of the two-year period from the Closing Date to the second anniversary of the Closing Date that has elapsed as of December 31, 2026; and (iii) within five business days after the second anniversary of the Closing Date, an amount equal to the remaining balance of the Deferred Consideration. As more fully described in the Purchase Agreement, the Deferred Consideration Installments are subject to reduction if certain equity holders of Seller cease to be employees of the Company under certain circumstances. Each Deferred Consideration Installment will, at the Company’s election, be paid; (x) in cash; (y) through the issuance of shares of Company common stock, par value $0.001 per share, valued at the closing price on the trading day immediately preceding the applicable Deferred Consideration anniversary (if any such shares are issued, the “Deferred Consideration Shares”); or (z) by any combination of the foregoing. As the Deferred Consideration Installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

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

Business Combinations
We completed one business combination for purchase consideration of $185.4 million during the year ended December 31, 2025. In accordance with Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and were sensitive to changes in underlying assumptions, estimates and market factors. The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Trade name), and Replacement Cost Method

(Developed technology and Computer software and other). The significant fair value inputs used to estimate the fair value of the identifiable intangible assets include a discount rate and revenue and expense projections.

Earnout Consideration
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

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of December 31, 2025, the Earnout Consideration was estimated to have a fair value of $22.4 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Changes in fair value of contingent consideration in the accompanying consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of: (i) the number of reporting units; (ii) the goodwill and other assets and liabilities to be allocated to the reporting units; and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis using the income approach, with the resulting value compared to the Guideline Public Company method (“GPC”) marketplace EBITDA multiples to corroborate the fair value of the reporting unit.

During the fourth quarter of 2025, the Company updated the long-term projections for its reporting units as part of its annual goodwill impairment testing process. These projections reflect local market conditions, expected market share, strategic changes, and other key assumptions. For STI Operations, the updated projections incorporated the Company’s fourth-quarter 2025 decision to phase out a version of the H250 product that was not compatible with SmarTrack® and to focus instead on the SmarTrack®-compatible version introduced in 2024. The projections also reflected management’s intent to begin selling and distributing the Company’s flagship tracker, DuraTrack®, through STI in the future. These changes, together with local market conditions experienced during the fourth quarter of 2025, significantly reduced projected cash flows and indicated potential impairment related to the Company’s STI Operations reporting unit as of December 31, 2025. Although the Company did not identify indicators of impairment related to the Company’s Array Legacy Operations reporting unit as of December 31, 2025, Management, with the assistance of a third-party valuation specialist, elected to perform quantitative goodwill impairment tests of both the Array Legacy Operations and STI Operations reporting units as of December 31, 2025.

During the quarters ended September 30, 2024 and December 31, 2024, the Company experienced a sustained decline in its stock price, which hit a 52-week low during the third quarter of 2024 and again during the fourth quarter of 2024, resulting in a decrease in market capitalization. In addition, the Company updated its long-term projections for the Company’s reporting units as of September 30, 2024 and December 31, 2024 and evaluated the execution risk associated with the Company’s projections and market conditions. As a result, the Company identified indicators of impairment related to the Company’s reporting units during the third and fourth quarters of 2024. Management, with the assistance of a third-party valuation specialist, performed quantitative goodwill impairment tests of the Array Legacy Operations and STI Operations reporting units as of September 30, 2024 and December 31, 2024.

The estimated fair value of the Array Legacy Operations reporting unit was significantly higher than the carrying balance of the reporting unit as of each of the testing dates. The fair value of the Array Legacy Operations and STI Operations reporting units were determined using the income approach and then compared to the GPC marketplace EBITDA multiples to corroborate the fair value of the reporting unit. As a result of these tests, the Company recorded impairments to goodwill totaling $102.6 million and $236.0 million during years ended December 31, 2025 and 2024, respectively, related to STI Operations reporting unit. Subsequent to recording the impairment of goodwill, the Company reconciled the overall market capitalization of the Company, within a reasonable range, to the sum of the estimated fair values of both of the Company’s reporting units.

The significant assumptions used in determining the fair value of the Company’s reporting units primarily relate to the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used in the discounted cash flow model under the income approach. Under the GPC method, the selection of EBITDA multiples to be used requires significant judgment.

The most significant assumption used in determining the estimated fair value of STI Operations is the discount rate assumption. Refer also to Note 7 - Goodwill, Long-Lived Assets, and Other Intangible Assets for further information.

Long-Lived Assets
When events, circumstances or operating results indicate that the carrying values of long-lived assets, including our finite lived intangible assets, might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset groupings eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets. The Company identified indicators of impairment during the years ended December 31, 2025 and 2024 associated with the STI Operations asset groups, and as a result, performed an undiscounted cash flow tests on the same dates that the reporting unit goodwill was tested for impairment. The sum of the undiscounted cash flows exceeded the carrying balances for each of the STI Operations asset groups as of December 31, 2025. However, the sum of the undiscounted cash flows was less than the carrying balance for one of the STI Operations asset groups as of December 31, 2024.

As a result, with the assistance of a third-party valuation specialist, management estimated the fair value of the asset group as of December 31, 2024, and recorded an impairment loss of $91.9 million, which was allocated to the long-lived assets of the group on a pro rata basis on the difference between the estimated fair value of the asset group and its carrying value. In determining the fair value of the asset group, the Company used a DCF analysis using the income approach with the resulting value compared to GPC marketplace EBITDA multiples to corroborate the fair value of the reporting unit. The significant assumptions used in determining the fair value of the asset group are similar to the significant assumptions used in determining the fair value the Company’s reporting units. Refer to Note 7 - Goodwill, Long-Lived Assets, and Other Intangible Assets for further information.

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

Concentrations of Major Customers
Our customer base consists primarily of solar developers, independent power producers, utilities and EPCs. We do not require collateral on our accounts receivable.

At December 31, 2025, our largest customer and five largest customers accounted for 13.4% and 29.8%, respectively, of total accounts receivable. At December 31, 2024, our largest and five largest customers constituted 9.0% and 31.0%, respectively, of total accounts receivable.

During the year ended December 31, 2025, our two largest customers accounted for approximately 13.7% and 12.2%, respectively, of total revenue. During the year ended December 31, 2024, our two largest customers accounted for approximately 15.6% and 11.9%, respectively, of total revenue. During the year ended December 31, 2023, our largest customer accounted for approximately 13.4% of total revenue.

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

Interest Rate Risk
As of December 31, 2025, our long-term debt, net of discounts and issuance costs, was $658.7 million, of which $12.8 million is subject to variable-rate interest agreements and is therefore subject to future changes in interest rates. Accordingly, a 50 basis point change in interest rates would impact our expected annual interest expense for the next 12 months by approximately $0.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which appears herein.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. Management implemented remediation measures during 2024, and as disclosed in our annual report on Form 10-K for the year ended December 31, 2024, concluded that these material weaknesses were remediated as of December 31, 2024. There were no material weaknesses in internal control over financial reporting as of December 31, 2025..

We completed the APA Acquisition during the quarter ended September 30, 2025, and are in the process of integrating their operations and internal controls, which we expect to finish within one year of acquisition. In accordance with SEC guidance, our December 31, 2025 assessment of internal controls excludes the internal control activities of APA, which represented approximately 9% of total consolidated assets of the Company at December 31, 2025, excluding goodwill and intangible assets, which are included within the scope of management’s assessment, and represented approximately 4% of total consolidated revenues of the Company for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Trading Plans
From time to time, our directors and executive officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended December 31, 2025, none of our directors or executive officers adopted, amended or terminated any such plan or trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025 pursuant to Regulation 14A under the Exchange Act in connection with our 2026 Annual Meeting of Stockholders, or the “Proxy Statement,” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement and, in accordance with General Instruction G to Form 10-K, is hereby incorporated herein by reference.

Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by the Company, our directors, officers and employees of the Company and its subsidiaries. A copy of this policy is filed as an exhibit to this Annual Report on Form 10-K. Generally, our insider trading policy prohibits our directors, officers and employees from holding our common stock in a margin account or entering into hedging transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, because such transactions may permit a director, officer or employee to continue to own securities obtained through our employee benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, the individual may no longer have the same objectives as our other stockholders.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.
The financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
2.1	Equity Purchase Agreement, dated June 17, 2025, by and among STINorland USA, Inc., Array Technologies, Inc., APA Solar, LLC, SunHoldings, LLC and the Guarantors party thereto.	8-K	06/18/2025	2.1
2.2	First Amendment to Equity Purchase Agreement, dated August 14, 2025, by and among STINorland USA, Inc., Array Technologies, Inc., APA Solar, LLC, SunHoldings, LLC, and the Guarantors party thereto.	8-K	08/14/2025	2.2

		Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	08/11/2021	3.1
4.1	Description of securities registered under Section 12 of the Exchange Act	10-K	03/10/2021	4.1
4.2	Indenture, dated December 3, 2021, among Array Technologies, Inc. and U.S. Bank National Association	8-K	12/07/2021	4.1
4.3	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.2)	8-K	12/07/2021	4.1
4.4	Indenture, dated June 27, 2025, between Array Technologies, Inc. and U.S. Bank Trust Company, National Association.	8-K	06/27/2025	4.1
4.5	Form of 2.875% Convertible Senior Note due 2031 (included in Exhibit 4.4)	8-K	06/27/2025	4.2
10.1	Registration Rights Agreement, dated August 10, 2021, by and between Array Technologies, Inc. and BCP Helios Aggregator L.P.	8-K	08/11/2021	10.2
10.2	Registration Rights Agreement, dated January 11, 2022, by and among Array Technologies, Inc. and the holders identified therein	8-K	01/11/2022	10.1
10.3	Credit Agreement, dated October 14, 2020, by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) from time to time party thereto	8-K	10/19/2020	10.2
10.4	Amended and Restated ABL Credit and Guarantee Agreement, dated March 23, 2020, by and among ATI Investment Holdings, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	S-1/A	10/14/2020	10.1
10.5	Tax Receivable Agreement, dated July 8, 2016, between Array Tech, Inc. (f/k/a Array Technologies, Inc.) and Ron P. Corio	S-1/A	10/14/2020	10.3
10.6+	Array Technologies, Inc. 2020 Long-Term Incentive Plan	S-1/A	10/7/2020	10.4
10.7+	Amended and Restated Array Technologies, Inc. 2020 Long-Term Incentive Plan	10-K	3/3/2025	10.7
10.8+	Array Technologies, Inc. 2021 Employee Stock Purchase Plan	S-8	6/29/2022	10.1
10.9+	Form of RSU Grant Notice and Award Agreement (Employees)	S-8	10/19/2020	10.2
10.10+	Form of RSU Grant Notice and Award Agreement (Directors)	S-8	10/19/2020	10.3
10.11+	Form of PSU Grant Notice and Award Agreement	10-K	3/3/2025	10.11
10.12+	Offer Letter of Employment, dated April 3, 2022, between Array Tech, Inc. and Kevin Hostetler	8-K	4/5/2022	10.1

		Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
10.13+	Offer Letter of Employment, dated November 28, 2022, between Array Tech, Inc. and Neil Manning	10-K	2/28/2024	10.13
10.14+	Offer Letter of Employment, dated July 25, 2022, between Array Tech, Inc. and Terrance Collins	10-K	2/28/2024	10.11
10.15+	Offer Letter of Employment, dated December 1, 2024, between Array Tech, Inc. and H. Keith Jennings	8-K	12/03/2024	10.1
10.16+	Offer Letter of Employment, dated November 18, 2023, between Array Tech, Inc. and James Zhu	10-K	03/03/2025	10.16
10.17+	Amended and Restated Array Technologies, Inc. Executive Severance and Change in Control Plan	10-K	03/03/2025	10.17
10.18+	Transition and Separation Agreement, dated June 5, 2024, by and between Array Technologies, Inc. and Kurt Wood	8-K	08/08/2024	10.2
10.19+	Form of Director and Officer Indemnification Agreement	S-1/A	10/14/2020	10.11
10.20	Amendment No. 1, dated February 23, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	10-K	03/10/2021	10.14
10.21	Amendment No. 2, dated February 26, 2021, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	8-K	03/02/2021	10.1
10.22	Form of Capped Call Confirmation	8-K	12/07/21	10.1
10.23+	Array Technologies, Inc. Deferred Compensation Plan	8-K	5/24/2024	10.1
10.24	Industrial Triple Net Lease, dated May 31, 2024, by and between GDC Sunshine, LLC and Array Tech, Inc.	10-K	3/3/2025	10.26
10.25	Amendment No. 3, dated March 2, 2023, to the credit agreement by and among Array Tech, Inc. (f/k/a Array Technologies, Inc.), as borrower, ATI Investment Sub, Inc. as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the lenders from time to time party thereto	10-Q	5/10/2023	10.1
10.26	Amendment No. 4 to the Credit Agreement, dated as of May 1, 2025, by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc. as holdings, Goldman Sachs Bank USA, as administrative agent, and the additional lenders party thereto (in such capacities indicated therein)	10-Q	5/6/2025	10.2
10.27+	Offer Letter of Employment, dated December 29, 2024, Array Tech, Inc. and Gina Gunning	10-Q	5/6/2025	10.1
10.28	Form of Capped Call Confirmation.	8-K	6/27/2025	10.1
10.29+	Amendment No. 1 to Transition and Separation Agreement, dated August 4, 2025, between Array Technologies, Inc. and Kurt Wood	10-Q	8/7/2025	10.3
10.30+†	Form of PSU Grant Notice and Award Agreement	10-Q	11/5/2025	10.1
10.31	First Amendment to Exhibit B “Construction Agreement” to Industrial Triple Net Lease, dated July 25, 2024 by and between GDC Sunshine, LLC and Array Tech, Inc.	10-Q	11/5/2025	10.2

		Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
10.32†	Second Amendment to Industrial Triple Net Lease, dated September 26, 2024, by and between GDC Sunshine, LLC and Array Tech, Inc.	10-Q	11/5/2025	10.3
10.33†	Third Amendment to Industrial Triple Net Lease, dated October 4, 2025, by and between GDC Sunshine, LLC and Array Tech, Inc.	10-Q	11/5/2025	10.4
10.34	Amendment No. 5 to the Credit Agreement, dated as of February 18, 2026, by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc. as holdings, Goldman Sachs Bank USA, as administrative agent, and the additional lenders party thereto (in such capacities indicated therein)	8-K	2/18/2026	10.1
19.1	Insider Trading Policy of Registrant	10-K	3/3/2025	19.1
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
97	Array Technologies, Inc. Clawback Policy	10-K	2/28/2024	97
101	Interactive Data Files
104	Cover Page Interactive Data File

* Filed herewith
** This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+ Indicates management contract or compensatory plan.
† Certain schedules and attachments have been omitted pursuant to Regulation S-K Item 601(a)(5) and will be furnished on a supplemental basis to the SEC upon request.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2026.

Array Technologies, Inc.
By:	/s/ Kevin Hostetler
Kevin Hostetler
Chief Executive Officer and
Member of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer and
/s/ Kevin Hostetler	Member of the Board of Directors	February 25, 2026
Kevin Hostetler	(Principal Executive Officer)

/s/ H. Keith Jennings	Chief Financial Officer	February 25, 2026
H. Keith Jennings	(Principal Financial Officer)

/s/ James Zhu	Chief Accounting Officer	February 25, 2026
James Zhu	(Principal Accounting Officer)

/s/ Brad Forth	Chairman of the Board of Directors	February 25, 2026
Brad Forth

/s/ Troy Alstead	Member of the Board of Directors	February 25, 2026
Troy Alstead

/s/ Orlando D. Ashford	Member of the Board of Directors	February 25, 2026
Orlando D. Ashford

/s/ Jayanthi Iyengar	Member of the Board of Directors	February 25, 2026
Jayanthi Iyengar

/s/ Bilal Khan	Member of the Board of Directors	February 25, 2026
Bilal Khan

/s/ Tracy Jokinen	Member of the Board of Directors	February 25, 2026
Tracy Jokinen

Signature	Title	Date

/s/ Gerrard Schmid	Member of the Board of Directors	February 25, 2026
Gerrard Schmid

INDEX TO FINANCIAL STATEMENTS
Array Technologies, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Array Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Array Technologies, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in redeemable perpetual preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – STI Operations– Refer to Note 2 and 7 to the financial statements

Critical Audit Matter Description

The Company’s goodwill for its STI Operations reporting unit (“STI”) is tested annually for impairment during the fourth quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of STI’s goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company used a quantitative approach for goodwill to determine the fair value of STI based upon the discounted cash flow method, which was compared to an indication of value using the guideline publicly traded companies method. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the discount rate. The comparison of the fair value of the reporting unit to the marketplace multiples determined under the guideline publicly traded companies method requires management to make assumptions related to the selection EBITDA multiples. As of the December 31, 2025 testing date, the carrying value of STI exceeded its estimated fair value, and as a result, the Company recorded an impairment totaling $102.6 million during the year ended December 31, 2025.

Given the significant judgments made by management to estimate the fair value of STI, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue growth rates, and EBITDA margins, as well as the selection of the discount rate and the comparison of the fair value to marketplace multiples, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue growth rates and EBITDA margins ("forecasts"), the selection of the discount rate and the comparison of the marketplace multiples for STI included the following, among others:

•We tested the effectiveness of controls over management's determination of the estimated fair value of STI, such as controls related to management's forecasts and the selection of the discount rate, and market multiples used.

•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) internal communications, (3) inquiry with non-accounting personnel and (4) forecasted information included in industry reports that STI operates within.

•With the assistance of our fair value specialists, we evaluated (1) the valuation methodologies used, (2) the marketplace multiples used by management to compare to the discounted cash flow fair value, and (3) the discount rate used in determining the present value of the expected cash flows by developing independent estimates and comparing those to the rate selected by management.

•We considered the impact of (1) changes in the industry and (2) current macroeconomic factors on management's forecasts by analyzing key inputs of the forecast and evaluating the reasonableness and trends of the key inputs as a comparison to changes in the industry and current macroeconomic factors.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 25, 2026
We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Array Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Array Technologies, Inc. (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at APA Solar, LLC, which was acquired on August 14, 2025, and whose financial statements represented approximately 9% of total consolidated assets, excluding goodwill and intangible assets, which are included within the scope of management's assessment, and represented approximately 4% of total consolidated revenues of the Company as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at APA Solar, LLC.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Tempe, Arizona
February 25, 2026

Array Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$244,388	$362,992
Restricted cash	1,596	1,149
Accounts receivable, net	271,578	275,838
Inventories, net	150,374	200,818
Prepaid expenses and other	201,108	157,927
Total current assets	869,044	998,724

Property, plant and equipment, net	58,225	26,222
Lease assets	97,088	16,384
Goodwill	135,173	160,189
Other intangible assets, net	238,579	181,409
Deferred income tax assets	23,965	17,754
Other assets	29,718	25,317
Total assets	$1,451,792	$1,425,999

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$143,994	$172,368
Accrued expenses and other	54,289	91,183
Income tax payable	4,687	5,227
Deferred revenue	128,433	119,775
Current portion of contingent consideration	14,551	1,193
Current portion of warranty liability	10,844	2,063
Current portion of lease liabilities	7,662	5,600
Current portion of debt	10,315	30,714
Other current liabilities	2,237	9,691
Total current liabilities	377,012	437,814

Deferred income tax liabilities	22,133	21,398
Contingent consideration, net of current portion	12,739	7,868
Warranty liability, net of current portion	5,466	4,830
Lease liabilities, net of current portion	89,552	15,128
Long-term debt, net of current portion	658,664	646,570
Other long-term liabilities	25,838	3,556
Total liabilities	1,191,404	1,137,164

Commitments and contingencies (Note 15)

Array Technologies, Inc.
Consolidated Balance Sheets (continued)
(in thousands, except shares and par value)

	December 31,
	2025	2024
Series A Redeemable Perpetual Preferred Stock: $0.001 par value; 500,000 shares authorized; 490,829 and 460,920 issued, respectively; liquidation preference of $493.1 million at both dates	466,728	406,931

Stockholders’ equity
Preferred stock $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock $0.001 par value - 1,000,000,000 shares authorized; 152,779,614 and 151,951,652 shares issued at respective dates	152	151
Additional paid-in capital	226,848	297,780
Accumulated deficit	(422,859)	(370,624)
Accumulated other comprehensive loss	(10,481)	(45,403)
Total stockholders’ equity	(206,340)	(118,096)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,451,792	$1,425,999

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,284,141	$915,807	$1,576,551
Cost of revenue:
Cost of product and service revenue	938,552	603,572	1,146,442
Inventory valuation charge	29,516	—	—
Amortization of developed technology and backlog	17,520	14,558	14,558
Total cost of revenue	985,588	618,130	1,161,000
Gross profit	298,553	297,677	415,551

Operating expenses:
General and administrative	198,612	160,567	159,535
Change in fair value of contingent consideration	177	125	2,964
Depreciation and amortization	26,199	36,086	38,928
Long-lived assets impairment	—	91,904	—
Goodwill impairment	102,560	236,000	—
Total operating expenses	327,548	524,682	201,427

(Loss) income from operations	(28,995)	(227,005)	214,124

Interest income	11,852	16,777	8,330
Interest expense	(27,331)	(34,825)	(44,229)
Foreign currency gain (loss), net	2,042	(4,515)	(53)
Gain on extinguishment of debt, net	14,207	—	—
Other expense, net	(992)	(1,008)	(1,015)
Total other expense	(222)	(23,571)	(36,967)

(Loss) income before income tax expense (benefit)	(29,217)	(250,576)	177,157
Income tax expense (benefit)	23,018	(10,182)	39,917
Net (loss) income	(52,235)	(240,394)	137,240
Preferred dividends and accretion	59,797	55,670	51,691
Net (loss) income to common shareholders	$(112,032)	$(296,064)	$85,549

(Loss) income per common share
Basic	$(0.73)	$(1.95)	$0.57
Diluted	$(0.73)	$(1.95)	$0.56

Weighted average common shares outstanding
Basic	152,537	151,754	150,942
Diluted	152,537	151,754	152,022

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(52,235)	$(240,394)	$137,240
Foreign currency translation(1)	34,922	(90,213)	36,385
Comprehensive (loss) income	$(17,313)	$(330,607)	$173,625
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	406	$299,570	—	$—	150,513	$150	$383,176	$(267,470)	$8,425	$124,281
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	686	1	—	—	—	1
Employee purchase plan	—	—	—	—	43	—	147	—	—	147
Equity-based compensation	—	—	—	—	—	—	15,454	—	—	15,454
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,061)	—	—	(1,061)
Preferred cumulative dividends plus accretion and commitment fees	26	51,690	—	—	—	—	(53,199)	—	—	(53,199)
Net income	—	—	—	—	—	—	—	137,240	—	137,240
Foreign currency translation	—	—	—	—	—	—	—		36,385	36,385
Balance, December 31, 2023	432	351,260	—	—	151,242	151	344,517	(130,230)	44,810	259,248
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	648	—	—	—	—	—
Employee purchase plan	—	—	—	—	62	—	1,701	—	—	1,701
Equity-based compensation	—	—	—	—	—	—	8,985	—	—	8,985

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,752)	—	—	(1,752)
Preferred cumulative dividends plus accretion	28	55,671	—	—	—	—	(55,671)	—	—	(55,671)
Net loss	—	—	—	—	—	—	—	(240,394)	—	(240,394)
Foreign currency translation	—	—	—	—	—	—	—	—	(90,213)	(90,213)
Balance, December 31, 2024	460	406,931	—	—	151,952	151	297,780	(370,624)	(45,403)	(118,096)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	725	1	—	—	—	1
Employee purchase plan	—	—	—	—	103	—	732	—	—	732
Equity-based compensation	—	—	—	—	—	—	15,361	—	—	15,361
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(539)	—	—	(539)
Purchase of 2031 Capped Calls, net of tax effect	—	—	—	—	—	—	(26,689)	—	—	(26,689)
Preferred cumulative dividends plus accretion	30	59,797	—	—	—	—	(59,797)	—	—	(59,797)
Net loss	—	—	—	—	—	—	—	(52,235)	—	(52,235)
Foreign currency translation	—	—	—	—	—	—	—	—	34,922	34,922

Array Technologies, Inc.
Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2025	490	$466,728	—	$—	152,780	$152	$226,848	$(422,859)	$(10,481)	$(206,340)

See accompanying Notes to Consolidated Financial Statements.

Array Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(52,235)	$(240,394)	$137,240
Adjustments to net (loss) income:
Goodwill impairment	102,560	236,000	—
Impairment of long-lived assets	—	91,904	—
Provision for credit losses	912	2,058	2,527
Deferred tax expense (benefit)	3,195	(37,650)	(8,862)
Depreciation and amortization	29,768	38,221	40,268
Amortization of developed technology and backlog	17,520	14,558	14,558
Amortization of debt discount and issuance costs	5,216	6,087	10,570
Gain on extinguishment of debt, net	(14,207)	—	—
Gain on debt refinancing	—	—	(457)
Equity-based compensation	15,571	10,349	14,540
Change in fair value of contingent consideration	177	125	2,964
Warranty provision	17,273	3,163	4,666
Inventory reserve	3,515	2,923	6,431
Inventory valuation charge	29,516	—	—
Other non-cash	(2,032)	—	—
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	31,008	41,423	92,800
Inventories	52,852	(44,787)	66,743
Income tax receivables	(6,849)	(4,112)	9
Prepaid expenses and other	(25,844)	(69,708)	(10,840)
Accounts payable	(35,868)	58,180	(37,654)
Accrued expenses and other	(54,136)	(436)	5,325
Income tax payable	(540)	(863)	1,936
Lease liabilities	2,202	(8,624)	1,177
Deferred revenue	489	55,563	(111,986)
Other operating assets and liabilities	(18,278)	—	—
Net cash provided by operating activities	101,785	153,980	231,955

Investing activities:
Purchase of property, plant and equipment	(21,972)	(7,305)	(16,989)
Acquisition, net of cash acquired	(164,916)	—	—
Retirement/disposal of property, plant and equipment	—	34	168
Cash payments for the acquisition of right-of-use assets	—	(11,276)	—

Array Technologies, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Investment in securities	(1,000)	(3,000)	—
Sale of equity investment	—	11,975	—
Net cash used in investing activities	(187,888)	(9,572)	(16,821)

Financing activities:
Proceeds from issuance of other debt	151,151	93,059	63,311
Proceeds from issuance of convertible notes	345,000	—	—
Premium paid on capped call	(35,087)	—	—
Fees paid on issuance of convertible notes	(10,434)	—	—
Repayments of other debt	(174,392)	(97,424)	(88,063)
Repayments of term loan facility	(233,875)	(4,300)	(74,300)
Repayments of convertible notes	(78,363)	—	—
Contingent consideration payments	(1,204)	(1,427)	(1,200)
Other financing	(849)	(1,752)	(1,509)
Net cash used in financing activities	(38,053)	(11,844)	(101,761)
Effect of exchange rate changes on cash and cash equivalent balances	5,999	(17,503)	1,806
Net change in cash and cash equivalents	(118,157)	115,061	115,179
Cash and cash equivalents and restricted cash, beginning of period	364,141	249,080	133,901
Cash and cash equivalents and restricted cash, end of period	$245,984	$364,141	$249,080

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements

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

Foreign Currency Translation
The Company’s foreign subsidiaries have functional currencies that are different than our reporting currency. When translating balances from the functional currency to the reporting currency, assets and liabilities are translated into U.S. dollars at period-end exchange rates, retained earnings is translated at historical rates, and income, expenses, and cash flow items are translated at average exchange rates prevailing during the period. Translation adjustments for these subsidiaries are accumulated within accumulated other comprehensive income. In situations when a foreign subsidiary has a local currency that is different than the functional currency, monetary assets and liabilities are translated into the functional currency at the period-end exchange rates, and non-monetary assets and the related income statement effects are translated into the functional currency using historical rates. Gains and losses that result from remeasurement from a local currency to the functional currency are included in earnings.

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We regularly maintain cash balances that exceed insured amounts, but we have experienced no losses associated with these amounts to date. At December 31, 2025 and 2024, restricted cash represents cash deposited with a financial institution by one of our foreign subsidiaries that was restricted for the issuance of certain surety bonds.

Accounts Receivable
The Company’s accounts receivable are due primarily from customers across the U.S. and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated credit losses through an estimate of expected credit losses valuation account.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
adjustments to the valuation account may be required. When deemed uncollectible, the receivable is charged against the valuation account for credit losses or directly written off.

Unbilled receivables represent temporary timing differences between shipments made and billing milestones achieved and are recorded in the accounts receivable balances. Such amounts have not been billed due to pending commercial criteria, such as billing on a specified date of the month or upon completion of mega-watt deliveries. Unbilled receivables are invoiced once the underlying commercial criteria have been met and we expect payment within 30 to 60 days.

Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost or estimated net realizable value using costing methods that approximate first-in, first-out (“FIFO”). Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

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

Equity Investment
On November 6, 2024, Array invested $3.0 million through a Simple Agreement of Future Equity (“SAFE”) with a technology company. On June 2, 2025, the SAFE investment converted into 182,669 preferred shares of the technology company at the predetermined price. The conversion did not result in the recognition of a gain or loss.

In the fourth quarter of 2025, the same technology company achieved certain defined milestones, upon which Array invested an additional $1.0 million in accordance with the terms and conditions of the original SAFE. In the first quarter of 2026, the Company expects to execute an additional SAFE governing the terms and conditions of the incremental investment.

Array’s initial investment of $3.0 million is recorded as an equity investment at cost and is included within Other assets in the consolidated balance sheet. The investment will be carried at cost and remeasured to fair value if impaired or if there are observable transaction prices. The additional investment of $1.0 million is recorded at cost and is included within Prepaid expenses and other on the consolidate balance sheet.

Array may invest up to $1.0 million in additional future SAFEs, contingent upon the technology company’s achievement of defined milestones. As of December 31, 2025, no additional commitments have been recognized, and no impairment indicators have been identified.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Leases
The Company determines if an arrangement contains a lease at inception by determining if it conveys the right to control the use of an identified asset in exchange for consideration. At the same time, the Company also assesses whether the lease should be classified as an operating lease or a finance lease, depending on the specific terms of each lease.

Lease right-of-use assets (“ROU assets”) and associated lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments. Certain lease agreements may include one or more options to extend or terminate a lease if it is reasonably certain that the Company will exercise such options.

ROU assets also include any initial direct costs and prepayments less lease incentives. Because most of the Company’s leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets and the corresponding lease liabilities are included in Lease assets, Current portion of lease liabilities, and Lease liabilities, net of current portion in our consolidated balance sheets.

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

When events, circumstances or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to be generated from the underlying asset group and the cash flows resulting from the asset groupings eventual disposition. If the projections indicate that the underlying asset grouping is not expected to be recoverable, the estimated fair value of the asset group is determined. An impairment loss is recognized based on the difference between the carrying value of the asset group and its estimated fair value. The loss is allocated to the long-lived assets of the group on pro-rata basis using the relative carrying amounts of the asset groups long-lived assets.

During the years ended December 31, 2025 and 2024, the Company identified certain indicators of impairment related to its long-lived assets, and as a result, tested certain asset groups for impairment, which resulted in an impairment of long-lived assets of $91.9 million during 2024. See Note 7 – Goodwill, Long-Lived Assets, and Other Intangible Assets for additional information.

There was no impairment of long-lived assets for the year ended December 31, 2025 and 2023.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

During the years ended December 31, 2025 and 2024, the Company identified certain indicators of impairment on various dates, and as a result, performed goodwill impairment tests, which resulted in impairments of goodwill totaling $102.6 million and $236.0 million, respectively. See Note 7 – Goodwill, Long-Lived Assets, and Other Intangible Assets for additional information. There was no impairment of goodwill for the years ended December 31, 2023.

The Company has one indefinite-lived intangible asset for a Trade name it acquired as part of a past acquisition associated with the Array Legacy Operations reporting unit. The Company performs an annual impairment test on its Trade name indefinite-lived intangible asset, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year. There were no indicators of impairment associated with this Trade name.

Divestiture of Investment in Equity Securities
In June 2024, we divested 100% of our equity investment in preferred stock of a private company we purchased in 2021. We received $12.0 million in proceeds for the divestiture in July 2024. No gain or loss resulted from this transaction.

Amortizable and Other Intangible Assets
The Company amortizes identifiable finite lived intangible assets consisting of developed technology, computer software, customer relationships, contractual backlog and the STI and APA trade names on a straight-line basis

Array Technologies, Inc.
Notes to Consolidated Financial Statements
over the assets’ estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.

Debt Discount and Issuance Costs
Debt discount and issuance costs incurred to issue debt are deferred and amortized using the effective interest method as a component of interest expense over the life of the related debt agreement. Amortization expense of debt discount and deferred issuance costs was $5.2 million, $6.1 million and $10.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Revenue Recognition
In accordance with ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenues from the sale of solar tracking systems, parts, installation services, extended warranties on solar tracker system components and software licenses. The Company determines its revenue recognition through the following steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations within the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations within the contract; and (v) recognition of revenue when, or as the performance obligation has been satisfied.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Contract Estimates
A majority of our revenue is recognized over time as work progresses, and for a single performance obligation, we use an input measure, the cost-to-cost method, to determine progress. We review and update the contract related estimates on an ongoing basis and recognize adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of our outstanding performance obligations, and our ability to estimate the remaining costs to be incurred, which are substantially all material costs covered under our material supply agreements with our suppliers, we have not recorded any material catch-up adjustments for the periods presented that would have impacted revenues or EPS related to revisions in our measurement of remaining progress of our performance obligations.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivable for goods or services delivered but not invoiced, and deferred revenue (contract liabilities) in the consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. Billing sometimes occurs subsequent to revenue recognition, resulting in unbilled accounts receivable. The changes in unbilled accounts receivable and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time.

Practical Expedients and Exemptions
The Company has elected to adopt certain practical expedients and exemptions as allowed under ASC 606, such as: (i) recording sales commissions as incurred because the amortization period is less than one year; (ii) not adjusting for the effects of significant financing components when the contract term is less than one year; (iii) excluding collected sales tax amounts from the calculation of revenue; and (iv) accounting for the costs of shipping and handling activities that are incurred after the customer obtains control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.

Research and Development
The Company incurs research and development (“R&D”) costs during its process of researching and developing new products and significant enhancements to existing products. R&D costs consist primarily of personnel-related costs associated with our team of internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred. R&D expense was $9.9 million, $6.7 million and $8.5 million during the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded within General and administrative expenses in the consolidated statements of operations.

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The section 45X advanced manufacturing production tax credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has, and will continue to enter into, arrangements with manufacturing vendors that produce section 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to Array purchases, in the form of “Vendor Rebates.”
The Company accounts for these Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time the Company recognizes such rebates as a reduction of Cost of product and service in the consolidated statements of operations. For vendor rebates related to past purchases that are owed to the Company upon execution of the agreement, the Company defers recognition of this portion of the rebate and recognizes the amounts as a reduction to Cost of product and service revenue as future purchases occur. At December 31, 2025 and December 31, 2024, the Company had deferred zero and $8.0 million, respectively, of vendor rebates related to rebates due at contract signing for past purchases, which are included in Other current liabilities in the consolidated balance sheet.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
During the years ended December 31, 2025 and 2024, the Company recorded reductions to Cost of product and service revenue in the consolidated statements of operations of approximately $165.0 million and $133.3 million, respectively, of which approximately $8.0 million and $38.6 million, respectively, related to the recognition of deferred rebates that were deferred upon contract signing during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company recorded a reduction to Cost of product and service revenue in the consolidated statements of operations in the amount of $9.3 million.

As of December 31, 2025, the Company had outstanding Vendor Rebates receivable of $152.0 million and $10.9 million included in Prepaid expenses and other and Other assets, respectively. As of December 31, 2024, the Company had outstanding Vendor Rebate receivables of $115.5 million and zero included in Prepaid expenses and other and Other assets, respectively.

Inflation Reduction Act 45X Credits
The Company accounts for the 45X Credit established by the IRA, under IAS 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as a reduction to Cost of product and service revenue in the consolidated statements of operations. The tax credit is included as an offset in Income tax payable in the consolidated balance sheets dated December 31, 2025.

During the fiscal years ended December 31, 2025, 2024 and 2023, the Company earned 45X Credits for the manufacturing of certain components, which were sold and resulted in reductions of $8.6 million, $4.4 million and zero, respectively, to Cost of product and service revenue in the consolidated statements of operations.

Warranty Obligations
The Company offers a multi-year assurance type warranty for its products against manufacturer defects and does not contain service elements. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. This provision is based on historical information on the nature, frequency and average cost of claims for each product line. When little or no experience exists for a recently-introduced product line, the estimate is based on comparable product lines. These estimates are re-evaluated on an ongoing basis using best-available information and revisions to estimates are made as necessary. Claims estimated to be payable in the following year are classified as current liabilities and those payable beyond one year are classified as long-term liabilities.

Advertising Expenses
The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2025, 2024 and 2023 advertising expenses totaled $3.6 million, $3.3 million and $2.7 million, respectively, and are recorded within General and administrative expenses in the consolidated statements of operations.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

The Company recognizes interest and penalties related to unrecognized tax benefits within Interest expense and Other expenses, respectively, in the consolidated statements of operations. The Company's liabilities for unrecognized tax benefits are reflected in Other long-term liabilities in the consolidated balance sheet.

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

Temporary Equity
Equity instruments that are redeemable for cash or other assets are classified as temporary equity if the instrument is redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet date if the instrument is currently redeemable, or probable of becoming redeemable. The Series A Redeemable Perpetual Preferred Stock of the Company, par value $0.001 per share (the “Series A Shares”) issued in connection with the Series A Purchase Agreement, as described in Note 11 – Redeemable Perpetual Preferred Stock, are classified as temporary equity in the accompanying consolidated financial statements. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Series A Shares to the earliest costless redemption date (the fifth anniversary) using the effective interest method. Such adjustments are included in Preferred cumulative dividends plus accretion and commitment fees on the Company’s consolidated statements of changes in redeemable perpetual preferred stock and stockholders’ equity (deficit) and treated similarly to a dividend on preferred stock in accordance with U.S. GAAP.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Our customer base consists primarily of solar developers, independent power producers, utilities and engineering, procurement and construction firms. We do not require collateral on our accounts receivable.

At December 31, 2025, our largest customer and five largest customers accounted for approximately 13.4% and 29.8%, respectively, of total accounts receivable. At December 31, 2024, our largest and five largest customers constituted approximately 9.0% and 31.0%, respectively, of total accounts receivable.

During the year ended December 31, 2025, our two largest customers accounted for approximately 13.7% and 12.2%, respectively, of total revenue. During the year ended December 31, 2024, our two largest customers accounted for approximately 15.6% and 11.9%, respectively, of total revenue. During the year ended December 31, 2023, our largest customer accounted for approximately 13.4% of total revenue.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The Company follows the provisions of ASC Topic 820 Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. As it relates to the Company, this applies to certain nonfinancial assets and liabilities acquired in business combinations and measurement of goodwill impairment and non-amortizable intangibles and is thereby measured at fair value, which was determined by the Company with the assistance of third-party valuation specialists.

Restructuring
The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420 Exit or Disposal Cost Obligations ("ASC 420" ) and ASC Topic 712 Compensation - Nonretirement Postemployment Benefits ("ASC 712" ). The Company accrues a liability for termination benefits under ASC 712 when it is probable that a liability has been incurred and the amount can be reasonably estimated and under ASC 420 when the termination benefits are communicated. In accounting for these obligations, the Company is required to make assumptions related to the amounts of employee severance, benefits, and related costs. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued in the consolidated balance sheets.

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 31, 2026, and for interim periods beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses, which provides a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt the new guidance in the first quarter of fiscal year 2026 and does not expect a material impact on its consolidated financial statements upon adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 also requires website-specific development costs to be evaluated under the same framework as other internal-use software and clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC Topic 360 Property, Plant, and Equipment. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its financial statement disclosures.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements, which provides clarity and navigability of interim reporting requirements, requiring the entities to provide interim financial statements and notes in accordance with U.S. GAAP and added a comprehensive list of interim disclosures required by U.S. GAAP. The new standard is effective for the Company beginning in fiscal year 2029 with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statement disclosures.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 during the year ended December 31, 2025, with retrospective application.

3.    Acquisition

On August 14, 2025 (the “Closing Date”), the Company, through its indirect wholly owned subsidiary STINorland USA, Inc., a California corporation (“Buyer”), completed the APA Acquisition, pursuant to the terms of the equity purchase agreement, dated as of June 17, 2025, by and among the Company, Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“Seller”), and the guarantors party thereto (as amended, the “Purchase Agreement”). The cash consideration paid was approximately $166.1 million. The Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $19.3 million as of the Closing Date (the “Earnout Consideration”), under which the Seller may receive shares of Company common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the purchase consideration approximates $185.4 million. Subject to the terms and conditions set forth in the Purchase Agreement, the Company has also agreed to pay aggregate deferred consideration of approximately $40.0 million payable in three installments over a two-year period based on service within five business days after the first and second anniversaries from the Closing Date and as set forth below (the “Deferred Consideration”). Each of the Earnout Consideration and Deferred Consideration are described in more detail below. The Company is currently finalizing the valuation of the acquired assets and liabilities and assessing the related accounting impacts.

The purchase consideration to acquire APA consisted of the following:

Cash consideration paid	166,135
Earn-out	19,256
Purchase consideration	$185,391

Earnout Consideration
The Purchase Agreement includes an earnout provision pursuant to which Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028. The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares

Array Technologies, Inc.
Notes to Consolidated Financial Statements
are issued) exceeds $90 million. The Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The principal Seller continues to assume the managerial responsibilities of APA.

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of the Closing Date, the Earnout Consideration was estimated to have a fair value of approximately $19.3 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Change in fair value of contingent consideration in the consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

Deferred Consideration Installments
The Deferred Consideration which will be payable to Seller in three installments (each, a “Deferred Consideration Installment”): (i) within five business days after the first anniversary of the Closing Date, an amount equal to 50% of the Deferred Consideration; (ii) on December 31, 2026, an amount equal to (A) 50% of the Deferred Consideration multiplied by (B) the proportion of the two-year period from the Closing Date to the second anniversary of the Closing Date that has elapsed as of December 31, 2026; and (iii) within five business days after the second anniversary of the Closing Date, an amount equal to the remaining balance of the Deferred Consideration. As more fully described in the Purchase Agreement, the Deferred Consideration Installments are subject to reduction if certain equity holders of Seller cease to be employees of the Company under certain circumstances. Each Deferred Consideration Installment will, at the Company’s election, be paid: (i) in cash; (ii) through the issuance of shares of Company common stock, par value $0.001 per share, valued at the closing price on the trading day immediately preceding the applicable Deferred Consideration Anniversary (if any such shares are issued, the “Deferred Consideration Shares”); or (iii) by any combination of the foregoing. As the Deferred Consideration Installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Preliminary fair value of net assets acquired and liabilities assumed:	Acquisition Date	Measurement Adjustment	Remeasured Acquisition Date
Cash and cash equivalents	$1,219	$—	$1,219
Accounts receivable	29,043	81	29,124
Inventories	25,467	(331)	25,136
Prepaid expenses and other	466	—	466
Property, plant and equipment	14,256	—	14,256
Other intangible assets	80,800	7,200	88,000
Other assets	27,050	194	27,244
Total assets acquired	$178,301	$7,144	$185,445

Accounts payable	12,540	—	12,540
Deferred revenue	22,121	208	22,329
Other liabilities	4,079	59	4,138
Other long-term liabilities	26,330	163	26,493
Total liabilities assumed	$65,070	$430	$65,500

Preliminary fair value of net assets acquired	113,231	6,714	119,945
Preliminary allocation to goodwill	$72,911	$(7,465)	$65,446

The amounts recorded as of December 31, 2025 are preliminary, as the Company is finalizing working capital, post-closing, and other customary adjustments. These preliminary estimates are subject to change within the measurement period (defined as the twelve months following the Closing Date) and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The preliminary purchase price allocation includes $88.0 million of acquired identifiable intangible assets as follows:

	Estimated Fair Value (in USD)	Estimated Weighted Average Useful Life in Years
(in thousands, except useful lives)
Developed technology	$22,000	5
Computer software and other	13,000	5
Customer relationships	39,500	5-9
Backlog	3,500	1
Trade name	10,000	10
Total	$88,000

The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Trade name), and Replacement Cost Method (Developed technology and Computer software and other). The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the APA Acquisition. Direct transaction costs incurred related to the APA Acquisition were $9.4 million and are included in General and administrative expenses in the consolidated statements of operations.

Included in the Company’s consolidated statements of operations from the Closing Date of August 14, 2025 through December 31, 2025 are revenue of $50.0 million and an operating loss of $6.3 million, inclusive of $7.5 million of expenses related to the Deferred Consideration and $6.4 million of amortization expense related to identified intangible assets.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and APA as if the acquisition had occurred on January 1, 2024, after giving effect to certain unaudited pro forma adjustments. The unaudited pro forma adjustments reflected herein include only those adjustments that are directly attributable to the APA Acquisition and factually supportable. The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the APA Acquisition and is not necessarily indicative of the operating results that would have actually occurred had the APA Acquisition been consummated on January 1, 2024. These results are prepared in accordance with U.S. GAAP (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$1,363,762	$1,045,103
Net loss	57,487	254,957

Pro forma adjustments(1)	$17,790	$39,989
(1) Pro forma adjustments represent re-casting of transaction costs and incremental expenses, net of estimated taxes, resulting from the APA Acquisition, including Deferred Consideration expense, intangible asset amortization, and the impacts of lease re-measurements and increases to the fair value of inventories and property, plant and equipment.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
4.     Accounts Receivable

Accounts Receivable, net
Accounts receivable consists of the following (in thousands):

	December 31,
	2025	2024	2023
Accounts receivable	$277,823	$280,686	$335,976
Less: allowance for credit losses	(6,245)	(4,848)	(3,824)
Accounts receivable, net	$271,578	$275,838	$332,152

Included in accounts receivable are amounts retained by project owners that represent funds withheld by our customers until the products are installed by a third-party, arranged by the customer, and the project is declared operational. Such retention amounts were $60.7 million, $17.4 million, and $24.0 million as of December 31, 2025, 2024, and 2023, respectively. All retention amounts outstanding as of December 31, 2025, are collectible within the next 12 months.

The following is the activity of the allowance for credit losses on accounts receivable which includes trade accounts receivable and unbilled accounts receivable (in thousands):

	December 31,
	2025	2024	2023
Beginning balance	$(4,848)	$(3,824)	$(1,888)
Provision for credit losses	(2,685)	(1,855)	(2,871)
Collected	60	92	916
Written-off	1,228	739	19
Ending balance	$(6,245)	$(4,848)	$(3,824)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
5.     Consolidated Balance Sheets Details

Inventories, net
Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$47,613	$60,588
Work in process	2,195	—
Finished goods	100,566	140,230
Total	$150,374	$200,818

The Company values inventory using costing methods that approximate first-in, first-out (“FIFO”).

During the fourth quarter of 2025, the Company approved a plan to phase out a version of the H250 product that was not compatible with SmarTrack® in order to focus on a SmarTrack®-compatible version introduced in 2024. In connection with this decision, the Company evaluated the recoverability of the remaining H250 inventory and determined that its carrying amount exceeded its estimated net realizable value. Accordingly, the Company recorded an inventory valuation charge of $29.5 million during the year ended December 31, 2025. This charge is included within the STI Operations reporting unit and is recorded within Inventory valuation charge in the consolidated statements of operations.

Prepaid expenses and other current assets
The following table shows the components of Prepaid expenses and other current assets (in thousands):

	December 31,
	2025	2024
IRA vendor rebates	$152,036	$115,458
Prepaid taxes	27,319	14,650
Other	21,753	27,819
Total prepaid expenses and other current assets	$201,108	$157,927

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Contingent consideration
The following table shows the components of contingent consideration (in thousands):

	December 31,
	2025	2024
Current portion of contingent consideration
TRA	$2,757	$1,193
Earnout Consideration	11,794	—
Total current portion of contingent consideration	$14,551	$1,193

Contingent consideration, net of current portion
TRA	$5,495	$7,868
Earnout Consideration	7,244	—
Total contingent consideration, net of current portion	$12,739	$7,868

Accrued Expenses and Other
Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued payables	$12,332	$46,043
Accrued payroll expenses	17,135	13,068
Accrued interest	5,564	692
Non-income taxes payable	1,853	4,019
Other	17,405	27,361
Accrued expenses and other	$54,289	$91,183

During the fourth quarter of 2025, the Company approved a plan to resize certain aspects of its international operations to better align its cost structure with future business needs. As a result, the Company recognized severance expenses of $1.2 million during the year ended December 31, 2025, in accordance with respective statutory requirements. These charges are included within the STI Operations reporting unit and are recorded within General and administrative expenses in the consolidated statements of operations.

The Company’s severance liabilities totaled $1.2 million as of December 31, 2025 and are included in Accrued expenses and other in the Company’s consolidated balance sheets. The Company expects the reorganization to be substantially complete in 2026.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2025	2024
Land	N/A	$1,674	$1,585
Buildings and land improvements	15-39	12,482	9,108
Manufacturing equipment	7	43,650	27,853
Furniture, fixtures and equipment	5-7	6,088	4,287
Vehicles	5	1,287	603
Hardware	3-5	5,186	3,603
Construction in progress	N/A	18,178	3,948
Total		88,545	50,987
Less: accumulated depreciation		(30,320)	(24,765)
Property, plant and equipment, net		$58,225	$26,222

Depreciation expense was $6.1 million, $4.4 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which $3.6 million, $2.1 million and $1.3 million, respectively, was included in Cost of product and service revenue and $2.5 million, $2.3 million and $1.3 million, respectively, was included in Depreciation and amortization in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

7.    Goodwill, Long-Lived Assets, and Other Intangible Assets

Goodwill
Changes in the carrying amount of goodwill by operating segment during the year ended December 31, 2025, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations(2)	Total
Balance, December 31, 2023	$69,727	$365,864	$435,591
Foreign currency translation	—	(39,402)	(39,402)
Impairment charge	—	(236,000)	(236,000)
Balance, December 31, 2024	$69,727	$90,462	$160,189
Acquisition	65,446	—	65,446
Foreign currency translation	—	12,098	12,098
Impairment charge	—	(102,560)	(102,560)
Balance, December 31, 2025	$135,173	$—	$135,173
(1) Goodwill attributable to Array Legacy Operations is net of cumulative impairments of $51.9 million.
(2) Goodwill attributable to STI Operations is net of cumulative impairments of $338.6 million

Array Technologies, Inc.
Notes to Consolidated Financial Statements
As discussed in Note 3 - Acquisition, on the Closing Date, the Company acquired APA. A preliminary goodwill balance of $65.4 million was recognized for the excess of the consideration transferred over the net assets acquired. Goodwill resulting from this transaction has been allocated to the Array Legacy Operations reporting unit.

The Company performs its annual goodwill impairment test, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired.

During the fourth quarter of 2025, the Company updated the long-term projections for its reporting units as part of its annual goodwill impairment testing process. These projections reflect local market conditions, expected market share, strategic changes, and other key assumptions. For STI Operations, the updated projections incorporated the Company’s fourth-quarter 2025 decision to phase out a version of the H250 product that was not compatible with SmarTrack® and to focus instead on the SmarTrack®-compatible version introduced in 2024. The projections also reflected management’s intent to begin selling and distributing the Company’s flagship tracker, DuraTrack®, through STI in the future. These changes, together with local market conditions experienced during the fourth quarter of 2025, significantly reduced projected cash flows and indicated potential impairment related to the Company’s STI Operations reporting unit as of December 31, 2025. Although the Company did not identify indicators of impairment related to the Company’s Array Legacy Operations reporting unit as of December 31, 2025, Management, with the assistance of a third-party valuation specialist, elected to perform quantitative goodwill impairment tests of both the Array Legacy Operations and STI Operations reporting units as of December 31, 2025.

During the third and fourth quarters of 2024, the Company experienced a sustained decline in its stock price, which hit a 52-week low during the third quarter of 2024 and again during the fourth quarter of 2024, resulting in a decrease in market capitalization. In addition, the Company updated its long-term projections for the Company’s reporting units during the third and fourth quarter of 2024, and evaluated the execution risk associated with the Company’s projections and the local market conditions. As a result, the Company identified indicators of impairment related to the Company’s reporting units as of September 30, 2024 and December 31, 2024, respectively. Management, with the assistance of a third-party valuation specialist, performed quantitative goodwill impairment tests of the Array Legacy Operations and STI Operations reporting units as of September 30, 2024 and December 31, 2024.

The fair value of the Array Legacy Operations and STI Operations reporting units were determined using the income approach and then compared to the GPC marketplace EBITDA multiples to corroborate the fair value of the reporting unit. As a result of these tests, the Company recorded impairments to goodwill totaling $102.6 million and $236.0 million during years ended December 31, 2025 and 2024, respectively, related to STI Operations reporting unit. The fair value of the STI Operations reporting unit was estimated to be $123.9 million as of December 31, 2025.

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

The significant assumptions used in determining the fair value of the STI Operations reporting unit primarily relate to the revenue growth rate, the forecasted EBITDA margin, and the selected discount rate used in the

Array Technologies, Inc.
Notes to Consolidated Financial Statements
discounted cash flow model under the income approach. Under the GPC method, the selection of EBITDA multiple to be used requires significant judgment.

Long-Lived Assets
As discussed above, there were indicators of impairment, which Management considered to be triggering events requiring the long-lived assets associated with the asset groups within the STI Operations reporting unit to be tested for impairment (which includes the amortizable intangible assets) as of the same dates that the goodwill was tested for impairment.

The Company reviewed the carrying value of its intangible assets for each of the asset groups within the STI Operations reporting unit as of December 31, 2025, and concluded that such amounts continued to be recoverable as the sum of the undiscounted cash flows exceeded the carrying balances.

As of December 31, 2024, the sum of the future undiscounted cash flows was less than the carrying balance for one of the asset groups within the STI Operations reporting unit, indicating that the carrying amount of the asset group was not recoverable as of December 31, 2024. As a result, with the assistance of a third-party valuation specialist, management estimated the fair value of the asset group, which was less than the carrying value of the asset group. The fair value of the asset group was determined using the income approach and then compared to GPC marketplace EBITDA multiples to corroborate the fair value of the reporting unit. An impairment loss of $91.9 million was recognized based on the difference between the carrying value of the asset group and its estimated fair value. The Company impaired $83.0 million of customer relationships, $7.3 million of trade names, and $1.6 million of plant and equipment.

The loss was allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets. In determining the fair value of the asset group, the Company performed a DCF analysis using the income approach. The significant assumptions used in determining the fair value of the asset group are similar to the significant assumptions used in determining the fair value the Company’s reporting units.

As of December 31, 2025 and 2024, no additional events or circumstances were noted that would indicate the carrying amount of any of the asset groups within the Array Legacy Operations or STI Operations reporting units may not be recoverable.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Other Intangible Assets
Other intangible assets consisted of the following (in thousands, except for useful lives):

		December 31,
	Estimated Useful Life (Years)	2025	2024
Amortizable:
Developed technology	5-14	$225,800	$203,800
Computer software and other	3-5	29,285	15,826
Customer relationships	5-10	230,660	179,166
Backlog	1	22,635	16,877
Trade name	10-20	27,139	15,117
Total amortizable intangibles		535,519	430,786
Accumulated amortization:
Developed technology		139,669	123,462
Computer software and other		16,046	14,552
Customer relationships		127,301	102,541
Backlog		20,447	16,877
Trade name		3,777	2,245
Total accumulated amortization		307,240	259,677
Total amortizable intangibles, net		228,279	171,109

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$238,579	$181,409

Intangible assets acquired as a result of the APA Acquisition during the year ended December 31, 2025, and their respective weighted-average amortization periods are as follows:

	Amount	Weighted-Average Amortization Period (Years)
Developed technology	$22,000	5.0
Computer software and other	13,000	5.0
Customer relationships	39,500	7.6
Backlog	3,500	1.0
Trade name	10,000	10.0
	$88,000

Amortization expense related to intangible assets was $41.2 million, $48.4 million and $52.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which $17.5 million, $14.6 million and $14.6 million was included in Amortization of developed technology and backlog, a component of cost of

Array Technologies, Inc.
Notes to Consolidated Financial Statements
revenue and $23.7 million, $33.8 million and $37.6 million, respectively, was included in Depreciation and amortization in the consolidated statements of operations.

The following table presents estimated future annual amortization expense (in thousands):

Amount
2026	$46,966
2027	39,337
2028	39,129
2029	39,129
2030	28,561
Thereafter	35,157
$228,279

8.    Income Taxes

The components of the Company’s income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$105,078	$113,045	$136,498
Foreign	(134,295)	(363,621)	40,659
Income (loss) before provision for income taxes	$(29,217)	$(250,576)	$177,157

The provision for income taxes charged to operations consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense (benefit):
U.S. Federal	$15,364	$21,686	$26,592
U.S. State	4,741	2,707	5,678
Spain	(536)	986	1,507
Other Countries	254	2,089	15,002
	19,823	27,468	48,779
Deferred expense (benefit):
U.S. Federal	4,615	(1,361)	942
U.S. State	(778)	(406)	(327)
Spain	(617)	(2,849)	(2,989)
Other Countries	(25)	(33,034)	(6,488)
	3,195	(37,650)	(8,862)
Total income tax expense (benefit)	$23,018	$(10,182)	$39,917

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Bad debts	$782	$143
Inventories	5,404	5,439
Accrued warranties	7,720	4,753
Accrued compensation	818	496
Net operating loss	16,124	4,247
Equity-based compensation	4,026	2,769
Lease liabilities	24,110	4,982
Premium on capped call	13,197	7,777
Capitalized R&D expenses	(391)	6,405
Other	8,477	5,244
Deferred tax assets	80,267	42,255
Valuation allowance	(22,020)	(11,181)
Deferred tax assets, net	58,247	31,074
Deferred tax liabilities:
Property, plant, and equipment	(7,050)	(2,349)
Intangible assets	(25,275)	(28,450)
ROU assets	(24,090)	(3,919)
Deferred tax liabilities	(56,415)	(34,718)
Deferred tax asset (liability), net	$1,832	$(3,644)

Array Technologies, Inc.
Notes to Consolidated Financial Statements
A reconciliation of income tax expense computed at the federal statutory rate to the actual income tax expense at the Company’s effective rate is as follows (in thousands):

	Year Ended December 31,
	2025	%	2024	%	2023	%
Adjusted pre-tax book (loss) income	$(29,217)		$(250,576)		$177,157
Federal statutory tax rate	(6,136)	21.0%	(52,621)	21.0%	37,204	21.0%
State and local income taxes	2,968	(10.2)%	1,732	(0.7)%	4,150	2.3%
Foreign tax effects	17,047	(58.4)%	35,929	(14.3)%	(2,650)	(1.5)%
Brazil	(3,567)	12.2%	35,831	(14.3)%	3,420	1.9%
Tax rate differential	(3,894)	13.3%	(14,311)	5.7%	3,143	1.8%
Non-deductible goodwill	—	—%	49,560	(19.8)%	—	—%
Non-deductible expenses	327	(1.1)%	582	(0.2)%	277	0.2%
South Africa	(437)	1.5%	(53)	—%	(148)	(0.1)%
Spain	21,204	(72.6)%	975	(0.4)%	(5,438)	(3.1)%
Non-deductible goodwill	21,538	(73.7)%	—	—%	—	—%
Other	(334)	1.1%	975	(0.4)%	(5,438)	(3.1)%
All others	(153)	0.5%	(824)	0.3%	(484)	(0.3)%
Valuation allowances	9,660	(33.1)%	7,760	(3.1)%	911	0.5%
Brazil	10,183	(34.9)%	7,760	(3.1)%	911	0.5%
South Africa	(523)	1.8%	—	—%	—	—%
R&D credits	(816)	2.8%	(3,623)	1.5%	(407)	(0.2)%
Uncertain tax positions	122	(0.4)%	714	(0.3)%	—	—%
Non-taxable or non-deductible items	668	(2.3)%	(9)	—%	377	0.2%
Investment tax credits included in Cost of product and service revenue	(1,812)	6.2%	(931)	0.4%	—	—%
Compensation	1,508	(5.2)%	945	(0.4)%	(414)	(0.2)%
Contingent consideration	761	(2.6)%	26	—%	622	0.3%
Non-deductible expenses	211	(0.7)%	(49)	—%	169	0.1%
Other adjustments	(495)	1.7%	(64)	—%	332	0.2%
Total	$23,018	(78.8)%	$(10,182)	4.1%	$39,917	22.5%

During the years ended December 31, 2025 and 2024, the Company recorded impairment charges of $102.6 million and $236.0 million, respectively, related to goodwill. During the fourth quarter of 2025, the Company also recorded an inventory valuation charge of $29.5 million related to the phase-out of the H250 product line that was not compatible with SmarTrack® to focus on a SmarTrack®-compatible version introduced in 2024. During 2024, the Company recorded an impairment of $91.9 million related to long-lived assets.

The goodwill impairment charges are non-deductible for income tax purposes, resulting in permanent differences. The inventory valuation charge and the long-lived assets impairment resulted in taxable and deductible temporary differences, which were offset by a corresponding change in the valuation allowance against deferred tax assets of $9.5 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively. See Note 7 – Goodwill, Long-Lived Assets, and Other Intangible Assets for additional information.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
On June 27, 2025, the Company issued aggregate principal amount of $345 million of its 2.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”). In connection with the offering, the Company entered into capped call transactions, as discussed in Note 10 – Debt. For U.S. federal income tax purposes, the Company made an election under Treasury Regulation section §1.1275-6 to integrate the 2031 Convertible Notes and the capped call. As a result of this election, the Company recognized tax deductible original issue discount (“OID”) of approximately $35.1 million, which is being amortized over the life of the term of the notes. The cost of the call premium was recorded as a reduction to Additional paid-in capital. Because the premium is deductible for tax purposes but recorded in equity for book purposes, a taxable temporary difference exists. Accordingly, the Company recorded a deferred tax asset (“DTA”) of $8.6 million related to this difference, with the initial recognition recorded to APIC for the tax effect of the OID. The DTA will be reduced annually as the tax amortization of the premium/OID is recognized. A similar DTA was recorded during 2021 in connection with the completion of the $425 million private offering ($375 million and $50 million, respectively), of the Company’s 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”).

As of December 31, 2025, the Company has federal income tax net operating loss (“NOL”) carryforwards of approximately $6.8 million, fully offset by a valuation allowance and immaterial state income tax NOL carryforwards. The Company also has approximately $43.4 million of foreign NOL carryforwards offset by a valuation allowance.

Realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate type and in the appropriate jurisdictions. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. It is not more likely than not that deferred tax assets from certain U.S. Federal, state and foreign operations would be realized due to type and location of future earnings. As a result, the Company has a valuation allowance of $22.0 million and $11.2 million for the years ended December 31, 2025 and 2024.

ASC 740 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. In accordance with ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of December 31, 2025, 2024 and 2023, the Company had unrecognized income tax benefits of $0.8 million, $0.7 million and zero, respectively, of which the entirety would reduce our income tax provision, if recognized within the next twelve months. The Company does not expect any significant changes to the unrecognized tax benefits within the next twelve months.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the unrecognized tax benefits included within Other long-term liabilities in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits – January 1	$714	$—	$—
Gross increases – tax positions in prior period	—	533	—
Gross decreases – tax positions in prior period	—	—	—
Gross increases – tax positions in current period	122	181	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits – December 31	$836	$714	$—

The Company files income tax returns in the U.S. federal jurisdiction, in multiple U.S. states, as well as in non-U.S. jurisdictions. Through global expansion and the acquisition of STI, the Company has a significant presence in Spain and Brazil. The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The Company is not subject to U.S. federal, state and non-U.S. income tax examinations by tax authorities for years before 2021. There are currently no income tax audits in any material jurisdictions.

During 2025, the Company’s state tax liability increased due to the APA Acquisition, which added new combined and separate state filing requirements and expanded the Company’s presence in existing states. In addition, the Company experienced higher sales in certain states independent of the APA Acquisition. Collectively, these factors resulted in an increase in the Company’s state effective tax rate of approximately 0.85%.

The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. Repatriation of funds could result in an adjustment to the tax liability for foreign withholding taxes, foreign and/or state income taxes and the impact of foreign currency movements. At December 31, 2025, management believed that sufficient liquidity was available in the U.S. The Company may consider repatriating certain funds from its non-U.S. subsidiaries that are not needed to finance local operations; however, any repatriation activities are not expected to result in a significant incremental tax liability to the Company.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. Certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. Due to the effective tax rates in which the Company operates, the Company meets certain safe harbor tests. As a result, there was no tax impact of Pillar Two for the years ended December 31, 2025 and 2024.

The Company accounts for the 45X Credit under IAS 20 as a reduction to Cost of product and service revenue with a corresponding reduction to Income tax payable. The reduction to Cost of product and service revenue of $8.6 million for the year ended December 31, 2025, from the 45X Credit related to parts manufactured by the Company, is excluded from Federal and state income taxes.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
9.     Accrued Warranty Reserve

The following table presents changes in the accrued warranty reserve balances (in thousands):

	December 31,
	2025	2024
Beginning balance	$6,893	$6,162
Provision for warranties issued, net of expirations	17,273	3,163
Payments	(9,915)	(2,432)
Assumed through acquisition and other	2,059	—
Ending balance	$16,310	$6,893

10.    Debt

The following table summarizes the Company’s total debt (in thousands):

	December 31,
	2025	2024
Senior Secured Credit Facility:
Term loan facility	$—	$233,875
Revolving credit facility	—	—
Total secured credit facility	—	233,875

2028 Convertible notes	325,000	425,000
2031 Convertible notes	345,000	—
Other debt	12,802	34,042
Total principal	682,802	692,917
Unamortized discount and issuance costs, total	(13,823)	(15,633)
Current portion of debt	(10,315)	(30,714)
Total long-term debt, net of current portion	$658,664	$646,570

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of: (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”); and (ii) a $200 million senior secured five-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021, February 26, 2021, March 2, 2023, and May 1, 2025 (the “Fourth Amendment”). The Fourth Amendment, among other things: (y) refinanced the Revolving Credit Facility with new revolving commitments and loans thereunder, reducing the total commitments to $166 million and extending the maturity date to October 14, 2028; and (z) revised the

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Consolidated First Lien Secured Leverage Ratio as applicable under Section 7.09 (Financial Covenant) of the Credit Agreement from 7.10:1.00 to 5.50:1.00.

Term Loan Facility
At December 31, 2024, the outstanding balance on the Term Loan Facility was $233.9 million, presented in the accompanying consolidated balance sheets, net of debt discount and issuance costs of $7.9 million. During the second quarter of 2025, the Company repaid in full the remaining balance of the Term Loan Facility using proceeds from the issuance of the 2031 Convertible Notes (as defined below). As a result, the Term Loan Facility was fully extinguished and no longer outstanding as of December 31, 2025. The $5.9 million in unamortized debt discount and issuance costs were written off in connection with the extinguishment and recorded in Gain on extinguishment of debt, net during the year ended December 31, 2025.

Interest expense related to the Term Loan Facility was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$8,970	$20,623	$24,503
Amortization of debt discount and issuance costs	2,025	3,588	7,859
Total interest expense	$10,995	$24,211	$32,362

Effective Interest Rate	—%	9.55%	10.15%

The discount and issuance costs associated with the Term Loan Facility were amortized over the life of the debt using the effective interest rate method.

Revolving Credit Facility
The Company had no outstanding balance under the revolving credit facility at both December 31, 2025 and 2024. At December 31, 2025 and 2024, the Company had $28.1 million and $28.0 million, respectively, in standby letters of credit and $137.9 million and $172.0 million, respectively, available to withdraw against total commitments under the Revolving Credit Facility of $166.0 million and $200.0 million, respectively. The Revolving Credit Facility incurs interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate (each as defined in the Credit Agreement), one half of 1.00% above the Federal Funds Rate (as defined in the Credit Agreement) or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%. There is no scheduled amortization under the Revolving Credit Facility and loans under the Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty.

Restrictive Covenants and Other Matters
The Revolving Credit Facility includes a springing financial maintenance covenant that is tested on the last day of each fiscal quarter if the outstanding loans and certain other credit extensions under the Revolving Credit Facility exceed 35% of the aggregate amount of commitments thereunder, subject to customary exclusions and conditions. If the financial maintenance covenant is triggered, the first lien net leverage ratio will be tested for compliance not to exceed 5.50:1.00. As of December 31, 2025, the Company was in compliance with all the required covenants.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

Convertible Debt
On December 3, 2021 and December 9, 2021, the Company issued the 2028 Convertible Notes, resulting in net proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75% but before deducting initial purchasers’ discounts and offering expenses. The 2028 Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee. The 2028 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022.

On June 27, 2025, the Company issued the 2031 Convertible Notes in a private placement. The Company incurred $10.4 million of initial purchasers’ discounts and offering expenses, resulting in net proceeds of $334.6 million. The 2031 Convertible Notes were issued pursuant to an indenture, dated June 27, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2031 Indenture”). The 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on July 1, 2031, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The repurchased 2028 Convertible Notes had a net carrying value of $98.5 million, inclusive of unamortized debt discount, resulting in a gain on extinguishment of debt of approximately $20.1 million. This gain is recorded in Gain on extinguishment of debt, net in the consolidated statements of operations during the year ended December 31, 2025.

The discount and issuance costs associated with the 2028 Convertible Notes and the 2031 Convertible notes are amortized over the life of the debt using the effective interest rate of 2.1% and 3.4%, respectively, as of December 31, 2025.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The net carrying amount of the Convertible Notes was as follows (in thousands):

	December 31, 2025		December 31, 2024
	2028 Convertible Notes	2031 Convertible Notes	2028 Convertible Notes	2031 Convertible Notes
Principal	$325,000	$345,000	$425,000	$—
Unamortized issuance costs	(4,267)	(9,556)	(7,475)	—
Net carrying amount	$320,733	$335,444	$417,525	$—

Interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$8,796	$4,250	$4,250
Amortization of debt discount and issuance costs	2,544	1,893	1,880
Total interest expense	$11,340	$6,143	$6,130

Neither the 2028 Convertible Notes nor the 2031 Convertible Notes were convertible during the year ended December 31, 2025, and none have been converted to date. As the sustained market price of the Company’s common stock has not exceeded the conversion thresholds since inception, there was no dilutive impact to earnings per share for the year ended December 31, 2025.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
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

In connection with the issuance of the 2028 Convertible Notes, the Company paid $52.9 million to enter into capped calls (the “2028 Capped Calls”). These instruments cover approximately 17.8 million shares of common stock, with an initial strike price of $23.86 and a cap price of $36.02 per share, subject to customary anti-dilution adjustments. The Company can also elect to receive the equivalent value of cash in lieu of shares

Array Technologies, Inc.
Notes to Consolidated Financial Statements
of common stock upon settlement, except in certain circumstances. These instruments are scheduled to expire on December 1, 2028 and terminate upon the occurrence of certain extraordinary events such as a merger, tender offer, nationalization, insolvency, delisting, event of default, a change in law, failure to deliver, an announcement of certain of these events, or an early conversion of the 2028 Convertible Notes. In connection with the early extinguishment of a portion of the 2028 Convertible Notes, none of the 2028 Capped Calls were settled, and the Company has not unwound, terminated, or otherwise adjusted any portion of these instruments.

In connection with the issuance of the 2031 Convertible Notes, the Company paid $35.1 million to enter into capped calls (the “2031 Capped Calls”). These instruments cover approximately 42.5 million shares of common stock, with an initial strike price of $8.12 and a cap price of $12.74 per share, subject to anti-dilution adjustments. The Company can also elect to receive the equivalent value of cash in lieu of shares of common stock upon settlement, except in certain circumstances. These instruments are scheduled to expire on July 1, 2031 and terminate upon the occurrence of certain extraordinary events such as a merger, tender offer, nationalization, insolvency, delisting, event of default, a change in law, failure to deliver, an announcement of certain of these events, or an early conversion of the 2031 Convertible Notes. The net effect of the 2031 Capped Calls raises the conversion price on the 2031 Convertible Notes from $8.12 to $12.74. However, the 2031 Capped Calls are separate transactions from the 2031 Convertible Notes and do not affect the terms of the 2031 Convertible Notes nor the rights of the note holders. Upon conversion of the 2031 Convertible Notes, the 2031 Capped Calls are expected to reduce potential dilution by delivering shares of the Company’s common stock (or, at the Company’s election and subject to certain conditions, the cash equivalent value) to the Company.

Together, the 2028 Capped Calls and the 2031 Capped Calls are collectively referred to herein as the “Capped Calls.” At issuance of each of the Capped Calls, the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to Additional paid-in capital.

The Company made tax elections to integrate the 2028 Convertible Notes and the 2028 Capped Calls, and the 2031 Convertible Notes and the 2031 Capped Calls. The accounting impact of these tax elections makes the 2028 Capped Calls and the 2031 Capped Calls deductible as original issue discount interest for tax purposes over the term of the respective notes. As a result, the Company recognized Deferred income tax assets of $10.8 million and $8.6 million at inception for the 2028 Capped Calls and the 2031 Capped Calls, respectively, with corresponding offsets recorded to Additional paid-in capital in the consolidated balance sheets.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Other Debt
Other debt consists of the debt obligations of STI Operations (“Other Debt”). Interest rates on Other Debt range from 2.47% to 3.03% annually. As of December 31, 2025, the entire $12.8 million aggregate carrying value of these debt obligations were denominated in Euros. These debt obligations mature between 2026 and 2027.

Aggregate Debt Maturities
Aggregate future debt maturities are as follows (in thousands):

Amount
2026	$10,315
2027	2,487
2028	325,000
2029	—
2030	—
Thereafter	345,000
$682,802

11.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
The Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”), dated August 10, 2021, pursuant to which the Company issued 400,000 shares of its Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of the Company’s common stock for an aggregate purchase price of approximately $395.4 million (the “Closing”). The Series A Shares have no maturity date.

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $29.9 million, $27.5 million and $25.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At issuance, the Company evaluated the accounting for the instruments issued pursuant to the Series A Purchase Agreement and determined the Series A Shares and common stock issued in the Closing are freestanding instruments that are classified in equity.

Dividends
On or prior to the fifth anniversary of the Closing, the Company may pay dividends on the Series A Shares either in: (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below); (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25% (the “Permitted Accrued Dividends,”); or (iii) a combination thereof. Following the fifth anniversary of the Closing, dividends are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of

Array Technologies, Inc.
Notes to Consolidated Financial Statements
shares of the Company’s common stock equal to the quotient of: (A) the amount of Default Accrued Dividends divided by (B) 95% of the 30-day VWAP of the Company’s common stock (“Non-Cash Dividend”).

The “Cash Regular Dividend Rate” of the Series A Shares means: (i) initially, 5.75% per annum on the Liquidation Preference; and (ii) increased by (A) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Closing and (B) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Closing. The “Accrued Regular Dividend Rate” on the Series A Shares means 6.25% per annum on the Liquidation Preference.

As used herein, “Liquidation Preference” means, with respect to the Series A Shares, the initial liquidation preference of $1,000 per share plus any accrued dividends of such share as the time of the determination.

During the year ended December 31, 2025, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $29.9 million. As of December 31, 2025 total accrued and unpaid dividends were $90.8 million.

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

Ranking and Liquidation Preference
The Series A Shares rank senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company (a “Liquidation”). Upon a Liquidation, each of Series A Redeemable Share would be entitled to receive an amount per share (the “Liquidation, Redemption or Repurchase Amount”) equal to the greater of: (i) the Liquidation Preference of such share, plus all accrued and unpaid dividends (including any Accrued Dividends) thereon; and (ii) an amount in cash equal to the sum of (a) 130.0% of the Initial Liquidation Preference (as defined below) of such share, minus (b) the cumulative amount of cash dividends paid in respect of such share prior to such payment. As used herein, “Liquidation Preference” means, with respect to any of the Series A Shares, the initial liquidation preference of $1,000 per share (the “Initial Liquidation Preference”) plus any Accrued Dividends of such share as of the time of determination.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Voting Rights
Each Holder of Series A Shares will have one vote per share on any matter on which Holders of Series A Shares are entitled to vote separately as a class (as described below), whether at a meeting or by written consent. The Holders of Series A Shares do not otherwise have any voting rights.

12.    Common and Preferred Stock

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

13.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Year Ended December 31,
	2025	2024	2023
Over-time revenue	$1,088,827	$744,346	$1,417,217
Point in time revenue	195,314	171,461	159,334
Total revenue	$1,284,141	$915,807	$1,576,551

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”), and deferred revenue (“contract liabilities”) in the consolidated balance sheets. The majority of the Company’s contract amounts are billed as work progresses, in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. For certain customer contracts, billing can occur in advance of shipment, resulting in contract liabilities. Billing

Array Technologies, Inc.
Notes to Consolidated Financial Statements
sometimes occurs subsequent to revenue recognition, resulting in contract assets. The changes in contract assets and the corresponding amounts recorded in revenue relate to fluctuations in the timing and volume of billings.

Contract assets consisting of unbilled receivables are recorded within Accounts receivable, net on the consolidated balance sheets on a contract-by-contract basis at the end of the reporting period. Unbilled receivables totaled $92.8 million and $94.0 million as of December 31, 2025 and 2024, respectively.

The Company also receives advances or deposits from its customers prior to the recognition of revenue, resulting in contract liabilities. The changes in contract liabilities (i.e., deferred revenue) relate to advanced orders and payments received by the Company. Contract liabilities, consisting of deferred revenue recorded on a contract‑by‑contract basis, totaled $128.4 million and $119.8 million as of December 31, 2025 and 2024, respectively, for the current portion, and are presented within Deferred revenue on the consolidated balance sheets. The long‑term portion of deferred revenue was $16.8 million as of December 31, 2025 and is presented within Other long‑term liabilities. The Company had no long‑term deferred revenue balance as of December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company converted $95.7 million and $42.4 million of deferred revenue to revenue, respectively, which represented 80% and 64% of the prior years’ deferred revenue balance.

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

The company did not recognize any revenue from bill-and-hold arrangements during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company recognized $1.9 million, and $38.8 million, respectively, from one and three customers, respectively, that also contained bill-and-hold obligations.

Remaining Performance Obligations
As of December 31, 2025, the Company had $593.7 million of remaining performance obligations. The Company expects to recognize revenue on 87% of these performance obligations in the next twelve months.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
14.    Earnings per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(52,235)	$(240,394)	$137,240
Preferred dividends and accretion	59,797	55,670	51,691
Net (loss) income to common shareholders	(112,032)	(296,064)	85,549

Basic:
Weighted average common shares outstanding	152,537	151,754	150,942
(Loss) income per share	$(0.73)	$(1.95)	$0.57

Diluted:
Weighted average common shares outstanding	152,537	151,754	150,942
Effect of Restricted Stock and Performance Awards	—	—	1,080
Weighted average dilutive shares	152,537	151,754	152,022
(Loss) income per share	$(0.73)	$(1.95)	$0.56

Since the Company was in a loss position for the years ended December 31, 2025 and 2024, basic net loss per share to common shareholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. As such, 5,833,255 and 3,572,402 shares of common stock equivalents were excluded from the calculation of diluted net loss per share during the years ended December 31, 2025 and 2024, as they had an antidilutive effect.

Potentially dilutive common shares issuable pursuant to equity-based awards of 2,362,982, were excluded from the computation of diluted earnings per share for the year ended December 31, 2023, as their effect would have been antidilutive.

In addition, there were no potentially dilutive common shares issuable pursuant to the Convertible Notes for the years ended December 31, 2025, 2024 and 2023, as the sustained market price of the Company’s common stock has not exceeded the conversion thresholds since inception.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Plymouth Class Action
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

On June 30, 2021, a substantially similar second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act, which was consolidated with the Plymouth Action. The plaintiffs in the consolidated action seek an award of damages and the interest thereon, any injunctive relief the court deems just and proper, and reasonable costs of bringing the litigation, including attorneys’ fees.

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

Derivative Complaints

Southern District of New York
On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Exchange Act for misleading proxy statements, (2) breach of fiduciary duty, (3) unjust enrichment, (4) abuse of control, (5) gross mismanagement, (6) corporate waste, (7) aiding and abetting breach of fiduciary duty, and (8) contribution under Sections 10(b) and 21D of the Exchange Act. The derivative plaintiff in this action seeks: declaratory relief; an award of compensatory damages to the Company, with interest; restitution from the defendants; an order directing the Company to reform its corporate governance and internal procedures; and the costs and disbursements of the action, including attorneys’ fees.

On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleges: (1) violations of Section 14(a) of the Exchange Act for causing the issuance of a false/misleading proxy statement, (2) breach of fiduciary duty, and (3) aiding and abetting breaches of fiduciary duty. The derivative plaintiff in this action seeks the same relief sought in the verified derivative complaint filed in the Southern District of New York on July 16, 2021.

Array Technologies, Inc.
Notes to Consolidated Financial Statements

On August 24, 2021, the Southern District of New York derivative actions were consolidated, and the court appointed co-lead counsel. The consolidated cases remain stayed pending the outcome of the appeal of the Plymouth Action.

Delaware Court of Chancery
On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware against certain officers and directors of the Company, asserting claims for: (1) breach of fiduciary duty and (2) unjust enrichment. The derivative plaintiff in this action seeks: an award of compensatory damages in favor of the Company; restitution from the defendants and disgorgement of profits, benefits, and other compensation obtained by the defendants; an order directing the Company to reform its corporate governance and internal procedures; equitable or injunctive relief as permitted by law and equity; and the costs and disbursements of the action, including attorneys’ fees.

On August 11, 2022, a second verified derivative complaint was filed with the Court of Chancery against certain officers and directors of the Company, asserting claims for: (1) breach of fiduciary duty; (2) aiding and abetting breaches of fiduciary duty; (3) waste of corporate assets; (4) unjust enrichment; (5) insider selling; and (6) aiding and abetting insider selling. The derivative plaintiff in this action seeks: declaratory relief; an award of compensatory damages in favor of the Company; disgorgement of profits obtained from certain sales of Company stock by certain of the defendants; establishment of a constructive trust over certain amounts obtained by certain of the defendants; and the costs and disbursements of the action, including attorneys’ fees.

On September 2, 2022, the derivative cases with the Court of Chancery were consolidated and the court appointed co-lead counsel. The consolidated cases remain stayed pending the outcome of the appeal of the Plymouth Action.

The Company continues to believe the claims alleged in the actions are without merit and intends to continue to vigorously defend its position in these matters. The Company has not recorded any material loss contingency in the consolidated balance sheets as of December 31, 2025.

Commercial Supplier Settlement
During March 2024, the Company reached a settlement with one of its vendors, in which the Company received $4.0 million in the form of a one-time $2.6 million cash payment due immediately, and $1.4 million in credits with the vendor which can be applied by the Company to future orders from the respective vendor. If the Company does not utilize all of the credits by January 2026, it will receive a one-time cash payment from the vendor for the remaining unused credit balance. During the year ended December 31, 2024 the Company recognized a $4.0 million reduction to Cost of product and service revenue in the consolidated statements of operations from the settlement, and had a receivable of $0.4 million included in Prepaid and other expenses, net in the consolidated balance sheet. The Company has collected the remaining outstanding amount as of December 31, 2025.

The Company is party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business. The Company believes that there are no other proceedings or claims pending against it, the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and

Array Technologies, Inc.
Notes to Consolidated Financial Statements
reasonably estimable under ASC Topic 450 Contingencies. Legal costs are expensed as incurred. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumption or the effectiveness of the Company’s strategies relating to these proceedings.

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, Array Tech, Inc. entered into a TRA with the former majority shareholder of the Company. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc. to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by the Company, from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and changes in the fair value of the TRA are recognized in earnings. As of December 31, 2025 and 2024, the fair value of the TRA was $8.3 million and $9.1 million, respectively.

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

The following table summarizes the activity related to our estimated TRA obligation (in thousands):

TRA Liability
Balance, December 31, 2023	$10,363
IRS Settlement	(1,427)
Fair value adjustment	125
Balance, December 31, 2024	9,061
Payments	(1,204)
Fair value adjustment	395
Balance, December 31, 2025	$8,252

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Earnout Consideration
As discussed in Note 3 – Acquisition, the Purchase Agreement includes an earnout provision pursuant to which Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028 (the “Earnout Consideration”). The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by

Array Technologies, Inc.
Notes to Consolidated Financial Statements
the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The principal Seller continues to assume the managerial responsibilities of APA.

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of December 31, 2025, the Earnout Consideration was estimated to have a fair value of approximately $19.0 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Change in fair value of contingent consideration in the consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

The following table summarizes the activity related to the estimated Earnout Consideration liability (in thousands):

Earnout Consideration Liability
Balance, December 31, 2024	$—
Additions	19,256
Payments	—
Fair value adjustment	(218)
Balance, December 31, 2025	$19,038

The Earnout Consideration liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bond
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of December 31, 2025, the Company had surety bonds outstanding in the amount of $215.5 million.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2025 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations(1)	316,261	184,963	131,298	—	—
Other obligations(2)	1,000	—	1,000	—	—
Total	$317,261	$184,963	$132,298	$—	$—
(1) Purchase obligations primarily relate to commitments with certain suppliers under firm purchase orders or supply agreements to purchase raw materials or parts.
(2) Other obligations represent a commitment of the Company to invest an additional $1.0 million in future SAFEs with a technology company upon the achievement of defined milestones.

16.    Fair Value of Financial Instruments

The carrying values and the estimated fair values of debt financial instruments were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Notes	$320,733	$299,796	$417,525	$311,525
2031 Convertible Notes	335,444	501,006	—	—

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange, but may be traded by qualified institutional buyers.

The fair value of the Term Loans and Other Debt is estimated using Level 2 inputs. The carrying value of the Term Loan Facility outstanding under the Senior Secured Credit Facility recorded in consolidated balance sheets approximates fair value due to the variable nature of the interest rates.

Other Debt with an aggregate carrying value of $12.8 million, consists of variable rate obligations. The carrying value of these variable rate obligations approximates fair value due to the variable nature of the interest rates.

17.    Equity-Based Compensation and Other Benefit Plans

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
RSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2024	2,648,161	$10.97
Shares granted	3,049,243	$6.36
Shares vested	(816,680)	$12.73
Shares forfeited	(558,347)	$9.47
Outstanding non-vested, December 31, 2025	4,322,377	$7.58

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

PSU awards that were awarded during 2025 do not yet have a grant date because not all of the performance criteria is known at inception. These awarded shares have been included in Shares granted in the table below. Until the grant date is established, these awards are remeasured at fair value each reporting period using a Monte Carlo simulation, and the associated expense is recognized and trued up quarterly based on the updated fair value and estimated probability of vesting.

The following assumptions were used in the Monte Carlo simulation for computing the grant date fair value of the PSUs issued during the years ended December 31, 2025 and 2024:

	2025	2024
Volatility	82%	79%
Risk-free interest rate	3.44%	4.62%
Dividend yield	—%	—%

Array Technologies, Inc.
Notes to Consolidated Financial Statements
PSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
PSUs
Outstanding non-vested, December 31, 2024	924,241	$12.76
Shares granted (1)	659,773	$9.53
Shares vested	—	$—
Shares forfeited	(73,166)	$12.10
Outstanding non-vested, December 31, 2025	1,510,848	$11.22
(1) Number of PSUs granted is based on the attainment level of performance metric(s), by key executive officers and employees of the Company, estimated to be probable at the grant date. The actual number of shares to be issued will depend on the relative attainment of the performance metrics.

The aggregate fair value of RSUs and PSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $5.4 million, $9.5 million and $15.9 million, respectively, which represented the market value of our common stock on the date that the RSUs or PSUs vested.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $15.6 million, $10.3 million and $14.6 million, respectively, in equity-based compensation, which is included in General and administrative expense in the consolidated statements of operations. These amounts include equity-based compensation related to RSUs, PSUs, and the Company’s Employee Stock Purchase Plan.

At December 31, 2025, the Company had $27.6 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over a weighted average of 1.9 years and 2.2 years, respectively.

Employee Stock Purchase Plan
The Company’s Compensation Committee approved the Employee Stock Purchase Plan (“ESPP”) in December 2021. The Plan allows employees to purchase shares at a 15% discount off the lower of the stock price at the beginning or ending of the six months window through payroll deductions. The plan is considered compensatory in nature and the Company recorded equity-based compensation expense on the plan beginning in 2022. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.2 million, $0.2 million, and $0.1 million, respectively, in equity-based compensation related to the Employee Stock Purchase Plan.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Deferred Compensation Plan
On May 21, 2024, the Human Capital Committee (the “Committee”) of the Board of Directors (the “Board”) of Array Technologies, Inc. adopted the Array Tech, Inc. Deferred Compensation Plan (the “Plan”). The Plan is a non-qualified deferred compensation plan intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Participation in the Plan is voluntary and is currently available to U.S. employees of the Company and its subsidiaries at the level of Vice President and above. Deferred compensation plan liabilities at December 31, 2025 were immaterial.

401(k) Plan
We have a defined contribution plan (“401(k) Plan”) which allows eligible employees to contribute up to 75% of their compensation up to the Internal Revenue Service maximum. We match each employee’s deferrals (contributions) at 100% for the first 3% and 50% of the fourth and fifth percentages of compensation and may make additional contributions at our discretion. Employees are immediately vested in the contributions made by us. Our contributions to the 401(k) Plan were $2.1 million, $2.0 million, and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded in cost of revenue and general and administrative expense. We have made no discretionary contributions to the 401(k) Plan to date.

18.     Leases

The Company accounts for its leases under ASC Topic 842 Leases. The Company has both operating and finance leases for certain assets. The Company has elected to apply the short-term measurement and recognition exemption, under which the right-of-use (“ROU”) assets and lease liabilities are not recognized for short-term leases.

The following table summarizes the Company’s ROU assets and lease liabilities (in thousands):

	December 31,
	2025	2024
Lease assets
Finance lease ROU assets	$48,791	$—
Operating lease ROU assets, including $26,419 and $0, respectively, from leases with related parties	48,297	16,384
Lease assets	$97,088	$16,384

Current portion of lease liabilities
Finance lease liabilities, current portion	$188	$—
Operating lease liabilities, current portion, including $592 and $0, respectively, from leases with related parties	7,474	5,600
Current portion of lease liabilities	$7,662	$5,600

Lease liabilities, net of current portion
Finance lease liabilities, long-term portion	$42,264	$—
Operating lease liabilities, long-term portion, including $26,050 and $0, respectively, from leases with related parties	47,288	15,128
Lease Liabilities, net of current portion	$89,552	$15,128

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance Leases:
Amortization of finance lease assets	$450	$—	$—
Interest obligation under finance leases	687	—	—
Total lease costs	$1,137	$—	$—

Operating Leases:
Fixed operating lease costs to non-related parties	$8,574	$8,262	$8,188
Fixed operating lease costs to related parties	1,152	—	—
Variable operating lease costs to non-related parties	1,931	1,838	1,501
Short-term lease costs	57	48	86
Total lease costs	$11,714	$10,148	$9,775

Future minimum lease payments as of December 31, 2025, are as follows (in thousands):

		Operating Leases
	Finance Leases	Related Party	Non-Related Party	Total Operating	Total
2026	$2,452	$2,451	$8,370	$10,821	$13,273
2027	3,067	2,525	6,762	9,287	12,354
2028	3,173	2,601	5,410	8,011	11,184
2029	3,284	2,679	3,359	6,038	9,322
2030	3,399	2,759	3,480	6,239	9,638
Thereafter	87,783	31,316	7,884	39,200	126,983
Total lease payments	103,158	44,331	35,265	79,596	182,754
Less: Imputed lease interest	(60,706)	(17,689)	(7,145)	(24,834)	(85,540)
Total lease liabilities	$42,452	$26,642	$28,120	$54,762	$97,214

Other information pertaining to leases consists of the following:

	Year Ended December 31,
	2025	2024	2023
Weighted average remaining lease-term
Finance leases	23.3 years	n/a	n/a
Operating leases	9.8 years	6.0 years	5.7 years
Weighted average discount rate
Finance leases	7.8%	—%	—%
Operating leases	7.5%	8.3%	7.9%

Array Technologies, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flows from operating leases	7,454	7,042	7,911
Non cash investing activities:
Lease liabilities arising from obtaining right-of-use assets, including those assumed through acquisition	$81,611	$849	$10,562

In May 2024, the Company entered into a triple net lease (“NNN term lease”) with GDC Sunshine LLC (“Lessor”) for 13 1/2 years (162 full calendar months) for a new manufacturing and office facility in Bernalillo County, New Mexico (the “County”). The NNN term lease agreement allows for an extension of one consecutive period of 10 years. The new facility that is mixed use and built for general purposes will be approximately 216,000 square feet when constructed.

The Company took control of the facility in the fourth quarter of 2025, at which point the NNN term lease commenced and will be accounted for as a finance lease. Future minimum lease payments under the NNN term lease, assuming the Company executes the renewal option, are estimated to be $103.2 million, payable over the expected lease term beginning with the commencement date.

In connection with this NNN term lease and the Company’s planned acquisition of machinery and equipment related to the new facility, the Lessor and the Company entered into a series of transactions with the County related to a tax abatement plan. These transactions had no net impact to the consolidated financial statements of the Company. The tax abatement plan provides for the effective elimination of 75% of the real property taxes and 100% of the personal property taxes payable to the County by the Company and the Lessor during the term of the NNN term lease, and the abatement of 100% of the sales and use taxes that would be incurred by the Company and the Lessor related to the purchase and use of machinery and equipment.

19.     Related Party Transactions

In connection with the acquisition of APA, the Company has five lease agreements with related parties owned by certain members of APA's management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue and General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $1.2 million for the year ended December 31, 2025. See Note 18 – Leases for discussion of these related-party lease arrangements.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
20.    Supplemental Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$16,056	$38,655	$43,949

Cash paid for income taxes
U.S. Federal	18,994	22,166	21,570
U.S. State	3,067	2,006	4,564
Spain	970	1,491	1,104
Other countries	301	2,303	18,704
Total	23,332	27,966	45,942

Non-cash investing and financing activities
Property, plant and equipment acquisitions funded by liabilities	2,791	422	1,546
Contingent consideration	19,038	—	—
Preferred Series A dividends and accretion	$59,797	$55,670	$51,691

21.    Segment and Geographic Information

ASC Topic 280 Segment Reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM is the Chief Executive Officer of the Company.

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

The Company has two separate operating segments, Array Legacy Operations and STI Operations, which are also reportable segments. Array Legacy Operations consists primarily of amounts earned from the design and delivery of solar arrays in the United States, and STI Operations consists primarily of amounts earned from the design and delivery of solar arrays outside of the United States. APA is a component of the Array Legacy Operations reportable segment.

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

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the financial results by segment during the periods presented (in thousands):

	Year ended December 31, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$1,070,478	$213,663	$1,284,141
Less:
Product cost(1)	704,429	177,833	882,262
Inventory valuation charge	—	29,516	29,516
Amortization of developed technology and backlog	17,520	—	17,520
Depreciation	3,569	—	3,569
Other costs(2)	44,968	7,753	52,721
Gross profit	$299,992	$(1,439)	$298,553

Total operating expenses	—	—	(327,548)
Total other expense, net	—	—	(222)
Loss before income taxes			$(29,217)

Segment assets	1,235,937	215,855	1,451,792
Capital expenditures	21,077	895	21,972
Depreciation and amortization	35,846	11,442	47,288
Interest income	10,912	940	11,852
Interest expense	24,996	2,335	27,331

Array Technologies, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2024
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$661,629	$254,178	$915,807
Less:
Product cost(1)	353,034	225,517	578,551
Amortization of developed technology and backlog	14,558	—	14,558
Depreciation	2,045	90	2,135
Other costs(2)	21,961	925	22,886
Gross profit	$270,031	$27,646	$297,677

Total operating expenses	—	—	(524,682)
Total other expense, net	—	—	(23,571)
Loss before income taxes			$(250,576)

Segment assets	1,018,487	407,512	1,425,999
Capital expenditures	6,423	882	7,305
Depreciation and amortization	27,303	25,476	52,779
Interest income	12,767	4,010	16,777
Interest expense	32,516	2,309	34,825

Array Technologies, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31, 2023
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$1,172,827	$403,724	$1,576,551
Less:
Product cost(1)	805,174	305,778	1,110,952
Amortization of developed technology and backlog	14,558	—	14,558
Depreciation(3)	1,348	—	1,348
Other costs(2)(3)	34,142	—	34,142
Gross profit	$317,605	$97,946	$415,551

Total operating expenses	—	—	(201,427)
Total other expense, net	—	—	(36,967)
Income before income taxes			$177,157

Segment assets	868,697	838,044	1,706,741
Capital expenditures	15,748	1,241	16,989
Depreciation and amortization	26,840	27,986	54,826
Interest income	3,985	4,345	8,330
Interest expense	40,982	3,247	44,229

(1) Includes 45X benefits realized in the amount of $173.6 million, $137.8 million, and $9.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Other is primarily comprised of outbound freight and certain overhead costs. Outbound freight for the years ended December 31, 2025, 2024 and 2023 for Array Legacy Operations was $43.8 million, $21.6 million, and $33.5 million, respectively.
(3) Depreciation and Other for STI Operations for the year ended December 31, 2023 is immaterial and included within Product cost.

Array Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents revenues by geographic region, based on the customers project location (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$1,041,372	$643,481	$1,166,160
Spain	141,047	83,742	99,160
Brazil	60,716	135,102	257,872
Australia	23,779	8,708	20,842
Remainder	17,227	44,774	32,517
Total revenue	$1,284,141	$915,807	$1,576,551

The following table presents property, plant and equipment, net by geographic region at the end of the period (in thousands):

	December 31,
	2025	2024
U.S.	$51,452	$20,058
Spain	3,129	2,967
Brazil	156	13
Australia	384	471
Remainder	3,104	2,713
Total property, plant and equipment, net	$58,225	$26,222

22.     Subsequent Events

On February 18, 2026, Array Tech, Inc. (f/k/a Array Technologies, Inc.) (the “Borrower”), a New Mexico corporation and wholly-owned subsidiary of the Company, entered into that certain Amendment No. 5 to Credit Agreement (the “Fifth Amendment”), by and among the Borrower, the Company’s wholly-owned subsidiary ATI Investment Sub, Inc., as holdings (“Holdings”), Goldman Sachs Bank USA, as administrative agent and collateral agent (“Goldman Sachs”), and the Lenders (as defined in the Fifth Amendment), to the Credit Agreement. The Fifth Amendment: (i) increases the revolving credit facility commitments under the original Credit Agreement from $166,000,000 to $370,000,000; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18, 2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.