Form 10-Q
period 2026-03-31
Array Technologies, Inc.
filed 2026-05-06
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 4, 2026, there were 153,826,378 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$200,702	$244,388
Restricted cash	1,291	1,596
Accounts receivable, net of allowance of $6,800 and $6,245, respectively	292,327	271,578
Inventories, net	167,973	150,374
Prepaid expenses and other	217,126	201,108
Total current assets	879,419	869,044

Property, plant and equipment, net	62,136	58,225
Lease assets	94,531	97,088
Goodwill	135,173	135,173
Other intangible assets, net	224,921	238,579
Deferred income tax assets	24,735	23,965
Other assets	54,112	29,718
Total assets	$1,475,027	$1,451,792

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$142,172	$143,994
Accrued expenses	62,777	54,289
Income tax payable	5,685	4,687
Deferred revenue	138,527	128,433
Current portion of contingent consideration	10,248	14,551
Current portion of warranty liability	12,018	10,844
Current portion of lease liabilities	7,587	7,662
Current portion of debt	9,464	10,315
Other current liabilities	1,925	2,237
Total current liabilities	390,403	377,012

Deferred income tax liabilities	21,307	22,133
Contingent consideration, net of current portion	11,882	12,739
Warranty liability, net of current portion	5,209	5,466
Lease liabilities, net of current portion	89,197	89,552

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	March 31, 2026	December 31, 2025
Long-term debt, net of current portion	656,958	658,664
Other long-term liabilities	32,187	25,838
Total liabilities	1,207,143	1,191,404

Commitments and contingencies (Note 12)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 498,498 and 490,829 shares issued as of March 31, 2026 and December 31, 2025, respectively; liquidation preference of $498.5 million and $493.1 million at each date, respectively	482,265	466,728

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 153,734,045 and 152,779,614 shares issued at respective dates	155	152
Additional paid-in capital	214,485	226,848
Accumulated deficit	(420,862)	(422,859)
Accumulated other comprehensive loss	(8,159)	(10,481)
Total stockholders’ equity	(214,381)	(206,340)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,475,027	$1,451,792

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$223,412	$302,363
Cost of revenue
Cost of product and service revenue	154,794	222,296
Amortization of developed technology and backlog	5,614	3,639
Total cost of revenue	160,408	225,935
Gross profit	63,004	76,428

Operating expenses
General and administrative	50,404	43,945
Change in fair value of contingent consideration	(2,586)	(150)
Depreciation and amortization	8,077	5,349
Total operating expenses	55,895	49,144

Income from operations	7,109	27,284

Interest income	2,387	3,319
Interest expense	(5,563)	(8,035)
Foreign currency gain, net	161	689
Other income, net	31	23
Total other expense, net	(2,984)	(4,004)

Income before income tax expense	4,125	23,280
Income tax expense	2,128	6,534
Net income	1,997	16,746
Preferred dividends and accretion	15,537	14,443
Net (loss) income to common stockholders	$(13,540)	$2,303

(Loss) income per common share
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02
Weighted average number of common shares outstanding
Basic	152,956	152,076
Diluted	152,956	152,783

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$1,997	$16,746
Foreign currency translation(1)	2,322	15,277
Comprehensive income	$4,319	$32,023
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended March 31, 2026

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	490	$466,728	—	$—	152,780	$152	$226,848	$(422,859)	$(10,481)	$(206,340)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	912	3	(3)	—	—	—
Employee purchase plan	—	—	—	—	42	—	298	—	—	298
Equity-based compensation	—	—	—	—	—	—	3,881	—	—	3,881
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,002)	—	—	(1,002)
Preferred cumulative dividends plus accretion	8	15,537	—	—	—	—	(15,537)	—	—	(15,537)
Net income	—	—	—	—	—	—	—	1,997	—	1,997
Foreign currency translation	—	—	—	—	—	—	—	—	2,322	2,322
Balance at March 31, 2026	498	$482,265	—	$—	153,734	$155	$214,485	$(420,862)	$(8,159)	$(214,381)

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

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$1,997	$16,746
Adjustments to reconcile net income to cash used in operating activities:
Provision for bad debts	195	1,671
Deferred tax (benefit) expense	(1,596)	1,024
Depreciation and amortization	9,751	5,932
Amortization of developed technology and backlog	5,614	3,639
Amortization of debt discount and issuance costs	876	1,506
Equity-based compensation	3,941	2,798
Change in fair value of contingent consideration	(2,586)	(150)
Warranty provision	3,341	1,720
Inventory reserve	(526)	839
Other non-cash	161	—
Changes in operating assets and liabilities	(50,589)	(48,784)
Net cash used in operating activities	(29,421)	(13,059)
Investing activities
Purchase of property, plant and equipment	(7,511)	(2,352)
Net cash used in investing activities	(7,511)	(2,352)
Financing activities
Proceeds from issuance of other debt	24,218	7,862
Repayments of other debt	(27,412)	(7,294)
Repayments of term loan facility	—	(1,075)
Contingent consideration payments	(2,574)	(1,204)
Other financing	(1,844)	(14)
Net cash used in financing activities	(7,612)	(1,725)
Effect of exchange rate changes on cash and cash equivalent balances	553	2,488
Net change in cash and cash equivalents and restricted cash	(43,991)	(14,648)
Cash and cash equivalents, and restricted cash beginning of period	245,984	364,141
Cash and cash equivalents and restricted cash, end of period	$201,993	$349,493

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Headquartered in Albuquerque, New Mexico, Array Technologies, Inc. (the “Company”) is a leading global provider of solar tracking technology and fixed-tilt systems to utility-scale and distributed generation customers who construct, develop, and operate solar photovoltaic (“PV”) sites. With solutions engineered to withstand harsh weather conditions, the Company’s high-quality solar trackers, fixed-tilt systems, software platforms, foundation solutions, and field services combine to optimize energy production and deliver value to our customers for the entire lifecycle of a project.

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

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of Array’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of results for the interim periods reported have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

As of March 31, 2026, the Company had outstanding Vendor Rebate receivables of $164.7 million and $35.1 million included in Prepaid expenses and other and Other assets, respectively. As of December 31, 2025 the Company had outstanding Vendor Rebate receivables of $152.0 million and $10.9 million, included in Prepaid expenses and other and Other assets, respectively.

Inflation Reduction Act 45X Credits
The Company accounts for the 45X Credit established by the IRA, under International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as a reduction to Cost of product and service revenue in the condensed consolidated statements of operations. The tax credit is included as an offset in Income tax payable in the condensed consolidated balance sheets dated March 31, 2026 and December 31, 2025.

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

The Company has not identified any indicators of impairment that would require the Company to test its goodwill for impairment as of March 31, 2026.

The Company has one indefinite-lived intangible asset for a Trade name it acquired as part of a past acquisition associated with the Array Legacy Operations reporting unit. The Company performs an annual impairment test on its Trade name indefinite-lived intangible asset, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year. There were no indicators of impairment associated with this Trade name as of March 31, 2026.

Equity Investment
On November 6, 2024, the Company invested $3.0 million through a Simple Agreement for Future Equity (“SAFE”) with a technology company. On June 2, 2025, the SAFE investment converted into 182,669 preferred shares of the technology company at the predetermined price. The conversion did not result in the recognition of a gain or loss.

In the fourth quarter of 2025, the same technology company achieved certain defined milestones, upon which the Company invested an additional $1.0 million through another SAFE. At the next equity financing round of the technology company, the SAFE investment will convert into preferred shares of the technology company, subject to certain conditions.

The Company’s equity investment of $3.0 million and additional investment of $1.0 million are recorded as investments at cost and are included within Other assets in the condensed consolidated balance sheet. The investment will be carried at cost and remeasured to fair value if impaired or if there are observable changes in transaction prices.

The Company may invest up to $1.0 million in additional future SAFEs, contingent upon the technology company’s achievement of defined milestones. As of March 31, 2026, no additional commitments have been recognized, and no impairment indicators have been identified.

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

The Company has not identified indicators of impairment that would require the Company to test its long-lived assets for impairment as of March 31, 2026.

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

Research and Development
The Company incurs research and development (“R&D”) costs while researching and developing new products and significant enhancements to existing products. R&D costs consist primarily of personnel-related costs associated with the Company’s internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. R&D expense was $3.0 million and $2.4 million during the three months ended March 31, 2026 and 2025, respectively.

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

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses, which provides a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2025-05 in the first quarter of fiscal year 2026, and it did not have a material impact on the Company’s consolidated financial statements upon adoption.

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

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of the Closing Date, the Earnout Consideration was estimated to have a fair value of approximately $19.3 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Change in fair value of contingent consideration on the condensed consolidated statements of operations. Refer to Note 12 - Commitments and Contingencies for additional details. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed, including measurement period adjustments recognized through December 31, 2025 (in thousands). No measurement period adjustments were recognized during the three months ended March 31, 2026.

Fair Value of Net Assets Acquired and Liabilities Assumed:	Acquisition Date Including Remeasurements
Cash and cash equivalents	$1,219
Accounts receivable	29,124
Inventories	25,136
Prepaid expenses and other	466
Property, plant and equipment	14,256
Other intangible assets	88,000
Other assets	27,244
Total assets acquired	$185,445

Accounts payable	12,540
Deferred revenue	22,329
Other liabilities	4,138
Other long-term liabilities	26,493
Total liabilities assumed	$65,500

Fair value of net assets acquired	119,945
Allocation to goodwill	$65,446

The amounts recorded as of March 31, 2026 are preliminary, as the Company is finalizing working capital, post-closing, and other customary adjustments. These preliminary estimates are subject to change within the measurement period (defined as the twelve months following the Closing Date) and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the table above. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

The purchase price allocation includes $88.0 million of acquired identifiable intangible assets as follows:

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

Included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026 are revenues of $14.9 million and an operating loss of $10.2 million, inclusive of $5.0 million of expenses related to the Deferred Consideration and $4.3 million of amortization expense related to identified intangible assets.

Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and APA as if the acquisition had occurred on January 1, 2024, after giving effect to certain unaudited pro forma adjustments. The unaudited pro forma adjustments reflected herein include only those adjustments that are directly attributable to the APA Acquisition and factually supportable. The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the APA Acquisition and is not necessarily indicative of the operating results that would have actually occurred had the APA Acquisition been consummated on January 1, 2024. These results are prepared in accordance with U.S. GAAP (in thousands).

Three Months Ended March 31, 2025
Revenue	$328,240
Net income	12,970

Pro forma adjustments (1)	$(6,788)
(1) Pro forma adjustments represent re-casting of incremental expenses, net of estimated taxes, resulting from the APA Acquisition, including Deferred Consideration expense, intangible asset amortization, and the impacts of lease re-measurements and increases to the fair value of inventories and property, plant and equipment.

4.    Condensed Consolidated Balance Sheet Details

Inventories, net
Inventories, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$51,597	$47,613
Work in process	2,164	2,195
Finished goods	114,212	100,566
Total inventories, net	$167,973	$150,374

The Company values inventory using costing methods that approximate a first-in, first-out (“FIFO”) basis.

Prepaid expenses and other current assets
The following table shows the components of Prepaid expenses and other current assets (in thousands):

	March 31, 2026	December 31, 2025
IRA vendor rebates	$164,721	$152,036
Prepaid taxes	27,443	27,319
Other	24,962	21,753
Total prepaid expenses and other current assets	$217,126	$201,108

Contingent consideration
The following table shows the components of contingent consideration (in thousands):

	March 31, 2026	December 31, 2025
Current portion of contingent consideration
TRA	$1,569	$2,757
Earnout Consideration	8,679	11,794
Total current portion of contingent consideration	$10,248	$14,551

Contingent consideration, net of current portion
TRA	$4,205	$5,495
Earnout Consideration	7,677	7,244
Total contingent consideration, net of current portion	$11,882	$12,739

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payables	$18,931	$14,185
Accrued payroll expenses	23,420	17,135
Accrued interest	3,646	5,564
Other accrued expenses	16,780	17,405
Accrued expenses	$62,777	$54,289

During the fourth quarter of 2025, the Company approved a plan to resize certain aspects of its international operations to better align its cost structure with future business needs. The Company’s severance liabilities totaled $1.2 million as of both March 31, 2026 and December 31, 2025 and are included in Accrued expenses in the Company’s condensed consolidated balance sheets. The Company did not make any payments against the liabilities or recognize a change in the estimated severance provision. The Company expects the reorganization to be substantially complete in 2026.

Leases
The following table summarizes the Company’s right-of-use (“ROU”) assets and lease liabilities (in thousands):

	March 31, 2026	December 31, 2025
Lease assets
Finance lease ROU assets	$48,265	$48,791
Operating lease ROU assets, including $24,919 and $26,419, respectively, from leases with related parties	46,266	48,297
Lease assets	$94,531	$97,088

Current portion of lease liabilities
Finance lease liabilities, current portion	$187	$188
Operating lease liabilities, current portion, including $602 and $592, respectively, from leases with related parties	7,400	7,474
Current portion of lease liabilities	$7,587	$7,662

Lease liabilities, net of current portion
Finance lease liabilities, long-term portion	$43,080	$42,264
Operating lease liabilities, long-term portion, including $25,066 and $26,050, respectively, from leases with related parties	46,117	47,288
Lease Liabilities, net of current portion	$89,197	$89,552

5.    Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2026	December 31, 2025
Land	N/A	$1,644	$1,674
Buildings and land improvements	15-39	12,660	12,482
Manufacturing equipment	7	45,201	43,650
Furniture, fixtures and equipment	5-7	5,865	6,088
Vehicles	5	1,240	1,287
Hardware	3-5	5,104	5,186
Construction in progress	N/A	21,737	18,178
Total		93,451	88,545
Less: accumulated depreciation		(31,315)	(30,320)
Property, plant and equipment, net		$62,136	$58,225

Depreciation expense was $2.4 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, of which $1.7 million and $0.6 million, respectively, was included in Cost of product and service revenue and $0.7 million and $0.5 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

6.    Goodwill and Other Intangible Assets, Net

Goodwill
As of March 31, 2026, the aggregate carrying value of goodwill was $135.2 million, all attributable to the Array Legacy Operations segment, net of cumulative impairments of $51.9 million. There were no changes in the carrying amount of goodwill by segment during three months ended March 31, 2026.

The Company tests goodwill for impairment annually or more frequently if facts or circumstances indicate that it is more likely than not that the fair value of its reporting units is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. The Company did not identify any indicators of impairment as of March 31, 2026.

Long Lived Assets
The Company assesses long-lived assets classified as “held and used,” including property, plant and equipment, lease assets and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

As of March 31, 2026, no events or circumstances were noted that would indicate the carrying amount of any of Array Legacy’s Operations or STI Operations assets may not be recoverable.

Other Intangible Assets, Net
Other intangible assets, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	March 31, 2026	December 31, 2025
Amortizable:
Developed technology	5-14	$225,800	$225,800
Computer software and other	3-5	29,817	29,285
Customer relationships	5-10	228,980	230,660
Backlog	1	22,318	22,635
Trade name	10-20	26,856	27,139
Total amortizable intangibles		533,771	535,519
Accumulated amortization:
Developed technology		144,409	139,669
Computer software and other		16,796	16,046
Customer relationships		132,758	127,301
Backlog		21,006	20,447
Trade name		4,181	3,777
Total accumulated amortization		319,150	307,240
Total amortizable intangibles, net		214,621	228,279

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$224,921	$238,579

Amortization expense related to intangible assets was $13.0 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively, of which $5.6 million and $3.6 million, respectively, was included in Amortization of developed technology and backlog, a component of cost of revenue, and $7.4 million and $4.9 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of March 31, 2026, is as follows (in thousands):

Amount
Remainder of 2026	$33,976
2027	39,545
2028	38,947
2029	38,947
2030	28,379
Thereafter	34,827
$214,621

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

The Company recorded income tax expense of $2.1 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively. The income tax expense for the three months ended March 31, 2026 was impacted favorably by a higher mix of U.S. profits and tax credits recorded during the period. Additionally, discrete tax items for the quarter resulted in a $1.3 million net tax expense related to equity-based compensation, tax reserve releases and a change in state deferred tax assets. The income tax expense for the three months ended March 31, 2025 was impacted favorably by lower profits in non-U.S. jurisdictions and additional tax credits recorded during the period.

As of March 31, 2026 and December 31, 2025, the balance of reserves for uncertain tax positions was $0.8 million for both periods.

8.    Debt

The following table summarizes the Company’s total debt (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility	$—	$—

2028 Convertible notes	325,000	325,000
2031 Convertible notes	345,000	345,000
Other debt	9,464	12,802
Total principal	679,464	682,802
Unamortized discount and issuance costs, total	(13,042)	(13,823)
Current portion of debt	(9,464)	(10,315)
Total long-term debt, net of current portion	$656,958	$658,664

Senior Secured Credit Facility
On October 14, 2020, the Company entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $200 million senior secured five-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021, February 26, 2021, March 2, 2023, and May 1, 2025 (the “Fourth Amendment”). During the second quarter of 2025, the Company repaid in full the remaining balance of the Term Loan Facility.

On February 18, 2026, the Company (the “Borrower”) entered into an amendment to the Credit Agreement (the “Fifth Amendment”), by and among the Borrower, the Company’s wholly-owned subsidiary ATI Investment Sub, Inc., as holdings (“Holdings”), Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Fifth Amendment). The Fifth Amendment: (i) increases the revolving credit facility commitments under the Fourth Amendment from $166 million to $370.0 million; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18, 2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility at both March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025 the Company had $27.9 million and $28.1 million, respectively, in standby letters of credit, and $342.1 million and $137.9 million, respectively, available to withdraw against total commitments under the Revolving Credit Facility of $370.0 million and $166.0 million, respectively. The Revolving Credit Facility incurs interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate (each as defined in the Credit Agreement), one half of 1.00% above the Federal Funds Rate (as defined in the Credit Agreement) or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Convertible Notes
On December 3, 2021 and December 9, 2021, the Company completed a $425.0 million private offering ($375.0 million and $50.0 million, respectively), of its 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), resulting in net proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75% but before deducting initial purchasers’ discounts and offering expenses. The 2028 Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee. The 2028 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022.

On June 27, 2025, the Company issued aggregate principal amount of $345.0 million of its 2.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and, together with the 2028 Convertible Notes, the “Convertible Notes”) in a private placement. The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The Company incurred $10.4 million of initial purchasers’ discounts and offering expenses, resulting in net proceeds of $334.6 million. The 2031 Convertible Notes were issued pursuant to an indenture, dated June 27, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2031 Indenture”). The 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on July 1, 2031, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

The net carrying amount of the Convertible Notes was as follows (in thousands):

	March 31, 2026		December 31, 2025
	2028 Convertible Notes	2031 Convertible Notes	2028 Convertible Notes	2031 Convertible Notes
Principal	$325,000	$345,000	$325,000	$345,000
Unamortized issuance costs	(3,909)	(9,133)	(4,267)	(9,556)
Net carrying amount	$321,091	$335,867	$320,733	$335,444

Neither the 2028 Convertible Notes nor the 2031 Convertible Notes were convertible during the three months ended March 31, 2026, and none have been converted to date. As the average market price of the Company’s common stock has not exceeded the applicable conversion prices, there was no dilutive impact from either series of Convertible Notes for the three months ended March 31, 2026.

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

The following table summarizes the key terms of the capped calls issued in connection with the 2028 Convertible Notes (the “2028 Capped Calls”) and the capped calls issued in connection with the 2031 Convertible Notes (the “2031 Capped Calls”, together with the 2028 Capped Calls, the “Capped Calls”):

	Premium Paid (In Millions)	Number of Shares Covered (In Millions)	Initial Strike Price	Cap Price
2028 Capped Calls	$52.9	17.8	$23.86	$36.02
2031 Capped Calls	$35.1	42.5	$8.12	$12.74

The initial strike and cap prices are subject to customary anti-dilution adjustments. The 2028 Capped Calls are scheduled to expire on December 1, 2028 and the 2031 Capped Calls are scheduled to expire on July 1, 2031. In connection with the early extinguishment of a portion of the 2028 Convertible Notes, none of the 2028 Capped Calls were settled, and the Company has not unwound, terminated, or otherwise adjusted any portion of these instruments.

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

Other Debt
Other debt consists of the debt obligations of STI Operations (“Other Debt”). Interest rates on Other Debt are based EURIBOR plus a spread and range from 2.5% to 3.0% annually. As of March 31, 2026, the entire $9.5 million aggregate carrying value of these debt obligations was denominated in Euros. These debt obligations mature between 2026 and 2027.

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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $7.9 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively.

At issuance, the Company evaluated the accounting for the instruments issued pursuant to the Series A Purchase Agreement and determined the Series A Shares and common stock issued in the Closing are freestanding instruments that are classified in equity.

Dividends
On or prior to the fifth anniversary of the Closing, the Company may pay dividends on the Series A Shares either in: (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below); (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25% (the “Permitted Accrued Dividends,”); or (iii) a combination thereof. Following the fifth anniversary of the Closing, dividends are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following the fifth anniversary of the Closing, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of the Company’s common stock equal to the quotient of: (A) the amount of Default Accrued Dividends divided by (B) 95% of the 30-day VWAP of the Company’s common stock (“Non-Cash Dividend”).

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

During the three months ended March 31, 2026 and 2025, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25% totaling $7.7 million and $7.2 million, respectively. As of March 31, 2026 and December 31, 2025, total accrued and unpaid dividends were $98.5 million and $90.8 million, respectively.

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

10.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended March 31,
	2026	2025
Over-time revenue	$172,051	$261,622
Point in time revenue	51,361	40,741
Total revenue	$223,412	$302,363

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

Contract assets consisting of unbilled receivables are recorded within Accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period. At March 31, 2026 and December 31, 2025, unbilled receivables totaled $110.5 million and $92.8 million, respectively.

The Company also receives advances or deposits from its customers prior to the recognition of revenue, resulting in contract liabilities. The changes in contract liabilities (i.e., deferred revenue) relate to advanced orders and payments received by the Company. Contract liabilities, consisting of deferred revenue recorded on a contract‑by‑contract basis, totaled $138.5 million and $128.4 million as of March 31, 2026 and December 31, 2025, respectively, for the current portion, and are presented within Deferred revenue on the condensed consolidated balance sheets. The long‑term portion of deferred revenue was $31.4 million and $16.8 million as of March 31, 2026 and December 31, 2025, respectively, and is presented within Other long‑term liabilities.

During the three months ended March 31, 2026, the Company converted $25.2 million in deferred revenue to revenue, which represented 17% of the prior year’s deferred revenue balance. Included in Deferred revenue as of December 31, 2025 are cash advances for signed contracts that begin several months subsequent to receiving the advance. In addition, Deferred revenue includes paid extended warranty, which can be recognized upon expiration of the warranty.

Remaining Performance Obligations
As of March 31, 2026, the Company had $544.0 million of remaining performance obligations. The Company expects to recognize revenue on 94% of these performance obligations in the next twelve months.

11.    (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$1,997	$16,746
Less: preferred dividends and accretion	15,537	14,443
Net (loss) income to common stockholders	$(13,540)	$2,303
Basic:
Weighted average shares	152,956	152,076
(Loss) income per share	$(0.09)	$0.02
Diluted:
Effect of restricted stock and performance awards	—	707
Weighted average shares	152,956	152,783
(Loss) income per share	$(0.09)	$0.02

Since the Company had a Net loss to common stockholders for the three months ended March 31, 2026, basic net loss per share to common stockholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. As such, 6,831,154 shares of common stock equivalents were excluded from the calculation of diluted net loss per share during the three months ended March 31, 2026, as they had an antidilutive effect.

Potentially dilutive common shares issuable pursuant to equity-based awards of 1,107,733 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2025, as their effect would have been antidilutive.

In addition, there were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the three months ended March 31, 2026 and 2025, as the average market price of the Company’s common stock did not exceed the applicable conversion price during those periods.

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

Plymouth Class Action
On May 14, 2021, a putative class action (the “Plymouth Action”) was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”). On June 30, 2021, a substantially similar second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act, which was consolidated with the Plymouth Action. A consolidated amended class action complaint was filed on December 7, 2021.

All defendants in the Plymouth Action, including the Company, moved to dismiss the consolidated amended complaint. On May 19, 2023, the court granted the Company’s motion to dismiss and, on July 5, 2023, denied a request from the Plymouth Action plaintiffs for leave to amend the consolidated amended complaint and dismissed the Plymouth Action in its entirety with prejudice. On August 4, 2023, the lead plaintiffs filed a notice of appeal of the court’s dismissal of the consolidated amended complaint to the U.S. Court of Appeals for the Second Circuit. After full briefing, the court of appeals heard oral argument on June 26, 2024. On March 24, 2026, the Second Circuit issued a summary order affirming the District Court's dismissal of the Plymouth Action with prejudice.

Derivative Complaints
Southern District of New York
On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Exchange Act for misleading proxy statements; (ii) breach of fiduciary duty; (iii) unjust enrichment; (iv) abuse of control; (v) gross mismanagement; (vi) corporate waste; (vii) aiding and abetting breach of fiduciary duty; and (viii) contribution under Sections 10(b) and 21D of the Exchange Act.

On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Exchange Act for causing the issuance of a false/misleading proxy statement; (ii) breach of fiduciary duty; and (iii) aiding and abetting breaches of fiduciary duty.

On August 24, 2021, the Southern District of New York derivative actions were consolidated, and the court appointed co-lead counsel. On April 28, 2026, the District Court entered a stipulation and order submitted by the parties voluntarily dismissing the New York derivative action in light of the Second Circuit Court of Appeals’ affirmance of the dismissal of the Plymouth Action with prejudice.

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

Sterling and Wilson Solar Solutions, Inc. (“SWSS”) vs. Array Technologies, Inc.
On September 16, 2025, Sterling & Wilson Solar Solutions Inc. (“SWSS”) served an arbitration demand (the “Demand”) on the Company asserting contractual and negligence claims purportedly arising out of the Company’s provision of goods for use in a solar project in Bickleton, Washington. The Company filed its Answer on October 30, 2025, and asserted defenses, including that (i) SWSS’s claims are barred by applicable contractual limitations provisions and statutes of limitations, and (ii) are otherwise unsupported. In February 2026, SWSS filed a statement of claims and damages, specifying that it is seeking contractual damages from the Company, and further adding a claim seeking indemnification by the Company for any damages incurred by SWSS relating to counterclaims brought against SWSS in another litigation concerning the same solar project. The Company is not a party to that litigation. The amount of potential damages to SWSS, if any, is unknown because the Company understands the underlying litigation to be in its early and preliminary stages. On March 5, 2026, the Company sought leave to file a dispositive motion concerning all of SWSS’ claims. On March 24, 2026, that request was denied, but the arbitration panel noted that it would consider additional requests at a later date. On April 29, 2026, the parties requested that the panel stay the arbitration pending the resolution of the underlying litigation. The Company is vigorously defending the arbitration.

The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of March 31, 2026.

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

Contingent Consideration
Tax Receivable Agreement
Concurrent with the Former Parent’s acquisition of Array Technologies Patent Holdings Co., LLC on July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a tax receivable agreement (the “TRA”) with the former majority stockholder of Array Tech, Inc. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in contingent consideration on the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of the TRA was $5.8 million and $8.3 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$8,252	$9,061
Payments	(2,574)	(1,204)
Fair value adjustment	96	(150)
Ending balance	$5,774	$7,707

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

Upon the Closing Date, the Earnout Consideration was accounted for as contingent consideration, and the fair value is estimated each reporting period. As of March 31, 2026, the Earnout Consideration was estimated to have a fair value of approximately $16.4 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Change in fair value of contingent consideration in the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

The following table summarizes the activity related to the estimated Earnout Consideration liability (in thousands):

Three Months Ended March 31, 2026
Beginning balance	$19,038
Additions	—
Payments	—
Fair value adjustment	(2,682)
Ending balance	$16,356

The Earnout Consideration liability requires significant judgment and is classified as Level 3 in the fair value hierarchy.

Surety Bonds
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of March 31, 2026, the Company had surety bonds outstanding in the total amount of $230.8 million.

13.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Notes	$321,092	$293,631	$320,733	$299,796
2031 Convertible Notes	335,867	444,943	335,444	501,006

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

Other Debt with an aggregate carrying value of $9.5 million, consists of variable and fixed rate obligations. The carrying value of these variable rate obligations approximates fair value due to the variable nature of the interest rates.

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

RSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2025	4,322,377	$7.58
Shares granted	1,563,980	6.82
Shares vested	(1,054,272)	9.08
Shares forfeited/canceled	(22,032)	8.00
Outstanding non-vested, March 31, 2026	4,810,053	$7.01

Performance Stock Units
The Company has granted performance-based restricted stock units (“PSUs”) to certain employees. The PSUs generally cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return compared to a certain index which modifies the number of PSUs that vest. PSUs were valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates, and the assigned fair value on grant date is recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather is estimated quarterly and the expense recognition is trued-up accordingly upon any probability to vest revision.

PSU awards that were awarded during 2025 and 2026 do not yet have a grant date because not all of the performance criteria is known at inception. These awarded shares have been included in Shares granted in the table below. Until the grant date is established, these awards are remeasured at fair value each reporting period using a Monte Carlo simulation, and the associated expense is recognized and trued-up quarterly based on the updated fair value and estimated probability of vesting.

The following weighted-average assumptions were used in the Monte Carlo simulation for computing the fair value of the PSUs issued during the three months ended March 31, 2026 and 2025:

	2026	2025
Volatility	87%	76%
Risk-free interest rate	3.75%	4.04%
Dividend yield	—%	—%

PSU activity under the 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2025	1,510,848	$11.22
Shares granted (1)	510,253	7.68
Shares vested	—	—
Shares forfeited/canceled	—	—
Outstanding non-vested, March 31, 2026	2,021,101	$8.45
(1) Number of PSUs granted is based on the attainment level of performance metric(s), by key executive officers and employees of the Company, estimated to be probable at the grant date. The actual number of shares to be issued will depend on the relative attainment of the performance metrics.

For three months ended March 31, 2026 and 2025, the Company recognized $3.9 million and $2.8 million, respectively, in equity-based compensation costs, which is included in General and administrative expense in the condensed consolidated statements of operations. These amounts include equity-based compensation related to RSUs, PSUs, and the Company’s Employee Stock Purchase Plan.

At March 31, 2026, the Company had $37.3 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.2 years and 2.5 years, respectively.

15.    Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for interest	$5,779	$6,821
Cash refunded for income taxes	557	1,791

Non-cash investing and financing activities
Property, plant and equipment acquisitions funded by liabilities	1,639	2,122
Preferred Series A dividends and accretion	15,537	14,443

16.    Segment Reporting

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

The Company works with customers to design a solar array to achieve the project’s desired power output. The Company provides the solar tracking system components, which include standard and nonstandard parts. The Company delivers the fully functioning tracker systems for the project sites and provides commissioning services. Although the solar array may use different components and technology depending on the geography and type of system, the Company conducts its operations in the United States and internationally, primarily in Spain and Brazil and is expanding into other international markets through STI Operations.

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

The following tables summarize the financial results by segment during the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$217,381	$6,031	$223,412
Less:
Product cost(1)	134,759	8,107	142,866
Amortization of developed technology and backlog	5,614	—	5,614
Depreciation	1,674	—	1,674
Other costs(2)	10,077	177	10,254
Gross profit (loss)	65,257	(2,253)	63,004

Total operating expenses	—	—	(55,895)
Total other expense, net	—	—	(2,984)
Loss before income taxes			$4,125

Segment assets	1,265,004	210,023	1,475,027
Capital expenditures	7,018	493	7,511
Depreciation and amortization	12,403	2,962	15,365
Interest income	2,188	199	2,387
Interest expense	5,380	183	5,563

	Three Months Ended March 31, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$213,214	$89,149	$302,363
Less:
Product cost(1)	133,340	76,758	210,098
Amortization of developed technology and backlog	3,639	—	3,639
Depreciation	550	33	583
Other costs(2)	10,004	1,611	11,615
Gross profit	65,681	10,747	76,428

Total operating expenses	—	—	(49,144)
Total other expense, net	—	—	(4,004)
Income before income taxes			$23,280

Segment assets	1,005,615	420,143	1,425,758
Capital expenditures	2,214	138	2,352
Depreciation and amortization	6,901	2,670	9,571
Interest income	3,047	272	3,319
Interest expense	7,522	513	8,035

(1) Includes 45X benefits realized.
(2) Other is primarily comprised of outbound freight and certain overhead costs. Outbound freight for the three months ended March 31, 2026 and 2025 for Array Legacy Operations was $9.5 million and $9.9 million, respectively.

17.    Related Party Transactions

In connection with the acquisition of APA, the Company has four lease agreements with related parties owned by certain members of APA's management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue and General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $0.7 million for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, our 2025 Annual Report, and our other documents on file with the U.S. Securities and Exchange Commission (the “SEC”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology or product developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, including potential regulatory reform related to energy credits, uncertainty relating to the implementation of tariffs and changes in trade policy, including the reduction or elimination of certain government incentives, ability to provide 100% domestic content trackers, expectations regarding the macroeconomic environment and geopolitical developments, including the effects of tariffs and changes in trade policy, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” “positioned,” “designed to” or similar expressions and the negatives of those terms.
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

changes in the global trade environment, including the continuation or imposition of import tariffs or other import restrictions; geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited to a pandemic, the Russia-Ukraine war, attacks on shipping in the Red Sea, conflict in the Middle East (including, but not limited to, the war in Iran), changing trade policies, inflation and interest rates; our ability to convert our orders in backlog into revenue; the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, which could reduce demand for solar energy systems; failure to, or incurrence of significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights; delays in construction projects and any failure to manage our inventory; significant changes in the cost of raw materials; disruptions to transportation and logistics, including increases in shipping costs; defects or performance problems in our products, which could result in loss of customers, reputational damage and decreased revenue; delays, disruptions or quality control problems in our product development operations; our ability to retain our key personnel or failure to attract additional qualified personnel; additional business, financial, regulatory and competitive risks due to our continued planned expansion into new markets; cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information and the use of artificial intelligence by cyber threat actors; a failure to maintain an effective system of integrated internal controls over financial reporting, which may impair our ability to report our financial results accurately; our substantial indebtedness, risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises; changes to laws and regulations, including changes to tax laws and regulations, that are applied adversely to us or our customers; our ability to successfully integrate APA Solar, LLC (“APA”) into our existing operations and realize the anticipated benefits or synergies of the acquisition; and other factors listed and described in more detail in the section captioned “Risk Factors” in this Quarterly Report, our 2025 Annual Report, and our other documents on file with the SEC.

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

With the APA Acquisition (as defined below) in August 2025, we added a portfolio of fixed-tilt and foundation solutions, including the APA Titan and APA Titan Duo™ racking systems and the APA A-Frame™ Interface foundation. These products deliver adaptable designs for utility-scale projects, offering flexibility for challenging terrain, high snow loads, and large-format modules while streamlining installation and reducing material costs.

In May 2026, we introduced DuraTrack D2S, which is our next-generation dual-row tracker designed for key international markets, which combines patented passive wind stow technology, the terrain adaptability of OmniTrack®, and optimized control through SmarTrack® into a single flexible platform.

Our corporate headquarters are located in Albuquerque, New Mexico. We sell our products to solar developers, independent power producers, utilities, and engineering, procurement and construction companies (“EPCs”) that build solar energy projects, often under master supply agreements or multi-year procurement contracts. During the three months ended March 31, 2026, we derived 95% and 5% of our revenues from customers in the U.S. and the rest of the world, respectively. From the founding of Array through March 31, 2026, we have shipped approximately 99 gigawatts of trackers to customers worldwide.

Acquisition of APA Solar
On August 14, 2025 (the “Closing Date”), the Company, through its indirect wholly owned subsidiary STINorland USA, Inc., a California corporation (“Buyer”), completed the acquisition of 100% of the issued and outstanding equity interests of APA (such acquisition, the “APA Acquisition”), pursuant to the terms of the equity purchase agreement, dated as of June 17, 2025, by and among the Company, Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“Seller”) and the guarantors party thereto (as amended, the “Purchase Agreement”). The cash paid as of the Closing Date was $159.9 million, net of $10.1 million in preliminary and customary purchase price adjustments, which includes $6.2 million to retire debt. For GAAP purposes, the aggregate cash consideration paid was approximately $166.1 million, subject to final post-closing adjustment. We expect to finalize customary post-closing adjustments by June 2026. The Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $19.3 million as of the Closing Date (the “Earnout Consideration”), which is included in the purchase consideration, under which the Seller may receive shares of Company common stock, or equivalent cash value at the Buyer’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the purchase consideration for the APA Acquisition totaled approximately $185.4 million. Subject to the terms and conditions set forth in the Purchase Agreement, the Company has also agreed to pay aggregate deferred purchase price consideration of approximately $40.0 million payable in three installments over a two-year period based on service within five business days after the first and second anniversaries from the Closing Date and as set forth in Note 3 - Acquisition (the “Deferred Consideration”).

Each of the Earnout Consideration and Deferred Consideration are described in more detail below. The Company is currently finalizing the valuation of the acquired assets and liabilities and assessing the related accounting impacts.

The amounts recorded as of March 31, 2026 are preliminary, as the Company is finalizing working capital, post-closing, and other customary adjustments. These preliminary estimates are subject to change within the measurement period (defined as the twelve months following the Closing Date) and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

In connection with the APA Acquisition, the Company has lease agreements for offices, manufacturing facilities and warehouses located in Ohio and Connecticut. Of these lease agreements, four are with related parties owned by certain members of APA's management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue or General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $0.7 million for the three months ended March 31, 2026.

APA designs, engineers, and manufactures solar racking, mounting and foundation systems. Integrating such systems into our business model through the acquisition of APA expands our product portfolio to better serve the evolving needs of the solar industry and our customers.

Research and Development
We incur research and development (“R&D”) costs during our process of researching and developing new products and significant enhancements to existing products. R&D costs consist primarily of personnel-related costs associated with our internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred prior to a respective product being ready for commercial production. R&D expense was $3.0 million and $2.4 million during the three months ended March 31, 2026 and 2025, respectively

Factors Affecting Results of Operations
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
•Availability of necessary equipment. We have a broad portfolio of customer relationships including presence with Tier 1 utilities in the U.S. Each utility has unique specifications for access to its grid, which is generally not consistent across the industry. As the supply of renewables projects has increased, shortages and long lead-times in the supply of switches, transformers and high voltage breakers used in the interconnection of utility scale solar power plants to the grid, has historically affected the timing and completion of these projects, including for some of our customers.
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

Impact of OBBB
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the ITC, we believe previous step-downs in the ITC in past years have influenced the timing and quantity of some customers’ orders. On July 4, 2025, President Trump signed into law the OBBB, which includes changes to the energy tax credits. Specifically, the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. In addition, the OBBB imposes new foreign entity of concern limitations on the ITC before it expires, which could impact the ability of solar facilities to claim the ITC. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed for solar facilities that begin construction after December 31, 2025 that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released clarifying methods for calculating material assistance from a prohibited foreign entity and requesting comments.

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

The Company expects certain tax provisions of the OBBB, including the reinstatement of 100% bonus depreciation for qualified property and the immediate expensing of U.S.-based R&D activities, to reduce our 2026 taxable income. These accelerated deductions are expected to lower current‑year cash taxes and improve near-term operating cash flows. The favorable impact primarily represents a timing difference. As assets subject to bonus depreciation become fully depreciated and as expensed R&D activities normalize, we expect cash taxes to increase in future periods. The Company continues to evaluate additional guidance expected to be issued by Treasury related to the OBBB.

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

The OBBB did not modify the phase-out of the section 45X credit or the definitions of eligible components relating to solar trackers; however, the OBBB did impose foreign entity of concern limitations on taxpayers claiming the section 45X credit. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed in taxable years beginning after enactment of the OBBB for eligible components that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released that further clarified methods for calculating material assistance, and included a request for comments by March 30, 2026. We anticipate forthcoming Treasury proposed rule will further clarify the potential impact of the foreign entity of concern limitations may have for credits claimed in 2026 and future years.

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

Impact of the Iran War
In March 2026, the U.S. and Israel initiated military actions against targets in Iran. In response, Iran retaliated with a series of attacks on key infrastructure in neighboring countries across the Middle East. Further, Iran has committed to utilizing military intervention to close the Strait of Hormuz, which impacts a significant portion of global oil and natural gas supply. An escalation by the U.S., Israel, Iran, or other countries, and any retaliatory measures by the U.S., Israel, Iran, or other countries, as applicable, in response, such as broader attacks on regional infrastructure, may impact costs, reduce our sales and earnings, or otherwise have an adverse effect on our operations. For example, the disruption of the global oil supply through the Strait of Hormuz and the conflict between the U.S. and Iran have driven up commodity prices and increased inflationary pressures, potentially affecting our transportation, manufacturing, distribution and other costs. Furthermore, these events may also cause shipping delays, rerouted freight, port congestion, or higher logistics and insurance costs, which could disrupt the movement of, limit the availability of, or increase the cost of sourcing raw materials. We do not know the ultimate severity or duration of the conflict, but we are monitoring developments with respect to the ongoing military conflict with Iran including the impact on global commodity prices and potential shipping and logistics disruptions.

Impact of Disruption of Key Shipping Lanes
At various times since 2023, we have seen disruptions of container shipping traffic through the Red Sea create port congestion, especially in Asia, and cause many shipping companies to pause shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, affecting transit times, capacity, and shipping costs for routes connecting the rest of the world with Asia. To address the persisting challenges arising from prolonged transit times, we have increased our local sourcing efforts where feasible within certain regions. These measures aim to reduce delays to get the product to project sites on time. There is still uncertainty on how long disruptions and the severity of their impact on our operations may last, but we continue to monitor such situations and evaluate our procurement and supply chain strategies, to reduce any negative impact on our business, financial condition, and results of operations.

Inflation
Inflationary pressure may continue to negatively impact our results of operations in the near-term. To mitigate these pressures on our business, and the volatility in steel and aluminum prices, we have continued to accelerate our productivity initiatives, expand our supplier base, and execute on our overhead cost-containment practices.

Impact of AD/CVD Petitions and Determinations
On July 17, 2025, the Alliance for American Solar Manufacturing and Trade, a coalition of U.S.-based solar manufacturers, filed a petition with the U.S. Department of Commerce (“USDOC”) and U.S. International Trade Commission (“USITC”) seeking the imposition of antidumping and countervailing duty (“AD/CVD”) tariffs on imports of crystalline solar photovoltaic (“CSPV”) cells and modules from India, Indonesia, and Laos. In February 2026, USDOC issued preliminary affirmative CVD determinations and in April 2026, USDOC announced preliminary AD determinations. When combined, total preliminary AD/CVD rates now stand at approximately 234% for India, 121% to 178% for Indonesia, and 103% for Laos. Final Commerce determinations are expected in July and September 2026, with a final injury determination from the ITC scheduled for October 2026 and issuance of duty orders, if affirmed, expected by late October 2026.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the AD/CVD orders on the projects that are also intended to use our products, with such impact being largely out of our control. Successive rounds of AD/CVD actions have the potential to constrain the supply of solar cells and modules available to U.S. project developers, contribute to rising module prices, and create an increasingly complex procurement environment for our customers. To the extent that trade actions lead to project delays, cancellations, or reductions in the pace of U.S. solar installations, demand for our tracker systems could be adversely impacted.

U.S. Trade Policy and Executive Orders
On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs, invalidating the "Reciprocal Tariffs" imposed on imports from most U.S. trading partners as well as the tariffs on imports from Canada, Mexico, and China related to fentanyl trafficking. Collection of all IEEPA-based tariffs ceased effective February 24, 2026. The Trump Administration subsequently imposed a temporary 10% ad valorem import surcharge under Section 122 of the Trade Act of 1974, which is limited by statute to 150 days and is set to expire on July 24, 2026 absent congressional extension. The legality of the Section 122 tariffs is the subject of pending litigation. Concurrently, the U.S. Trade Representative (“USTR”) initiated two accelerated investigations under Section 301 of the Trade Act of 1974 targeting excess manufacturing capacity and forced labor practices across dozens of economies. Trump Administration officials have indicated that Section 301 investigations are intended to establish a more durable statutory basis for tariffs before the Section 122 authority expires. The ultimate scope, rate, and duration of tariffs that may be imposed under Section 301 or other authorities remain uncertain.

Separately, on April 2, 2026, the President issued a proclamation significantly restructuring how Section 232 tariffs on steel, aluminum, and copper products are assessed. Effective April 6, 2026, the prior methodology, through which Section 232 duties on derivative articles were calculated based on the value of the metal content within a product, was replaced with a framework in which duties apply to the full customs value of the imported article. Under the new structure, articles made entirely or predominantly of steel, aluminum, or copper, with limited exceptions, are subject to a 50% duty on their full customs value, while derivative articles with significant metal content are subject to a 25% duty on their full customs value. Products in which the applicable metal content constitutes less than 15% of the aggregate weight of the imported product are no longer subject to Section 232 duties.

We are continuing to evaluate the potential impact of the imposition of the announced tariffs, the new classification and duty treatment scheme, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the U.S. in 2025 and through the date of filing this Quarterly Report on Form 10-Q in 2026 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of new tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

Section 337 Investigation
On March 25, 2026, the USITC instituted a Section 337 investigation following a complaint by First Solar, Inc. alleging that imports of tunnel oxide passivated contact ("TOPCon") solar cells, modules, and panels infringe a U.S. patent. The complainant has requested a general exclusion order, which, if granted, could direct U.S. Customs and Border Protection to block imports of any TOPCon products found to infringe the asserted patent. The USITC has not yet made any determination on the merits or set a target completion date.

TOPCon represents a significant share of the modules being procured by U.S. project developers. Should the USITC ultimately issue a general exclusion order, a substantial portion of the module supply available to the U.S. market could be impacted. Any sustained disruption to module availability as a result of this case could adversely affect our business, financial condition, and results of operations.

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

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, provision for credit losses, professional fees, and third party services. The majority of our sales during the three months ended March 31, 2026 and 2025, were in the U.S.; however, we also have a sales presence in Spain, Brazil, and Australia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

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

Interest expense consists of interest and other charges paid in connection with our senior secured credit facility (the “Senior Secured Credit Facility”), which included a $575 million term loan (the “Term Loan Facility”) and includes a $370.0 million revolving credit facility (the “Revolving Credit Facility”); the 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes” and, together with the 2031 Convertible Notes, the “Convertible Notes”); the 2031 Convertible Notes; and other debt held by our STI Operations (“Other Debt”).

We are subject to U.S. federal, state and non-U.S. income taxes. As we expand into additional foreign markets, we may be subject to additional foreign tax.

Reportable Segments
We report our results of operations in two segments: the Array Legacy Operations segment and the acquired STI Operations segment. The segment amounts included in this Item 2. Management’s Discussion and Analysis are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 16 – Segment Reporting in the accompanying notes to the condensed consolidated financial statements.

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	$	%
Revenue	$223,412	$302,363	$(78,951)	(26)%
Cost of revenue
Cost of product and service revenue	154,794	222,296	(67,502)	(30)%
Amortization of developed technology and backlog	5,614	3,639	1,975	54%
Total cost of revenue	160,408	225,935	(65,527)	(29)%
Gross profit	63,004	76,428	(13,424)	(18)%

Operating expenses
General and administrative	50,404	43,945	6,459	15%
Change in fair value of contingent consideration	(2,586)	(150)	(2,436)	1624%
Depreciation and amortization	8,077	5,349	2,728	51%
Total operating expenses	55,895	49,144	6,751	14%

Income from operations	7,109	27,284	(20,175)	(74)%

Interest income	2,387	3,319	(932)	(28)%
Interest expense	(5,563)	(8,035)	2,472	(31)%
Foreign currency gain, net	161	689	(528)	(77)%
Other income, net	31	23	8	35%
Total other expense, net	(2,984)	(4,004)	1,020	(25)%

Income before income tax expense	4,125	23,280	(19,155)	(82)%
Income tax expense	2,128	6,534	(4,406)	(67)%
Net income	$1,997	$16,746	$(14,749)	(88)%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2026	2025	$	%
Revenue
Array Legacy Operations	$217,381	$213,214	$4,167	2%
STI Operations	6,031	89,149	(83,118)	(93)%
Total	$223,412	$302,363	$(78,951)	(26)%

Gross profit (loss)
Array Legacy Operations	$65,257	$65,681	$(424)	(1)%
STI Operations	(2,253)	10,747	(13,000)	(121)%
Total	$63,004	$76,428	$(13,424)	(18)%

Comparison of the three months ended March 31, 2026 and 2025

Revenue
Consolidated revenue decreased $79.0 million, or 26%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by increased revenue from Array Legacy Operations of 2% and decreased revenue from STI Operations of 93%.

Revenue from Array Legacy Operations, inclusive of incremental contributions from APA, increased by $4.2 million, or 2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by an increase of approximately 3% in ASPs, reflecting price increases at the time when revenue contracts were executed.

Revenue from STI Operations decreased by $83.1 million, or 93% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a decrease of approximately 96% in volume due to macroeconomic issues.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $65.5 million, or 29%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, in line with lower volume.

Consolidated gross profit decreased by $13.4 million, or 18%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross margin increased to 28.2% for the three months ended March 31, 2026, as compared to 25.3% during the same period in the prior year.

Array Legacy Operations gross profit, inclusive of incremental contributions from APA, decreased by $0.4 million, or 1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, while gross margin decreased to 30.0% from 30.8% for the three months ended March 31, 2026 and 2025, respectively. The decrease in gross margin was driven by a 4% increase in cost per watt, partially offset by a 3% increase in average selling prices. The increase in cost per watt was attributable to 9% higher costs, partially offset by a 3% one-time incremental 45x benefit and 2% tariff relief.

STI Operations gross profit decreased by $13.0 million, or 121%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross margin for STI Operations decreased to (37.4)% from 12.1% for the three months ended March 31, 2026 and 2025, respectively, driven primarily by an increased cost per watt on lower volumes.

Operating Expenses
Consolidated general and administrative expenses, inclusive of APA, increased by $6.5 million, or 15%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to increases of $2.7 million from personnel-related expenses and $5.0 million in acquisition-related deferred compensation, partially offset by a decrease of $1.3 million in professional services.

Change in the fair value of contingent consideration, inclusive of APA, resulted in a gain of $2.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $0.3 million increase in the fair value of the TRA liability, which was more than offset by a $2.7 million decrease in the fair value of the Earnout Consideration.

Consolidated depreciation and amortization expense, inclusive of APA, increased by $2.7 million, or 51%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to $2.4 million of incremental depreciation and amortization contributed by APA for the three months ended March 31, 2026.

Other Income, Net
Other income, net was immaterial for the three months ended March 31, 2026 and 2025. Other income, net primarily consists of miscellaneous income and expense items.

Interest Income
Consolidated interest income decreased by $0.9 million, or 28%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily as a result of lower cash balance and lower yields on our cash management program.

Interest Expense
Consolidated interest expense decreased by $2.5 million, or 31%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to refinancing with lower interest debt and changes in interest rates on our variable rate obligations.

Income Tax Expense
Consolidated income tax expense decreased by $4.4 million, or 67%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The Company recorded Income tax expense of $2.1 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was 51.6% and 28.1% for the three months ended March 31, 2026 and 2025, respectively.

The income tax expense for the three months ended March 31, 2026 was impacted favorably by a higher mix of U.S. profits and tax credits recorded during the period. Additionally, discrete tax items for the quarter resulted in a $1.3 million net tax expense related to equity-based compensation, tax reserve releases and a change in state deferred tax assets.

Liquidity and Capital Resources
Cash Flows (in thousands)

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(29,421)	$(13,059)
Net cash used in investing activities	(7,511)	(2,352)
Net cash used in financing activities	(7,612)	(1,725)
Effect of exchange rate changes on cash and cash equivalent balances	553	2,488
Net change in cash and cash equivalents and restricted cash	$(43,991)	$(14,648)

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

As of March 31, 2026, our cash balance was $200.7 million, of which $33.2 million was held outside the U.S., and our net working capital, including cash and cash equivalents, was $489.0 million. We had $342.1 million available to us under our $370.0 million Revolving Credit Facility.

On February 18, 2026, Array Tech, Inc. (the “Borrower”) entered into an amendment to the Credit Agreement (the “Fifth Amendment”), by and among the Borrower, the Company’s wholly-owned subsidiary ATI Investment Sub, Inc., as holdings (“Holdings”), Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Fifth Amendment). The Fifth Amendment: (i) increases the revolving credit facility commitments under the original Credit Agreement from $166 million to $370.0 million; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18, 2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.

Convertible Notes
On December 3, 2021 and December 9, 2021, the Company completed a $425.0 million private offering ($375.0 million and $50.0 million, respectively), of its 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), resulting in net proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75% but before deducting initial purchasers’ discounts and offering expenses. The 2028 Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee. The 2028 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022.

On June 27, 2025, the Company issued aggregate principal amount of $345.0 million of its 2.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and, together with the 2028 Convertible Notes, the “Convertible Notes”) in a private placement. The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The Company incurred $10.4 million of initial purchasers’ discounts and offering expenses, resulting in net proceeds of $334.6 million. As of March 31, 2026, there was $321.1 million and $335.9 million outstanding on the 2028 Convertible Notes and 2031 Convertible Notes, respectively, net of unamortized issuance costs.

The 2028 Convertible Notes and 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, and July 1, 2031, respectively, unless earlier converted redeemed or repurchased. Interest on the 2028 Convertible Notes is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022. Interest on the 2031 Convertible Notes is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

We continually monitor and review our liquidity position and funding needs. Our management believes that our ability to generate operating cash flows in the future and available borrowing capacity under our Senior Secured Credit Facility will be sufficient to meet our future liquidity needs.

Operating Activities
For the three months ended March 31, 2026, cash used in operating activities was $29.4 million, attributable to net loss of $2.0 million and net cash outflow of $50.6 million from Changes in our operating assets and liabilities, partially offset by $19.2 million of non-cash adjustments, mainly consisting of depreciation and amortization expense, and equity-based compensation.

For the three months ended March 31, 2025, cash used in operating activities was $13.1 million, attributable to net income of $16.7 million and $19.0 million of non-cash adjustments, mainly consisting of depreciation and amortization expense, amortization of developed technology and backlog, and equity-based compensation, partially offset by a net cash outflow of $48.8 million from Changes in our operating assets and liabilities.

Investing Activities
For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $7.5 million and $2.4 million, respectively, primarily due to the purchase of property, plant and equipment.

Financing Activities
For the three months ended March 31, 2026, cash used in financing activities was $7.6 million. This was primarily driven by a $27.4 million repayment of Other Debt and $2.6 million in TRA payments issued, partially offset by $24.2 million in proceeds from the issuance of Other Debt.

For the three months ended March 31, 2025, cash used in financing activities was $1.7 million. This was primarily driven by a $7.3 million repayment of Other Debt, $1.1 million in payments on our Term Loan Facility, and $1.2 million in TRA payments issued, partially offset by $7.9 million in proceeds from the issuance of Other Debt.

Contractual Obligations and Commitments
Information regarding our debt obligations, lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. Other than as set forth below, there were no material changes in our contractual obligations and commitments as of March 31, 2026.

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

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of March 31, 2026, we posted surety bonds in the total amount of approximately $230.8 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Critical Accounting Policies and Significant Management Estimates
In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our 2025 Annual Report.

Business Combinations
We completed one business combination for purchase consideration of $185.4 million in 2025. In accordance with Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and was sensitive to changes in underlying assumptions, estimates and market factors. The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Trade name), and Replacement Cost Method (Developed technology and Computer software and other). The significant fair value inputs used to estimate the fair value of the identifiable intangible assets include a discount rate and revenue and expense projections.

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

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of March 31, 2026, the Earnout Consideration was estimated to have a fair value of $16.4 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Changes in fair value of contingent consideration in the accompanying consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

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

There have been no material changes to the information previously provided under Item 7A of our 2025 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2026 that materially affected or were reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Plymouth Class Action
On May 14, 2021, a putative class action (the “Plymouth Action”) was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”). On June 30, 2021, a substantially similar second putative class action was filed in the Southern District of New York against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5, promulgated thereunder, and Sections 11 and 15 of the Securities Act, which was consolidated with the Plymouth Action. A consolidated amended class action complaint was filed on December 7, 2021.

All defendants in the Plymouth Action, including the Company, moved to dismiss the consolidated amended complaint. On May 19, 2023, the court granted the Company’s motion to dismiss and, on July 5, 2023, denied a request from the Plymouth Action plaintiffs for leave to amend the consolidated amended complaint and dismissed the Plymouth Action in its entirety with prejudice. On August 4, 2023, the lead plaintiffs filed a notice of appeal of the court’s dismissal of the consolidated amended complaint to the U.S. Court of Appeals for the Second Circuit. After full briefing, the court of appeals heard oral argument on June 26, 2024. On March 24, 2026, the Second Circuit issued a summary order affirming the District Court's dismissal of the Plymouth Action with prejudice.

Derivative Complaints

Southern District of New York
On July 16, 2021, a verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Exchange Act for misleading proxy statements; (ii) breach of fiduciary duty; (iii) unjust enrichment; (iv) abuse of control; (v) gross mismanagement; (vi) corporate waste; (vii) aiding and abetting breach of fiduciary duty; and (viii) contribution under Sections 10(b) and 21D of the Exchange Act.

On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Exchange Act for causing the issuance of a false/misleading proxy statement; (ii) breach of fiduciary duty; and (iii) aiding and abetting breaches of fiduciary duty.

On August 24, 2021, the Southern District of New York derivative actions were consolidated, and the court appointed co-lead counsel. On April 28, 2026, the District Court entered a stipulation and order submitted by the parties voluntarily dismissing the New York derivative action in light of the Second Circuit Court of Appeals’ affirmance of the dismissal of the Plymouth Action with prejudice.

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

Sterling and Wilson Solar Solutions, Inc. (“SWSS”) vs. Array Technologies, Inc.
On September 16, 2025, Sterling & Wilson Solar Solutions Inc. (“SWSS”) served an arbitration demand (the “Demand”) on the Company asserting contractual and negligence claims purportedly arising out of the Company’s provision of goods for use in a solar project in Bickleton, Washington. The Company filed its Answer on October 30, 2025, and asserted defenses, including that (i) SWSS’s claims are barred by applicable contractual limitations provisions and statutes of limitations, and (ii) are otherwise unsupported. In February 2026, SWSS filed a statement of claims and damages, specifying that it is seeking contractual damages from the Company, and further adding a claim seeking indemnification by the Company for any damages incurred by SWSS relating to counterclaims brought against SWSS in another litigation concerning the same solar project. The Company is not a party to that litigation. The amount of potential damages to SWSS, if any, is unknown because the Company understands the underlying litigation to be in its early and preliminary stages. On March 5, 2026, the Company sought leave to file a dispositive motion concerning all of SWSS’ claims. On March 24, 2026, that request was denied, but the arbitration panel noted that it would consider additional requests at a later date. On April 29, 2026, the parties requested that the panel stay the arbitration pending the resolution of the underlying litigation. The Company is vigorously defending the arbitration.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, Item 1A, in our 2025 Annual Report.

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
Neil Manning, our President and Chief Operating Officer, adopted a written plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 10,000 shares of common stock of the Company. The plan was adopted on March 17, 2026 and will expire on March 16, 2027, subject to early termination for certain specified events set forth in the plan.
During the three months ended March 31, 2026, no other director or executive officer adopted, amended or terminated any such plan or trading arrangement.

Item 6. Exhibits

		Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.3	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
10.1	Amendment No. 5 to the Credit Agreement, dated as of February 18, 2026, by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc. as holdings, Goldman Sachs Bank USA, as administrative agent, and the additional lenders party thereto (in such capacities indicated therein)	8-K	2/18/2026	10.1
10.2	Equity Purchase Agreement, dated June 17, 2025, by and among STINorland USA, Inc., Array Technologies, Inc., APA Solar, LLC, SunHoldings, LLC and the Guarantors party thereto.	8-K	6/18/2025	2.1
10.3	First Amendment to Equity Purchase Agreement, dated August 14, 2025, by and among STINorland USA, Inc., Array Technologies, Inc., APA Solar, LLC, SunHoldings, LLC and the Guarantors party thereto.	8-K	8/14/2025	2.2
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files

* Filed herewith
** This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934,

as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	May 6, 2026
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ Keith Jennings	Date:	May 6, 2026
H. Keith Jennings
Chief Financial Officer