Form 10-Q
period 2026-06-30
Array Technologies, Inc.
filed 2026-08-05
CIK 1820721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                         ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of July 31, 2026, there were 154,007,692 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$307,302	$244,388
Restricted cash	—	1,596
Accounts receivable, net of allowance of $5,895 and $6,245, respectively	323,439	271,578
Inventories, net	156,469	150,374
Prepaid expenses and other	104,576	201,108
Total current assets	891,786	869,044

Property, plant and equipment, net	68,180	58,225
Lease assets	92,380	97,088
Goodwill	135,173	135,173
Other intangible assets, net	212,472	238,579
Deferred income tax assets	24,843	23,965
Other assets	109,202	29,718
Total assets	$1,534,036	$1,451,792

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$161,092	$143,994
Accrued expenses	101,501	54,289
Income tax payable	3,839	4,687
Current portion of deferred revenue	105,103	128,433
Current portion of contingent consideration	10,975	14,551
Current portion of warranty liability	12,390	10,844
Current portion of lease liabilities	7,411	7,662
Current portion of debt	—	10,315
Other current liabilities	3,451	2,237
Total current liabilities	405,762	377,012

Deferred income tax liabilities	20,374	22,133
Deferred revenue, net of current portion	45,385	16,794
Contingent consideration, net of current portion	13,596	12,739
Warranty liability, net of current portion	5,863	5,466

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	June 30, 2026	December 31, 2025
Lease liabilities, net of current portion	87,726	89,552
Long-term debt, net of current portion	657,749	658,664
Other long-term liabilities	1,488	9,044
Total liabilities	1,237,943	1,191,404

Commitments and contingencies (Note 12)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 400,000[1] and 490,829 shares issued as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $506.4 million and $493.1 million at each date, respectively	498,173	466,728

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 153,972,487 and 152,779,614 shares issued at respective dates	155	152
Additional paid-in capital	203,156	226,848
Accumulated deficit	(396,516)	(422,859)
Accumulated other comprehensive loss	(8,875)	(10,481)
Total stockholders’ equity	(202,080)	(206,340)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,534,036	$1,451,792
1Adjusted to reflect the increase in Liquidation Preference rather than the number of shares.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$342,065	$362,243	$565,477	$664,606
Cost of revenue
Cost of product and service revenue	236,846	261,479	391,640	483,775
Amortization of developed technology and backlog	5,615	3,640	11,229	7,279
Total cost of revenue	242,461	265,119	402,869	491,054
Gross profit	99,604	97,124	162,608	173,552

Operating expenses
General and administrative	54,325	44,954	104,729	88,899
Change in fair value of contingent consideration	2,441	150	(145)	—
Depreciation and amortization	8,073	5,644	16,150	10,993
Total operating expenses	64,839	50,748	120,734	99,892

Income from operations	34,765	46,376	41,874	73,660

Interest income	2,402	3,800	4,789	7,119
Interest expense	(5,786)	(8,768)	(11,349)	(16,803)
Foreign currency gain, net	529	1,343	690	2,032
Gain on extinguishment of debts, net	—	14,207	—	14,207
Other expense, net	(187)	(79)	(156)	(56)
Total other (expense) income, net	(3,042)	10,503	(6,026)	6,499

Income before income tax expense	31,723	56,879	35,848	80,159
Income tax expense	7,377	13,617	9,505	20,151
Net income	24,346	43,262	26,343	60,008
Preferred dividends and accretion	15,908	14,788	31,445	29,231
Net income (loss) to common stockholders	$8,438	$28,474	$(5,102)	$30,777

Income (loss) per common share
Basic	$0.05	$0.19	$(0.03)	$0.20
Diluted	$0.05	$0.19	$(0.03)	$0.20
Weighted average number of common shares outstanding
Basic	153,866	152,584	153,414	152,331
Diluted	155,685	153,068	153,414	152,958

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$24,346	$43,262	$26,343	$60,008
Foreign currency translation(1)	(716)	21,439	1,606	36,716
Comprehensive income	$23,630	$64,701	$27,949	$96,724
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended June 30, 2026

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2026	498	$482,265	—	$—	153,734	$155	$214,485	$(420,862)	$(8,159)	$(214,381)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	238	—	—	—	—	—
Employee purchase plan	—	—	—	—	—	—	39	—	—	39
Equity-based compensation	—	—	—	—	—	—	4,540	—	—	4,540
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	—	—	—	—
Preferred dividends plus accretion	—	15,908	—	—	—	—	(15,908)	—	—	(15,908)
Adjustment[1]	(98)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	24,346	—	24,346
Foreign currency translation	—	—	—	—	—	—	—	—	(716)	(716)
Balance at June 30, 2026	400	$498,173	—	$—	153,972	$155	$203,156	$(396,516)	$(8,875)	$(202,080)
1Adjusted to reflect the increase in Liquidation Preference rather than the number of shares.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Three Months Ended June 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2025	468	$421,374	—	$—	152,513	$151	$286,079	$(353,878)	$(30,126)	$(97,774)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	148	—	—	—	—	—
Employee purchase plan	—	—	—	—	—	—	81	—	—	81
Equity-based compensation	—	—	—	—	—	—	3,817	—	—	3,817
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(215)	—	—	(215)
Purchase of 2031 Capped Calls, net of tax effect	—	—	—	—	—	—	(26,689)	—	—	(26,689)
Preferred dividends plus accretion	8	14,788	—	—	—	—	(14,788)	—	—	(14,788)
Net income	—	—	—	—	—	—	—	43,262	—	43,262
Foreign currency translation	—	—	—	—	—	—	—	—	21,439	21,439
Balance at June 30, 2025	476	$436,162	—	$—	152,661	$151	$248,285	$(310,616)	$(8,687)	$(70,867)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Six Months Ended June 30, 2026

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	490	$466,728	—	$—	152,780	$152	$226,848	$(422,859)	$(10,481)	$(206,340)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	1,150	3	(3)	—	—	—
Employee purchase plan	—	—	—	—	42	—	337	—	—	337
Equity-based compensation	—	—	—	—	—	—	8,421	—	—	8,421
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,002)	—	—	(1,002)
Preferred dividends plus accretion	—	31,445	—	—	—	—	(31,445)	—	—	(31,445)
Adjustment[1]	(90)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	26,343	—	26,343
Foreign currency translation	—	—	—	—	—	—	—	—	1,606	1,606
Balance at June 30, 2026	400	$498,173	—	$—	153,972	$155	$203,156	$(396,516)	$(8,875)	$(202,080)
1Adjusted to reflect the increase in Liquidation Preference rather than the number of shares.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Six Months Ended June 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	460	$406,931	—	$—	151,952	$151	$297,780	$(370,624)	$(45,403)	$(118,096)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	666	—	—	—	—	—
Employee purchase plan	—	—	—	—	43	—	303	—	—	303
Equity-based compensation	—	—	—	—	—	—	6,615	—	—	6,615
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(493)	—	—	(493)
Purchase of 2031 Capped Calls, net of tax effect	—	—	—	—	—	—	(26,689)	—	—	(26,689)
Preferred dividends plus accretion	16	29,231	—	—	—	—	(29,231)	—	—	(29,231)
Net income	—	—	—	—	—	—	—	60,008	—	60,008
Foreign currency translation	—	—	—	—	—	—	—	—	36,716	36,716
Balance at June 30, 2025	476	$436,162	—	$—	152,661	$151	$248,285	$(310,616)	$(8,687)	$(70,867)

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$26,343	$60,008
Adjustments to reconcile net income to cash provided by operating activities:
Provision for bad debts	3	1,910
Deferred tax benefit	(2,637)	(246)
Depreciation and amortization	19,851	12,188
Amortization of developed technology and backlog	11,229	7,279
Amortization of debt discount and issuance costs	1,768	3,457
Gain on extinguishment of debts, net	—	(14,207)
Equity-based compensation	8,520	6,696
Change in fair value of contingent consideration	(145)	—
Warranty provision	7,013	5,336
Inventory reserve	1,197	2,682
Other non-cash	690	10
Changes in operating assets and liabilities	18,026	(54,331)
Net cash provided by operating activities	91,858	30,782
Investing activities
Purchase of property, plant and equipment	(15,144)	(8,983)
Net cash used in investing activities	(15,144)	(8,983)
Financing activities
Proceeds from issuance of other debt	38,254	57,064
Proceeds from issuance of convertible notes	—	345,000
Premium paid on capped call	—	(35,087)
Fees paid on issuance of convertible notes	—	(10,434)
Repayments of other debt	(51,003)	(54,754)
Repayments of term loan facility	—	(233,875)
Repayments of convertible notes	—	(78,363)
Contingent consideration payments	(2,574)	(1,204)
Other financing	(1,806)	(1,123)
Net cash used in financing activities	(17,129)	(12,776)
Effect of exchange rate changes on cash and cash equivalent balances	1,733	5,606
Net change in cash and cash equivalents and restricted cash	61,318	14,629
Cash and cash equivalents, and restricted cash beginning of period	245,984	364,141
Cash and cash equivalents and restricted cash, end of period	$307,302	$378,770

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

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of results for the interim periods reported have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

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

Inventories, net
The Company values inventory using costing methods that approximate a first-in, first-out basis. The majority of the Company’s inventory balance is concentrated in finished goods.

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X advanced manufacturing production tax credit (“45X Credit”) was established as part of the IRA. The section 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has, and will continue to enter into, arrangements with manufacturing vendors that produce section 45X Credit eligible parts, in which the vendors agree to share a portion of the benefit received related to Array purchases (“Vendor Rebates”).
The Company accounts for Vendor Rebates as a reduction of the purchase prices of the vendors’ products and therefore a reduction in the cost of inventory until the inventory is sold, at which time the Company recognizes such rebates as a reduction of Cost of product and service revenue on the condensed consolidated statements of operations. For Vendor Rebates related to past purchases that are owed to the Company upon execution of the agreement, the Company defers recognition of this portion of the rebate and recognizes the amounts as a reduction to Cost of product and service revenue as future purchases occur.

As of June 30, 2026, the Company had outstanding receivables for Vendor Rebates of $51.4 million and $91.3 million included in Prepaid expenses and other and Other assets, respectively. As of December 31, 2025 the Company had outstanding Vendor Rebate receivables of $152.0 million and $10.9 million, included in Prepaid expenses and other and Other assets, respectively.

Inflation Reduction Act Section 45X Credits
As it relates to Manufacturing Production Tax Credits under the IRA, the Company accounts for the section 45X Credit under International Accounting Standard 20 - Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as a reduction to Cost of product and service revenue in the condensed consolidated statements of operations. The tax credit is included as an offset in Income tax payable in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

When determining the fair value of a reporting unit using the quantitative approach, we determine the fair value of the reporting unit using an income approach based on discounted cash flows. The fair value determined under the income approach is then compared to guideline publicly-traded companies’ marketplace EBITDA multiples to corroborate the fair value of the reporting unit determined under the income approach.

The Company has not identified any indicators of impairment that would require the Company to test its goodwill for impairment as of June 30, 2026.

The Company has one indefinite-lived intangible asset for a Trade name that it acquired as part of a past acquisition associated with the Array Legacy Operations reporting unit. The Company performs an annual impairment test on its Trade name indefinite-lived intangible asset, utilizing a qualitative or quantitative impairment analysis during the fourth quarter of each year. There were no indicators of impairment associated with this Trade name as of June 30, 2026.

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

The Company invested $1.0 million in additional future SAFEs subsequent to June 30, 2026, upon the technology company’s achievement of defined milestones. Refer to Note 18 – Subsequent Events for additional details. As of June 30, 2026, no additional commitments have been recognized, and no impairment indicators have been identified.

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

The Company has not identified indicators of impairment that would require the Company to test its long-lived assets for impairment as of June 30, 2026.

Revenue Recognition
A majority of our revenue is recognized over time as work progresses, and for single performance obligations, we use an input measure, the cost-to-cost method, to determine progress. We review and update the contract related estimates on an ongoing basis and recognize adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of our outstanding performance obligations, and our ability to estimate the remaining costs to be incurred, which are substantially all material costs covered under our material supply agreements with our suppliers, we have not recorded any material catch-up adjustments for the periods presented that would have impacted revenues or earnings per share (“EPS”) related to revisions in our measurement of remaining progress of our performance obligations.

Research and Development
The Company incurs research and development (“R&D”) costs while researching and developing new products and significant enhancements to existing products. R&D costs consist primarily of personnel-related costs associated with the Company’s internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. R&D expense was $5.0 million and $2.5 million during the three months ended June 30, 2026 and 2025, respectively, and $8.0 million and $4.9 million during the six months ended June 30, 2026 and 2025, respectively.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants: Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on how to recognize, measure, and present government grants received by business entities. This ASU defines a government grant, establishes when and how a grant related to an asset or income is recognized and measured, and includes presentation and disclosure requirements. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-10 on its financial statement disclosures.

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

In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818). The standard establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2026-02 on its financial statement disclosures.

3.    Acquisition

On August 14, 2025 (the “Closing Date”), the Company, through its indirect wholly owned subsidiary STINorland USA, Inc., a California corporation (“APA Buyer”), completed the APA Acquisition, pursuant to the terms of the equity purchase agreement, dated as of June 17, 2025, by and among the Company, APA Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“APA Seller”) and the guarantors party thereto (as amended, the “APA Purchase Agreement”). The cash consideration paid was approximately $166.1 million. The APA Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $19.3 million as of the Closing Date (the “Earnout Consideration”), under which APA Seller may receive shares of Company common stock, or equivalent cash value at the Company’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the purchase consideration approximates $185.4 million. Subject to the terms and conditions set forth in the APA Purchase Agreement, the Company has also agreed to pay aggregate deferred purchase price consideration of approximately $40.0 million payable in three installments over a two-year period based on service within five business days after the first and second anniversaries from the Closing Date and as set forth below (the “Deferred Consideration”). Each of the Earnout Consideration and Deferred Consideration are described in more detail below. The Company is currently finalizing the valuation of the acquired assets and liabilities and assessing the related accounting impacts.

The purchase consideration to acquire APA consisted of the following:

Cash consideration paid	$166,135
Earn-out	19,256
Purchase consideration	$185,391

Earnout Consideration
The APA Purchase Agreement includes an earnout provision pursuant to which APA Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Company’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028. The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The APA Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares (as defined below) would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The principal APA Seller continues to assume the managerial responsibilities of APA.

The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of the Closing Date, the Earnout Consideration was estimated to have a fair value of approximately $19.3 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Change in fair value of contingent consideration on the condensed consolidated statements of operations. Refer to Note 12 - Commitments and Contingencies for additional details. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to APA Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

Deferred Consideration Installments
The Deferred Consideration which will be payable to APA Seller in three installments (each, a “Deferred Consideration Installment”): (i) within five business days after the first anniversary of the Closing Date, an amount equal to 50% of the Deferred Consideration; (ii) on December 31, 2026, an amount equal to (A) 50% of the Deferred Consideration multiplied by (B) the proportion of the two-year period from the Closing Date to the second anniversary of the Closing Date that has elapsed as of December 31, 2026; and (iii) within five business days after the second anniversary of the Closing Date, an amount equal to the remaining balance of the Deferred Consideration. As more fully described in the APA Purchase Agreement, the Deferred Consideration Installments are subject to reduction if certain equity holders of APA Seller cease to be employees of the Company under certain circumstances. Each Deferred Consideration Installment will, at the Company’s election, be paid (x) in cash; (y) through the issuance of shares of Company common stock, par value $0.001 per share (the “Common Stock”), valued at the closing price on the trading day immediately preceding the applicable Deferred Consideration anniversary (if any such shares are issued, the “Deferred Consideration Shares”); or (z) by any combination of the foregoing. As the Deferred Consideration Installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed, including measurement period adjustments as of June 30, 2026 (in thousands). No measurement period adjustments have been recognized since December 31, 2025.

Fair Value of Net Assets Acquired and Liabilities Assumed:	Acquisition Date Including Remeasurements
Cash and cash equivalents	$1,219
Accounts receivable	29,124
Inventories	25,136
Prepaid expenses and other	466
Property, plant and equipment	14,256
Other intangible assets	88,000
Other assets	27,244
Total assets acquired	$185,445

Accounts payable	12,540
Deferred revenue	22,329
Other liabilities	4,138
Other long-term liabilities	26,493
Total liabilities assumed	$65,500

Fair value of net assets acquired	119,945
Allocation to goodwill	65,446
Purchase consideration	$185,391

The amounts recorded as of June 30, 2026 are preliminary, as the Company is finalizing working capital, post closing, and other customary adjustments. These preliminary estimates are subject to change within the measurement period (defined as the twelve months following the Closing Date) and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company has recorded measurement period adjustments to the initial opening balance sheet. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$397,021	$725,261
Net income	44,992	57,962

Pro forma adjustments (1)	$(6,789)	$(13,577)
(1) Pro forma adjustments represent re-casting of incremental expenses, net of estimated taxes, resulting from the APA Acquisition, including Deferred Consideration expense, intangible asset amortization, and the impacts of lease re-measurements and increases to the fair value of inventories and property, plant and equipment.

4.    Condensed Consolidated Balance Sheet Details

Prepaid expenses and other
The following table shows the components of Prepaid expenses and other (in thousands):

	June 30, 2026	December 31, 2025
Current portion of IRA vendor rebates	$51,380	$152,036
Prepaid taxes	27,841	27,319
Other	25,355	21,753
Total prepaid expenses and other	$104,576	$201,108

Other assets
The following table shows the components of Other assets (in thousands):

	June 30, 2026	December 31, 2025
IRA vendor rebates, net of current portion	$91,313	$10,922
Other	17,889	18,796
Total other assets	$109,202	$29,718

Contingent consideration
The following table shows the components of contingent consideration (in thousands):

	June 30, 2026	December 31, 2025
Current portion of contingent consideration
TRA	$1,622	$2,757
Earnout Consideration	9,353	11,794
Total current portion of contingent consideration	$10,975	$14,551

Contingent consideration, net of current portion
TRA	$4,565	$5,495
Earnout Consideration	9,031	7,244
Total contingent consideration, net of current portion	$13,596	$12,739

See Note 12 – Commitments and Contingencies for discussion and analysis of the TRA (as defined below) and Earnout Consideration.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payables	$44,721	$14,185
Accrued payroll expenses	31,850	17,135
Accrued interest	5,282	5,564
Other accrued expenses	19,648	17,405
Accrued expenses	$101,501	$54,289

During the fourth quarter of 2025, the Company approved a plan to resize certain aspects of its international operations to better align its cost structure with future business needs. The Company’s severance liabilities totaled $0.8 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively, and are included in Accrued expenses in the Company’s condensed consolidated balance sheets. The Company utilized $0.4 million thereby reducing the accrual during the three and six months ended June 30, 2026. The Company expects the reorganization to be substantially complete in 2026.

Leases
The following table summarizes the Company’s right-of-use (“ROU”) assets and lease liabilities (in thousands):

	June 30, 2026	December 31, 2025
Lease assets
Finance lease ROU assets	$48,300	$48,791
Operating lease ROU assets, including $24,645 and $26,419, respectively, from leases with related parties	44,080	48,297
Lease assets	$92,380	$97,088

Current portion of lease liabilities
Finance lease liabilities, current portion	$506	$188
Operating lease liabilities, current portion, including $630 and $592, respectively, from leases with related parties	6,905	7,474
Current portion of lease liabilities	$7,411	$7,662

Lease liabilities, net of current portion
Finance lease liabilities, long-term portion	$43,172	$42,264
Operating lease liabilities, long-term portion, including $24,900 and $26,050, respectively, from leases with related parties	44,554	47,288
Lease liabilities, net of current portion	$87,726	$89,552

5.    Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2026	December 31, 2025
Land	N/A	$1,638	$1,674
Buildings and land improvements	15-39	29,657	12,482
Manufacturing equipment	7	47,499	43,650
Furniture, fixtures and equipment	5-7	6,455	6,088
Vehicles	5	1,275	1,287
Hardware	3-5	5,843	5,186
Construction in progress	N/A	9,047	18,178
Total		101,414	88,545
Less: accumulated depreciation		(33,234)	(30,320)
Property, plant and equipment, net		$68,180	$58,225

Depreciation expense was $2.7 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, of which $2.0 million and $0.6 million, respectively, was included in Cost of product and service revenue and $0.7 million and $0.5 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

Depreciation expense was $5.1 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, of which $3.7 million and $1.2 million, respectively, was included in Cost of product and service revenue and $1.4 million and $1.0 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

6.    Goodwill and Other Intangible Assets, Net

Goodwill
As of June 30, 2026, the aggregate carrying value of goodwill was $135.2 million, all attributable to the Array Legacy Operations segment, net of cumulative impairments of $51.9 million. There were no changes in the carrying amount of goodwill by segment during six months ended June 30, 2026.

The Company tests goodwill for impairment annually or more frequently if facts or circumstances indicate that it is more likely than not that the fair value of its reporting units is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. The Company did not identify any indicators of impairment as of June 30, 2026.

Long Lived Assets
The Company assesses long-lived assets classified as “held and used,” including property, plant and equipment, lease assets and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

As of June 30, 2026, no events or circumstances were noted that would indicate that the carrying amount of any of Array Legacy Operations or STI Operations assets may not be recoverable.

Other Intangible Assets, Net
Other intangible assets, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	June 30, 2026	December 31, 2025
Amortizable:
Developed technology	5-14	$225,800	$225,800
Computer software and other	3-5	31,060	29,285
Customer relationships	5-10	227,897	230,660
Backlog	1	22,115	22,635
Trade name	10-20	26,673	27,139
Total amortizable intangibles		533,545	535,519
Accumulated amortization:
Developed technology		149,148	139,669
Computer software and other		17,548	16,046
Customer relationships		138,399	127,301
Backlog		21,677	20,447
Trade name		4,601	3,777
Total accumulated amortization		331,373	307,240
Total amortizable intangibles, net		202,172	228,279

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$212,472	$238,579

Amortization expense related to intangible assets was $13.0 million and $8.7 million for the three months ended June 30, 2026 and 2025, respectively, of which $5.6 million and $3.6 million, respectively, was included in Amortization of developed technology and backlog, a component of cost of revenue, and $7.4 million and $5.1 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Amortization expense related to intangible assets was $26.0 million and $17.3 million for the six months ended June 30, 2026 and 2025, respectively, of which $11.2 million and $7.3 million, respectively, was included in Amortization of developed technology and backlog, a component of cost of revenue, and $14.8 million and $10.0 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of June 30, 2026, is as follows (in thousands):

Amount
Remainder of 2026	$22,723
2027	38,914
2028	38,829
2029	38,829
2030	28,262
Thereafter	34,615
$202,172

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

The Company recorded income tax expense of $7.4 million and $13.6 million for the three months ended June 30, 2026 and 2025, respectively, and $9.5 million and $20.2 million for the six months ended June 30, 2026 and 2025, respectively.

The income tax expense for the three and six months ended June 30, 2026 was impacted favorably by a higher mix of U.S. profits and tax credits recorded during the periods. Additionally, discrete tax items for the three and six months ended June 30, 2026 resulted in a $0.5 million and $1.8 million, respectively, of net tax expense related to equity-based compensation, tax reserve releases, deferred tax true ups, and a change in state deferred tax assets.

The income tax expense for the three and six months ended June 30, 2025 was impacted favorably by a higher mix of US profits and tax credits recorded during the periods. Additionally, tax expense of $0.1 million and $1.2 million related to equity-based compensation was recorded discretely for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the balance of reserves for uncertain tax positions was $0.8 million for both periods.

8.    Debt

The following table summarizes the Company’s total debt (in thousands):

	June 30, 2026	December 31, 2025
Revolving credit facility	$—	$—

2028 Convertible notes	325,000	325,000
2031 Convertible notes	345,000	345,000
Other debt	—	12,802
Total principal	670,000	682,802
Unamortized discount and issuance costs, total	(12,251)	(13,823)
Current portion of debt	—	(10,315)
Total long-term debt, net of current portion	$657,749	$658,664

Senior Secured Credit Facility
On October 14, 2020, Array Tech, Inc., the Company’s operating subsidiary (the “Borrower”) entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of (i) a $575 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $200 million senior secured five-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021, February 26, 2021, March 2, 2023, and May 1, 2025 (the “Fourth Amendment”).

On February 18, 2026, the Borrower entered into an amendment to the Credit Agreement (the “Fifth Amendment”), by and among the Borrower, the Company’s wholly-owned subsidiary ATI Investment Sub, Inc., as guarantor (“Holdings”), Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Fifth Amendment). The Fifth Amendment: (i) increases the revolving credit facility commitments under the Fourth Amendment from $166 million to $370.0 million; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18, 2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.

Term Loan Facility
During the second quarter of 2025, the Company repaid in full the remaining balance of the Term Loan Facility using proceeds from the issuance of the 2031 Convertible Notes (as defined below). As a result, the Term Loan Facility was fully extinguished and no longer outstanding as of June 30, 2026 and December 31, 2025. The $5.9 million in unamortized debt discount and issuance costs were written off in connection with the extinguishment and recorded in Gain on extinguishment of debts, net during the three and six months ended June 30, 2025.

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility at both June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025 the Company had $37.1 million and $28.1 million, respectively, in standby letters of credit, and $332.9 million and $137.9 million, respectively, available to withdraw against total commitments under the Revolving Credit Facility of $370.0 million and $166.0 million, respectively. The Revolving Credit Facility incurs interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate (each as defined in the Credit Agreement), one half of 1.00% above the Federal Funds Rate (as defined in the Credit Agreement) or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

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

The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The repurchased 2028 Convertible Notes had a net carrying value of $98.5 million, inclusive of unamortized debt discount, resulting in a gain on extinguishment of debt of approximately $20.1 million. This gain is recorded in Gain on extinguishment of debts, net in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

The net carrying amount of the Convertible Notes was as follows (in thousands):

	June 30, 2026		December 31, 2025
	2028 Convertible Notes	2031 Convertible Notes	2028 Convertible Notes	2031 Convertible Notes
Principal	$325,000	$345,000	$325,000	$345,000
Unamortized issuance costs	(3,546)	(8,705)	(4,267)	(9,556)
Net carrying amount	$321,454	$336,295	$320,733	$335,444

The 2031 Convertible Notes were convertible during three months ended June 30, 2026 because the Company’s stock price exceeded 130% of the conversion price during the applicable measurement period in the prior quarter. As of June 30, 2026, none of the 2031 Convertible Notes have been converted. The 2028

Convertible Notes were not convertible during the three and six months ended June 30, 2026. As of June 30, 2026, none of the 2028 Convertible Notes have been converted.

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

The following table summarizes the key terms of the capped calls issued in connection with the 2028 Convertible Notes (the “2028 Capped Calls”) and the capped calls issued in connection with the 2031 Convertible Notes (the “2031 Capped Calls” and, together with the 2028 Capped Calls, the “Capped Calls”):

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

At issuance of each of the Capped Calls, the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Company’s common stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to Additional paid-in capital on the Company’s condensed consolidated balance sheets.

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

Other Debt
During the second quarter of 2026, the Company repaid in full the remaining balances of the debt obligations of STI Operations (“Other Debt”). As a result, Other Debt was fully extinguished and no longer outstanding as of June 30, 2026.

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

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $8.0 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively, and $15.9 million and $14.6 million for the six months ended June 30, 2026 and 2025, respectively.

At issuance, the Company evaluated the accounting for the instruments issued pursuant to the Series A Purchase Agreement and determined the Series A Shares and common stock issued in the Closing are freestanding instruments that are classified in equity.

Dividends
On or prior to August 10, 2026, the fifth anniversary of the Closing, the Company may pay dividends on the Series A Shares either in: (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below); (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25%; or (iii) a combination thereof. Following August 10, 2026, dividends are payable only in cash. To the extent the Company does not declare such dividends and pay in cash following August 10, 2026, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of the Company’s common stock equal to the quotient of: (A) the amount of Default Accrued Dividends divided by (B) 95% of the 30-day VWAP of the Company’s common stock.

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

As used herein, “Liquidation Preference” means, with respect to the Series A Shares, the initial liquidation preference of $1,000 per share, plus accrued non-cash dividends of such share at the time of the determination.

During the three months ended June 30, 2026 and 2025, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend rate of 6.25%, totaling $7.8 million and $7.4 million, respectively. During the six months ended June 30, 2026 and 2025, the Company accrued dividends of $15.5 million and

$14.6 million, respectively. As of June 30, 2026 and December 31, 2025, total accrued and unpaid dividends were $106.4 million and $90.8 million, respectively.

As of June 30, 2026 and December 31, 2025, the Liquidation Preference, net of unamortized discounts, as presented on the condensed consolidated balance sheets was $498.2 million and $466.7 million, respectively.

The Series A Shares have similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A Shares is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid-in capital in the absence of retained earnings, and increasing the carrying amount of the Series A Shares by a corresponding amount. Accordingly, the discount is amortized over five years using the effective yield method.

10.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Over-time revenue	$259,751	$322,545	$431,802	$584,167
Point in time revenue	82,314	39,698	133,675	80,439
Total revenue	$342,065	$362,243	$565,477	$664,606

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

Contract assets consisting of unbilled receivables are recorded within Accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period. As of June 30, 2026 and December 31, 2025, unbilled receivables totaled $98.2 million and $92.8 million, respectively.

The Company also receives advances or deposits from its customers prior to the recognition of revenue, resulting in contract liabilities (deferred revenue). Contract liabilities, which include customer advances and deposits and are recorded on a contract‑by‑contract basis, totaled $105.1 million and $128.4 million as of June 30, 2026 and December 31, 2025, respectively, for the current portion, and are presented within Current portion of deferred revenue on the condensed consolidated balance sheets. The long‑term portion of deferred revenue was $45.4 million and $16.8 million as of June 30, 2026 and December 31, 2025, respectively, and is presented within Deferred revenue, net of current portion.

During the six months ended June 30, 2026, the Company converted $71.5 million in deferred revenue to revenue, which represented 49% of the prior year’s deferred revenue balance. Included in Current portion of deferred revenue, as of December 31, 2025, are cash advances for signed contracts that begin several months subsequent to receiving the advance. In addition, Current portion of deferred revenue includes paid extended warranty, which can be recognized upon expiration of the warranty.

Remaining Performance Obligations
As of June 30, 2026, the Company had $413.7 million of remaining performance obligations. The Company expects to recognize revenue on 99% of these performance obligations in the next twelve months.

11.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$24,346	$43,262	$26,343	$60,008
Less: preferred dividends and accretion	15,908	14,788	31,445	29,231
Net income (loss) to common stockholders	$8,438	$28,474	$(5,102)	$30,777
Basic:
Weighted average shares	153,866	152,584	153,414	152,331
Income (loss) per share	$0.05	$0.19	$(0.03)	$0.20
Diluted:
Effect of restricted stock and performance awards	1,819	484	—	627
Weighted average shares	155,685	153,068	153,414	152,958
Income (loss) per share	$0.05	$0.19	$(0.03)	$0.20

Potentially dilutive common shares issuable pursuant to equity-based awards of 349,803 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2026, as their effect would have been anti-dilutive. Since the Company had a net loss to common stockholders for the six months ended June 30, 2026, basic net loss per share to common stockholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. As such, 6,591,117 shares of common stock equivalents were excluded from the calculation of diluted net loss per share during the six months ended June 30, 2026, as they had an anti-dilutive effect.

In addition, there were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the three and six months ended June 30, 2026 and 2025, as the average market price of the Company’s common stock did not exceed the applicable conversion price during those periods.

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

Derivative Complaints
Southern District of New York
On July 16, 2021, a verified derivative complaint was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for misleading proxy statements; (ii) breach of fiduciary duty; (iii) unjust enrichment; (iv) abuse of control; (v) gross mismanagement; (vi) corporate waste; (vii) aiding and abetting breach of fiduciary duty; and (viii) contribution under Sections 10(b) and 21D of the Exchange Act.

On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Exchange Act for causing the issuance of a false/misleading proxy statement; (ii) breach of fiduciary duty; and (iii) aiding and abetting breaches of fiduciary duty.

On August 24, 2021, the Southern District of New York derivative actions were consolidated, the court appointed co-lead counsel, and the consolidated case was stayed pending the resolution of a related putative federal securities class action that was previously filed in the District Court against the Company and certain officers and directors (the “Plymouth Action”). On March 24, 2026, the Second Circuit Court of Appeals affirmed the dismissal of the Plymouth Action with prejudice. On April 28, 2026, the District Court entered a stipulation and order submitted by the parties voluntarily dismissing the consolidated New York derivative action without prejudice in light of the Second Circuit’s affirmance of the Plymouth Action’s dismissal.

Delaware Court of Chancery
On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware against certain officers and directors of the Company, asserting claims for: (i) breach of fiduciary duty; and (ii) unjust enrichment. The derivative plaintiff in this action sought: an award of compensatory damages in favor of the Company; restitution from the defendants and disgorgement of profits, benefits, and other compensation obtained by the defendants; an order directing the Company to reform its corporate governance and internal procedures; equitable or injunctive relief as permitted by law and equity; and the costs and disbursements of the action, including attorneys’ fees.

On August 11, 2022, a second verified derivative complaint was filed with the Court of Chancery against certain officers and directors of the Company, asserting claims for: (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) waste of corporate assets; (iv) unjust enrichment; (v) insider selling; and (vi) aiding and abetting insider selling. The derivative plaintiff in this action sought: declaratory relief; an award of compensatory damages in favor of the Company; disgorgement of profits obtained from certain sales of

Company stock by certain of the defendants; establishment of a constructive trust over certain amounts obtained by certain of the defendants; and the costs and disbursements of the action, including attorneys’ fees.

On September 2, 2022, the Delaware Court of Chancery derivative actions were consolidated, the court appointed co-lead counsel, and the consolidated case was stayed pending the resolution of the Plymouth Action. On May 12, 2026, the Court of Chancery of the State of Delaware granted the derivative plaintiff’s request for voluntary dismissal of the Delaware derivative action without prejudice in light of the Second Circuit’s affirmance of the Plymouth Action’s dismissal.

Sterling and Wilson Solar Solutions, Inc. (“SWSS”) vs. Array Technologies, Inc.
On September 16, 2025, SWSS served an arbitration demand on the Company asserting contractual and negligence claims purportedly arising out of the Company’s provision of goods for use in a solar project in Bickleton, Washington. The Company filed its Answer on October 30, 2025, and asserted defenses, including that (i) SWSS’s claims are barred by applicable contractual limitations provisions and statutes of limitations, and (ii) are otherwise unsupported. In February 2026, SWSS filed a statement of claims and damages, specifying that it is seeking contractual damages from the Company, and further adding a claim seeking indemnification by the Company for any damages incurred by SWSS relating to counterclaims brought against SWSS in another litigation concerning the same solar project. The Company is not a party to that litigation. The amount of potential damages to SWSS, if any, is unknown because the Company understands the underlying litigation to be in its early and preliminary stages. On March 5, 2026, the Company sought leave to file a dispositive motion concerning all of SWSS’ claims. On March 24, 2026, that request was denied, but the arbitration panel noted that it would consider additional requests at a later date. On April 29, 2026, the parties jointly requested that the panel stay the arbitration pending the resolution of the underlying New York litigation. On May 12, 2026, the arbitration panel entered an order staying the matter until resolution of the underlying New York case. The Company is vigorously defending the arbitration.

The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of June 30, 2026.

The Company is party to various other legal proceedings, claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business. The Company believes that there are no other proceedings or claims pending against it, the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumption or the effectiveness of the Company’s strategies relating to these proceedings.

Contingent Consideration
Tax Receivable Agreement
On July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a tax receivable agreement (the “TRA”) with the former majority stockholder of Array Tech, Inc. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in fair value of the contingent liability are recognized in Change in fair value of contingent consideration on the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the fair value of the TRA was $6.2 million and $8.3 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$5,774	$7,707	$8,252	$9,061
Payments	—	—	(2,574)	(1,204)
Fair value adjustment	413	150	509	—
Ending balance	$6,187	$7,857	$6,187	$7,857

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy. See Note 4 – Condensed Consolidated Balance Sheet Details for additional information regarding the current and noncurrent classification of the TRA liability.

Earnout Consideration
As discussed in Note 3 – Acquisition, the APA Purchase Agreement includes an earnout provision pursuant to which APA Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Company’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028 (the “Earnout Consideration”). The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The APA Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The principal APA Seller continues to assume the managerial responsibilities of APA.

Upon the Closing Date, the Earnout Consideration was accounted for as contingent consideration, and the fair value is estimated each reporting period. As of June 30, 2026 and December 31, 2025, the Earnout Consideration was estimated to have a fair value of approximately $18.4 million and $19.0 million, respectively, using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in

Change in fair value of contingent consideration in the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to APA Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

The following table summarizes the activity related to the estimated Earnout Consideration liability (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Beginning balance	$16,356	$19,038
Additions	—	—
Payments	—	—
Fair value adjustment	2,028	(654)
Ending balance	$18,384	$18,384

The Earnout Consideration liability requires significant judgment and is classified as Level 3 in the fair value hierarchy. See Note 4 – Condensed Consolidated Balance Sheet Details for additional information regarding the current and noncurrent classification of the Earnout Consideration liability.

Surety Bonds
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of June 30, 2026, the Company had surety bonds outstanding in the total amount of $238.7 million.

13.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Notes	$321,454	$302,250	$320,733	$299,796
2031 Convertible Notes	336,295	426,772	335,444	501,006

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

14.    Equity-Based Compensation

2020 Equity Incentive Plan
On October 14, 2020, the Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) became effective. On December 17, 2024, the Company’s Amended and Restated 2020 Long-Term Incentive Plan (the “A&R 2020

Plan”), which amended and restated the 2020 Plan in its entirety, became effective. The A&R 2020 Plan authorized 6,683,919 new shares, subject to adjustments pursuant to the A&R 2020 Plan.

Restricted Stock Units
Pursuant to the A&R 2020 Plan, the Company grants time-based restricted stock units (“RSUs”) to employees and members of the Company’s board of directors. The fair value of the RSUs is determined using the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the vesting term of the awards.

RSU activity under the A&R 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2025	4,322,377	$7.58
Shares granted	1,841,167	7.03
Shares vested	(1,292,714)	8.64
Shares forfeited/canceled	(257,022)	7.76
Outstanding non-vested, June 30, 2026	4,613,808	$7.06

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

The following weighted-average assumptions were used in the Monte Carlo simulation for computing the fair value of the PSUs issued during the six months ended June 30, 2026 and 2025:

	2026	2025
Volatility	86%	76%
Risk-free interest rate	4.05%	4.04%
Dividend yield	—%	—%

PSU activity under the A&R 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2025	1,510,848	$11.22
Shares granted (1)	516,590	7.79
Shares vested	—	—
Shares forfeited/canceled	(50,129)	8.48
Outstanding non-vested, June 30, 2026	1,977,309	$8.45
(1) Number of PSUs granted is based on the attainment level of performance metric(s), by key executive officers and employees of the Company, estimated to be probable at the grant date. The actual number of shares to be issued will depend on the relative attainment of the performance metrics.

For the three months ended June 30, 2026 and 2025, the Company recognized $4.6 million and $3.9 million, respectively, in equity-based compensation costs. For the six months ended June 30, 2026 and 2025, the Company recognized $8.5 million and $6.7 million, respectively, in equity-based compensation costs, which is included in General and administrative expense in the condensed consolidated statements of operations. These amounts include equity-based compensation related to RSUs, PSUs, and the Company’s Employee Stock Purchase Plan.

At June 30, 2026, the Company had $32.5 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 2.0 years and 2.2 years, respectively.

15.    Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for interest	$2,178	$9,370	$7,957	$16,191
Cash paid for income taxes	2,812	19,379	3,369	17,588

Non-cash investing and financing activities
Property, plant and equipment acquisitions funded by liabilities	3,053	1,746	3,053	1,746
Preferred Series A dividends and accretion	15,908	14,789	31,445	29,232
Finance lease acquired in exchange for lease liabilities	571	—	571	—

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

The following tables summarize the financial results by segment during the periods presented (in thousands):

	Three Months Ended June 30, 2026
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$320,308	$21,757	$342,065
Less:
Product cost(1)	189,565	20,305	209,870
Amortization of developed technology and backlog	5,615	—	5,615
Depreciation	2,026	1	2,027
Other costs(2)	24,617	332	24,949
Gross profit	98,485	1,119	99,604

Total operating expenses	—	—	(64,839)
Total other expense, net	—	—	(3,042)
Income before income taxes			$31,723

Segment assets	1,306,579	227,457	1,534,036
Capital expenditures	7,633	—	7,633
Depreciation and amortization	12,774	2,941	15,715
Interest income	1,972	430	2,402
Interest expense	5,493	293	5,786

	Three Months Ended June 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$291,886	$70,357	$362,243
Less:
Product cost(1)	193,620	53,215	246,835
Amortization of developed technology and backlog	3,640	—	3,640
Depreciation	578	34	612
Other costs(2)	10,043	3,989	14,032
Gross profit	84,005	13,119	97,124

Total operating expenses	—	—	(50,748)
Total other expense, net	—	—	10,503
Income before income taxes			$56,879

Segment assets	1,090,094	452,064	1,542,158
Capital expenditures	6,497	134	6,631
Depreciation and amortization	7,024	2,872	9,896
Interest income	3,600	200	3,800
Interest expense	8,021	747	8,768

	Six Months Ended June 30, 2026
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$537,689	$27,788	$565,477
Less:
Product cost(1)	324,324	28,412	352,736
Amortization of developed technology and backlog	11,229	—	11,229
Depreciation	3,700	1	3,701
Other costs(2)	34,694	509	35,203
Gross profit	163,742	(1,134)	162,608

Total operating expenses	—	—	(120,734)
Total other expense, net	—	—	(6,026)
Income before income taxes			$35,848

Segment assets	1,306,579	227,457	1,534,036
Capital expenditures	14,651	493	15,144
Depreciation and amortization	25,177	5,903	31,080
Interest income	4,160	629	4,789
Interest expense	10,873	476	11,349

	Six Months Ended June 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$505,100	$159,506	$664,606
Less:
Product cost(1)	326,960	129,973	456,933
Amortization of developed technology and backlog	7,279	—	7,279
Depreciation	1,128	67	1,195
Other costs(2)	20,047	5,600	25,647
Gross profit	149,686	23,866	173,552

Total operating expenses	—	—	(99,892)
Total other expense, net	—	—	6,499
Income before income taxes			$80,159

Segment assets	1,090,094	452,064	1,542,158
Capital expenditures	8,711	272	8,983
Depreciation and amortization	13,925	5,542	19,467
Interest income	6,647	472	7,119
Interest expense	15,543	1,260	16,803

(1) Includes 45X benefits realized.
(2) Other is primarily comprised of outbound freight and certain overhead costs. Outbound freight for the three months ended June 30, 2026 and 2025 for Array Legacy Operations was $24.1 million and $9.9 million, respectively. Outbound freight for the six months ended June 30, 2026 and 2025 for Array Legacy Operations was $33.6 million and $19.8 million, respectively.

17.    Related Party Transactions

In connection with the acquisition of APA, the Company has four lease agreements with related parties owned by certain members of APA's management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue and General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $0.7 million and $1.4 million for the three and six months ended June 30, 2026, respectively.

18.     Subsequent Events

Held for sale classification
The Company approved a plan to sell its former manufacturing and office facility in Albuquerque, New Mexico during the third quarter of 2026. The asset met the held-for-sale criteria in ASC 360 subsequent to June 30, 2026, and the Company will carry the asset at the lower of the asset’s carrying value or market value, net of expected costs to sell. A sale is expected to close within the next year.

Equity Investment
In July 2026, the technology company in which the Company has invested through a SAFE achieved certain defined milestones, upon which the Company invested an additional $1.0 million through another SAFE. At the next equity financing round of the technology company, the SAFE investment will convert into preferred shares of the technology company, subject to certain conditions.

Proposed Business Combination
On July 16, 2026, the Company and STINorland USA, Inc., a California corporation and an indirect wholly-owned subsidiary of the Company (the “AWM Buyer”), entered into an equity purchase agreement (the “AWM Purchase Agreement”) with AWM, DS Equity Holdings LLC, a Delaware limited liability company, Scott R. Rand and Daniel R. Smith, pursuant to which the AWM Buyer will acquire all of the issued and outstanding equity interests of AWM, a company that designs, manufactures, markets and sells wire management products for the utility scale photovoltaic or battery storage system industries.

Under the terms of the AWM Purchase Agreement, the AWM Buyer has agreed to pay a base purchase price of $153.0 million, plus performance-based earn-out payments of up to $40.0 million and up to $10.0 million of deferred payments to Scott R. Rand and Daniel R. Smith contingent on their continued employment.

The transaction is expected to close in the third quarter of 2026, subject to receiving any required regulatory approvals and the satisfaction of other customary closing conditions.

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

changes in the global trade environment, including the continuation or imposition of import tariffs or other import restrictions; geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited to a pandemic, the Russia-Ukraine war, attacks on shipping in the Red Sea and Strait of Hormuz, conflict in the Middle East (including, but not limited to, the war in Iran), changing trade policies, inflation and interest rates; our ability to convert our orders in backlog into revenue; the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, or regulations mandating the use of, renewable energy and solar energy, particularly in relation to our competitors, which could reduce demand for solar energy systems; failure to, or incurrence of significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights; delays in construction projects and any failure to manage our inventory; significant changes in the cost of raw materials; disruptions to transportation and logistics, including increases in shipping costs; defects or performance problems in our products, which could result in loss of customers, reputational damage and decreased revenue; delays, disruptions or quality control problems in our product development operations; the development, deployment and commercialization of new products, including DuraTrack D2STM, OmniTrack 2.0, the 60 degree variant of DuraTrack, and our ARRAY AtlasTM suite of foundation-to-tracker solutions; our ability to retain our key personnel or failure to attract additional qualified personnel; additional business, financial, regulatory and competitive risks due to our continued planned expansion into new markets; cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information and the use of artificial intelligence by cyber threat actors; a failure to maintain an effective system of integrated internal controls over financial reporting, which may impair our ability to report our financial results accurately; our substantial indebtedness, risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises; changes to laws and regulations, including changes to tax laws and regulations, that are applied adversely to us or our customers; our ability to complete the acquisition of Affordable Wire Management, LLC (“AWM”) on the anticipated terms and timetable, including the possibility that closing conditions may not be satisfied or waived; our ability to successfully integrate APA Solar, LLC (“APA”) and AWM into our existing operations, realize the anticipated benefits or synergies of the acquisitions of APA and AWM and achieve strategic and other objectives relating to the acquisitions; risks related to any unforeseen liabilities of AWM; and other factors listed and described in more detail in the section captioned “Risk Factors” in this Quarterly Report, our 2025 Annual Report, and our other documents on file with the SEC.

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

In May 2026, we introduced DuraTrack D2S™, which is our next-generation dual-row tracker designed for key international markets, which combines patented passive wind stow technology, the terrain adaptability of OmniTrack®, and optimized control through SmarTrack® into a single flexible platform. In July 2026, we introduced Atlas™, a new suite of foundation-to-tracker solutions designed exclusively for ARRAY trackers and APA foundations to enhance their technical interoperability.

Our corporate headquarters are located in Albuquerque, New Mexico. We sell our products to solar developers, independent power producers, utilities, and engineering, procurement and construction companies (“EPCs”) that build solar energy projects, often under master supply agreements or multi-year procurement contracts. During the six months ended June 30, 2026, we derived 94% and 6% of our revenues from customers in the U.S. and the rest of the world, respectively. From the founding of Array through June 30, 2026, we have shipped approximately 102 gigawatts of trackers to customers worldwide.

Acquisition of APA Solar
On August 14, 2025 (the “Closing Date”), the Company, through its indirect wholly owned subsidiary STINorland USA, Inc., a California corporation (“APA Buyer”), completed the acquisition of 100% of the issued and outstanding equity interests of APA (such acquisition, the “APA Acquisition”), pursuant to the terms of the equity purchase agreement, dated as of June 17, 2025, by and among the Company, APA Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“APA Seller”) and the guarantors party thereto (as amended, the “APA Purchase Agreement”). The cash paid as of the Closing Date was $159.9 million, net of $10.1 million in preliminary and customary purchase price adjustments, which includes $6.2 million to retire debt. For U.S. GAAP purposes, the aggregate cash consideration paid was approximately $166.1 million, subject to final post-closing adjustment. We expect to finalize customary post-closing adjustments by August 2026. The APA Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $19.3 million as of the Closing Date (the “Earnout Consideration”), which is included in the purchase consideration, under which the APA Seller may receive shares of Company common stock, or equivalent cash value at the Company’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the purchase consideration for the APA Acquisition totaled approximately $185.4 million. Subject to the terms and conditions set forth in the APA Purchase Agreement, the Company has also agreed to pay aggregate deferred purchase price consideration of approximately $40.0 million payable in three installments over a two-year period based on service within five business days after the first and second anniversaries from the Closing Date and as set forth in Note 3 - Acquisition (the “Deferred Consideration”). Each of the Earnout Consideration and Deferred Consideration are described in more detail below. The Company is currently finalizing the valuation of the acquired assets and liabilities and assessing the related accounting impacts.

The amounts recorded as of June 30, 2026 are preliminary, as the Company is finalizing working capital, post-closing, and other customary adjustments. These preliminary estimates are subject to change within the measurement period (defined as the twelve months following the Closing Date) and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet. There were no measurement period adjustments materially impacting earnings that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.

In connection with the APA Acquisition, the Company has lease agreements for offices, manufacturing facilities and warehouses located in Ohio and Connecticut. Of these lease agreements, four are with related parties owned by certain members of APA's management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue or General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $0.7 million and $1.4 million for the three and six months ended June 30, 2026, respectively.

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

Proposed Business Combination
On July 16, 2026, the Company and STINorland USA, Inc., a California corporation and an indirect wholly-owned subsidiary of the Company (the “AWM Buyer”), entered into an equity purchase agreement (the “AWM Purchase Agreement”) with Affordable Wire Management, LLC, a Delaware limited liability company (“AWM”),

DS Equity Holdings LLC, a Delaware limited liability company, Scott R. Rand and Daniel R. Smith, pursuant to which the AWM Buyer will acquire all of the issued and outstanding equity interests of AWM, a company that designs, manufactures, markets and sells wire management products for the utility scale photovoltaic or battery storage system industries (the “AWM Transaction”).

Under the terms of the AWM Purchase Agreement, the AWM Buyer has agreed to pay a base purchase price of $153.0 million, plus performance-based earn-out payments of up to $40.0 million and up to $10.0 million of deferred payments to Scott R. Rand and Daniel R. Smith contingent on their continued employment.

The AWM Transaction is expected to close in the third quarter of 2026, subject to receiving any required regulatory approvals and the satisfaction of other customary closing conditions.

Research and Development
We incur research and development (“R&D”) costs during our process of researching and developing new products and significant enhancements to existing products. R&D costs consist primarily of personnel-related costs associated with our internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred prior to a respective product being ready for commercial production. R&D expense was $5.0 million and $2.5 million during the three months ended June 30, 2026 and 2025, respectively, and $8.0 million and $4.9 million during the six months ended June 30, 2026 and 2025, respectively.

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
•The U.S. interest rate environment. We have had customers delay planned installations or look to renegotiate power purchase agreements (“PPAs”) to improve project returns based on various rate environments. While the Federal Reserve began lowering interest rates in the second half of 2024, the timing and impact of subsequent rate adjustments during 2025 and 2026 continued to create additional considerations for our customers, and there are varying outlooks on whether additional rate cuts may occur. Customers must weigh this uncertainty in conjunction with other macroeconomic factors when assessing the returns and timing for relevant projects.
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
•Macroeconomic factors. There had been a rapid depreciation of the Brazilian Real in prior periods; however, in 2026 there has been significant appreciation of the Brazilian Real compared to the U.S. Dollar. Exchange rate volatility can have a significant impact on the economic cases for the PPAs for many solar projects. In addition, our results will also be impacted by tax incentives we can recognize, for example the Brazil value-added tax benefit, Imposto sobre Circulação de Mercadorias e Servicos, which will be fully phased out in 2033. As a result, we are focused on reducing costs and better aligning our organization, including the size thereof, in Brazil with the current market conditions.
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
•Local permitting. If our customers cannot receive permits for their projects, they are unable to begin and ultimately complete them in a timely manner. A dramatic increase in solar and battery storage sites has increased the average permitting time in many geographies in which our customers operate.

Impact of OBBB
While solar power is cost-competitive with conventional forms of generation in many U.S. states even without the Federal Investment Tax Credit (“ITC”), we believe previous step-downs in the ITC in past years have influenced the timing and quantity of some customers’ orders. On July 4, 2025, President Trump signed into law the OBBB, which includes changes to the energy tax credits. Specifically, the solar ITC now terminates for facilities that are placed in service after December 31, 2027, but that termination does not apply if the taxpayer begins construction on the facility before July 4, 2026. In addition, the OBBB imposes new foreign entity of concern limitations on the ITC before it expires, which could impact the ability of solar facilities to claim the ITC. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed for solar facilities that begin construction after December 31, 2025 that receive material assistance from a prohibited foreign entity. On February 13, 2026, guidance from the U.S. Department of the Treasury (“Treasury”) was released clarifying methods for calculating material assistance from a prohibited foreign entity and requesting comments.

On August 15, 2025, Treasury and the Internal Revenue Service (the “IRS”) issued Notice 2025-42 which eliminates the 5% safe harbor for utility-scale solar projects and only allows the physical work test to determine when a project begins construction. If solar developers are unable to satisfy the physical work test, our business, financial condition, and results of operations could be adversely affected.

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

The OBBB did not modify the phase-out of the section 45X credit or the definitions of eligible components relating to solar trackers; however, the OBBB did impose foreign entity of concern limitations on taxpayers claiming the section 45X credit. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed in taxable years beginning after enactment of the OBBB for eligible components that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released that further clarified methods for calculating material assistance, and included a request for comments by March 30, 2026. We anticipate forthcoming Treasury proposed rules will further clarify the potential impact that the foreign entity of concern limitations may have for credits claimed in 2026 and future years.

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

Impact of the Iran War
In March 2026, the United States and Israel initiated military actions against targets in Iran. In response, Iran retaliated with a series of attacks on key infrastructure in neighboring countries across the Middle East. Further, Iran has committed to utilizing military intervention to close the Strait of Hormuz, which impacts a significant portion of global oil and natural gas supply. An escalation by the United States, Israel, Iran, or other countries, and any retaliatory measures by the United States, Israel, Iran, or other countries, as applicable, in response, such as broader attacks on regional infrastructure, may impact costs, reduce our sales and earnings, or otherwise have an adverse effect on our operations. For example, the disruption of the global oil supply through the Strait of Hormuz and the conflict between the United States and Iran have driven up commodity prices and increased inflationary pressures, potentially affecting our transportation, manufacturing, distribution and other costs. Furthermore, these events may also cause shipping delays, rerouted freight, port congestion, or higher logistics and insurance costs, which could disrupt the movement of, limit the availability of, or increase the cost of sourcing raw materials. We do not know the ultimate severity or duration of the conflict, but we are monitoring developments with respect to the ongoing military conflict with Iran including the impact on global commodity prices and potential shipping and logistics disruptions.

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

Impact of AD/CVD Petitions and Determinations
On July 17, 2025, the Alliance for American Solar Manufacturing and Trade, a coalition of U.S.-based solar manufacturers, filed a petition with the U.S. Department of Commerce (“USDOC”) and U.S. International Trade Commission (“USITC”) seeking the imposition of antidumping and countervailing duty (“AD/CVD”) tariffs on imports of crystalline solar photovoltaic (“CSPV”) cells and modules from India, Indonesia, and Laos. In February 2026, USDOC issued preliminary affirmative CVD determinations and in April 2026, USDOC announced preliminary AD determinations. When combined, total preliminary AD/CVD rates now stand at approximately 234% for India, 121% to 178% for Indonesia, and 103% for Laos. Final USDOC determinations are expected in September 2026.

On May 12, 2026, a group of U.S. solar manufacturers filed a petition with USDOC for an anti-circumvention investigation regarding cells and modules from Ethiopia. On June 18, 2026, a group of U.S. solar manufacturers filed a petition with USDOC for an anti-circumvention investigation regarding imports of CSPV cells from Korea.

While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of the AD/CVD orders on the projects that are also intended to use our products, with such impact being largely out of our control. Successive rounds of AD/CVD and anti-circumvention actions have the potential to constrain the supply of solar cells and modules available to U.S. project developers, contribute to rising module prices, and create an increasingly complex procurement environment for our customers. To the extent that trade actions lead to project delays, cancellations, or reductions in the pace of U.S. solar installations, demand for our tracker systems could be adversely impacted.

Section 232 Polysilicon Investigation
On July 1, 2025, USDOC initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the effects on national security of imports of polysilicon and its derivatives. USDOC's report has been transmitted to the President, and a determination as to whether to impose tariffs, quotas, or other import restrictions remains pending.

While we do not manufacture or sell polysilicon, wafers, cells, or modules, the scope of any action taken could affect the cost and availability of solar components used on projects that are also intended to use our products. Any such action would be layered on top of existing AD/CVD orders, Section 301 tariffs, and pending anti-circumvention proceedings, further increasing the cost and complexity of procurement for U.S. project developers. To the extent that these measures lead to project delays, cancellations, or reductions in the pace of U.S. solar installations, demand for our tracker systems could be adversely impacted.

U.S. Trade Policy and Executive Orders
On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs. The Court only ruled on IEEPA tariffs and did not invalidate or address tariffs imposed under other statutory authorities. Following the ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to formalize a process for refunds. On April 20, 2026, CBP launched an online portal (“CAPE”) that can be used to submit IEEPA tariff refund requests and began issuing refunds in mid-May. All requests will be reviewed by CBP to determine validity prior to the issuance of refunds. Although, CAPE is now available for most entries and refunds are issuing, CBP and the Department of Justice appealed the Court of International Trade’s order as applied to a subset of entries. That appeal is currently pending. As the situation continues to develop, we will continue to monitor developments regarding any remaining unrefunded entries.

After the Supreme Court’s ruling, the Trump Administration implemented various tariffs, invoking other statutory authorities. On February 20, 2026, President Trump imposed a 10% ad valorem import surcharge under Section 122 of the Trade Act of 1974 that became effective on February 24, 2026. That tariff was limited by statute to 150 days and expired on July 24, 2026. After an accelerated investigation under Section 301 of the Trade Act of 1974, targeting forced labor practices across dozens of economies, the U.S. Trade Representative (“USTR”) announced new Section 301 tariffs targeting forced labor practices of 10% or 12.5% on the majority of imports from 59 countries and the European Union, effective July 24, 2026. Other Section 301 investigations that could lead to further tariffs remain ongoing.

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

We are continuing to evaluate the potential impact of the imposition of the announced tariffs, the new classification and duty treatment scheme, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the United States in 2025 and through the date of filing this Quarterly Report on Form 10-Q in 2026 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of new tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

Section 337 Investigation
On March 25, 2026, the USITC instituted a Section 337 investigation following a complaint by First Solar, Inc. alleging that imports of tunnel oxide passivated contact ("TOPCon") solar cells, modules, and panels infringe a U.S. patent. The complainant has requested a general exclusion order, which, if granted, could direct U.S. Customs and Border Protection to block imports of any TOPCon products found to infringe the asserted patent. An initial determination date is set for July 15, 2027.

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

A majority of our revenue is recognized over time as work progresses, and for single performance obligations, we use an input measure, the cost-to-cost method, to determine progress. We review and update the contract related estimates on an ongoing basis and recognize adjustments for any project specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of our outstanding performance obligations, and our ability to estimate the remaining costs to be incurred, which are substantially all material costs covered under our material supply agreements with our suppliers, we have not recorded any material catch-up adjustments for the periods presented that would have impacted revenues or earnings per share related to revisions in our measurement of remaining progress of our performance obligations.

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

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, provision for credit losses, professional fees, and third-party services. The majority of our sales during the six months ended June 30, 2026 and 2025, were in the United States; however, we also have a sales presence in Spain, Brazil, and Australia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

Contingent consideration consists of the changes in fair value of the TRA entered into with a former indirect stockholder, as well as the Earnout Consideration associated with the APA Purchase Agreement. The TRA liability and Earnout Consideration were recorded at fair value and subsequent changes in the fair values are recognized in earnings. See Note 12 – Commitments and Contingencies for discussion and analysis of the TRA and Earnout Consideration.

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

Gain on extinguishment of debts, net consists of the difference between the cash paid and the carrying value of repurchased 2028 Convertible Notes and the fully repaid Term Loan Facility. We repurchased $100 million aggregate principal amount of the 2028 Convertible Notes and repaid the Term Loan Facility during the second quarter of 2025.

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

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands, except percentages):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	$	%	2026	2025	$	%
Revenue	$342,065	$362,243	$(20,178)	(6)%	$565,477	$664,606	$(99,129)	(15)%
Cost of revenue
Cost of product and service revenue	236,846	261,479	(24,633)	(9)%	391,640	483,775	(92,135)	(19)%
Amortization of developed technology and backlog	5,615	3,640	1,975	54%	11,229	7,279	3,950	54%
Total cost of revenue	242,461	265,119	(22,658)	(9)%	402,869	491,054	(88,185)	(18)%
Gross profit	99,604	97,124	2,480	3%	162,608	173,552	(10,944)	(6)%

Operating expenses
General and administrative	54,325	44,954	9,371	21%	104,729	88,899	15,830	18%
Change in fair value of contingent consideration	2,441	150	2,291	1527%	(145)	—	(145)	100%
Depreciation and amortization	8,073	5,644	2,429	43%	16,150	10,993	5,157	47%
Total operating expenses	64,839	50,748	14,091	28%	120,734	99,892	20,842	21%

Income from operations	34,765	46,376	(11,611)	(25)%	41,874	73,660	(31,786)	(43)%

Interest income	2,402	3,800	(1,398)	(37)%	4,789	7,119	(2,330)	(33)%
Interest expense	(5,786)	(8,768)	2,982	(34)%	(11,349)	(16,803)	5,454	(32)%

Foreign currency gain, net	529	1,343	(814)	(61)%	690	2,032	(1,342)	(66)%
Gain on extinguishment of debts, net	—	14,207	(14,207)	(100)%	—	14,207	(14,207)	(100)%
Other expense, net	(187)	(79)	(108)	137%	(156)	(56)	(100)	179%
Total other (expense) income, net	(3,042)	10,503	(13,545)	(129)%	(6,026)	6,499	(12,525)	(193)%

Income before income tax expense	31,723	56,879	(25,156)	(44)%	35,848	80,159	(44,311)	(55)%
Income tax expense	7,377	13,617	(6,240)	(46)%	9,505	20,151	(10,646)	(53)%
Net income	$24,346	$43,262	$(18,916)	(44)%	$26,343	$60,008	$(33,665)	(56)%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands, except percentages):

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	$	%	2026	2025	$	%
Revenue
Array Legacy Operations	$320,308	$291,886	$28,422	10%	$537,689	$505,100	$32,589	6%
STI Operations	21,757	70,357	(48,600)	(69)%	27,788	159,506	(131,718)	(83)%
Total	$342,065	$362,243	$(20,178)	(6)%	$565,477	$664,606	$(99,129)	(15)%

Gross profit (loss)
Array Legacy Operations	$98,485	$84,005	$14,480	17%	$163,742	$149,686	$14,056	9%
STI Operations	1,119	13,119	(12,000)	(91)%	(1,134)	23,866	(25,000)	(105)%
Total	$99,604	$97,124	$2,480	3%	$162,608	$173,552	$(10,944)	(6)%

Comparison of the three and six months ended June 30, 2026 and 2025

Revenue
Consolidated revenue decreased by $20.2 million, or 6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by decreased revenue from STI Operations of 69%, partially offset by increased revenue from Array Legacy Operations of 10%.

Revenue from Array Legacy Operations, inclusive of incremental contributions from APA, increased by $28.4 million, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by an increase of approximately 25% in ASPs, partially offset by a 12% decrease in volume.

Revenue from STI Operations decreased by $48.6 million, or 69% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a decrease of approximately 60% in volume and a decrease of approximately 26% in ASPs.

Consolidated revenue decreased $99.1 million, or 15%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by decreased revenue from STI Operations of 83%, partially offset by increased revenue from Array Legacy Operations of 6%.

Revenue from Array Legacy Operations, inclusive of incremental contributions from APA, increased by $32.6 million, or 6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by an increase of approximately 15% in ASPs, partially offset by a 7% reduction in volume.

Revenue from STI Operations decreased by $131.7 million, or 83% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a decrease of approximately 82% in volume, as well as an approximately 4% reduction in ASPs.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $22.7 million, or 9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, in line with lower volume.

Consolidated gross profit increased by $2.5 million, or 3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross margin increased to 29.1% for the three months ended June 30, 2026, as compared to 26.8% during the same period in the prior year.

Array Legacy Operations gross profit, inclusive of incremental contributions from APA, increased by $14.5 million, or 17%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, while gross margin increased to 30.7% from 28.8% for the three months ended June 30, 2026 and 2025, respectively. The increase in gross margin was driven by a 25% increase in ASPs, partially offset by a 21% increase in CPW.

STI Operations gross profit decreased by $12.0 million, or 91%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross margin for STI Operations decreased to 5.1% from 18.6% for the three months ended June 30, 2026 and 2025, respectively, driven by a 26% decrease in ASPs, partially offset by a 11% decrease in CPW.

Consolidated cost of revenue decreased by $88.2 million, or 18%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, in line with lower volume.

Consolidated gross profit decreased by $10.9 million, or 6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross margin increased to 28.8% for the six months ended June 30, 2026, as compared to 26.1% during the same period in the prior year.

Array Legacy Operations gross profit, inclusive of incremental contributions from APA, increased by $14.1 million, or 9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, while gross margin increased to 30.5% from 29.6% for the six months ended June 30, 2026 and 2025, respectively. The increase in gross margin was driven by a 15% increase in ASPs, partially offset by a 14% increase in CPW.

STI Operations gross profit decreased by $25.0 million, or 105%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross margin for STI Operations decreased to (4.1)% from 15.0% for the six months ended June 30, 2026 and 2025, respectively, driven primarily by a 4% decrease in ASPs combined with a 20% increase in CPW.

Operating Expenses
Consolidated general and administrative expenses, inclusive of APA, increased by $9.4 million, or 21%, and $15.8 million, or 18%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The increase during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase of $9.3 million from personnel-related expenses. The increase during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to an increase of $16.9 million from personnel-related expenses and service-related expenses of $2.8 million, partially offset by reductions primarily related to bad debt expense of $1.9 million and legal and professional expenses of $1.6 million.

Change in the fair value of contingent consideration, inclusive of APA, resulted in a loss of $2.3 million and a gain of $0.1 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The incremental loss recognized during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by an increase of $2.0 million in the fair value of the earnout liability, which impacts only the three months ended June 30, 2026 due to its recognition in the third quarter of 2025, along with fair value remeasurements of the TRA liability. The incremental gain during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven by a decrease of $0.7 million in the fair value of the earnout liability during the six months ended June 30, 2026, along with fair value measurements of the TRA liability.

Consolidated depreciation and amortization expense, inclusive of APA, increased by $2.4 million, or 43%, and $5.2 million, or 47% for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily due to $2.4 million and $4.7 million of incremental depreciation and amortization contributed by APA for the three and six months ended June 30, 2026, respectively.

Other Expense, Net
Other expense, net was immaterial for the three and six months ended June 30, 2026 and 2025. Other expense, net primarily consists of miscellaneous income and expense items.

Interest Income
Consolidated interest income decreased by $1.4 million, or 37%, and $2.3 million, or 33%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively, primarily as a result of lower cash balance and associated lower yield on our cash management program.

Interest Expense
Consolidated interest expense decreased by $3.0 million, or 34%, and $5.5 million, or 32%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively, primarily due to refinancing with lower interest debt.

Income Tax Expense
Consolidated income tax expense decreased by $6.2 million, or 46%, and $10.6 million, or 53%, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, respectively. The Company recorded Income tax expense of $7.4 million and $9.5 million for the three and six months ended June 30, 2026, respectively, and $13.6 million and $20.2 million for the three and six months ended June 30, 2025, respectively. Our effective tax rate was 23.3% and 26.5% for the three and six months ended June 30, 2026, respectively, and 23.9% and 25.1% for the three and six months ended June 30, 2025, respectively.

The income tax expense for the three and six months ended June 30, 2026 was impacted favorably by a higher mix of U.S. profits and tax credits recorded during the periods. Discrete tax items for the three and six months ended June 30, 2026 were $0.5 million and $1.8 million, respectively.

The income tax expense for the three and six months ended June 30, 2025 was impacted by higher profits in non-US jurisdictions. Additionally, tax expense of $0.1 million and $1.2 million related to equity-based compensation was recorded discretely for the three and six months ended June 30, 2025, respectively.

Liquidity and Capital Resources
Cash Flows (in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$91,858	$30,782
Net cash used in investing activities	(15,144)	(8,983)
Net cash used in financing activities	(17,129)	(12,776)
Effect of exchange rate changes on cash and cash equivalent balances	1,733	5,606
Net change in cash and cash equivalents and restricted cash	$61,318	$14,629

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

As of June 30, 2026, our cash balance was $307.3 million, of which $25.8 million was held outside the United States, and our net working capital, including cash and cash equivalents, was $486.0 million. We had $332.9 million available to us under our $370.0 million Revolving Credit Facility.

During the second quarter of 2026, the Company repaid in full the remaining balances in Other Debt. As a result, Other Debt was fully extinguished and no longer outstanding as of June 30, 2026.

On February 18, 2026, Array Tech, Inc., the Company’s operating subsidiary, (the “Borrower”) entered into an amendment to the credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility (the “Fifth Amendment”), by and among the Borrower, the Company’s wholly-owned subsidiary ATI Investment Sub, Inc., as guarantor (“Holdings”), Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Fifth Amendment). The Fifth Amendment: (i) increases the revolving credit facility commitments under the Fourth Amendment from $166 million to $370.0 million; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18,

2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.

Convertible Notes
On December 3, 2021 and December 9, 2021, the Company completed a $425.0 million private offering ($375.0 million and $50.0 million, respectively), of 2028 Convertible Notes, resulting in net proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75% but before deducting initial purchasers’ discounts and offering expenses. The 2028 Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee. The 2028 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022.

On June 27, 2025, the Company issued aggregate principal amount of $345.0 million of 2031 Convertible Notes in a private placement. The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The Company incurred $10.4 million of initial purchasers’ discounts and offering expenses, resulting in net proceeds of $334.6 million. As of June 30, 2026, there was $321.5 million and $336.3 million outstanding on the 2028 Convertible Notes and 2031 Convertible Notes, respectively, net of unamortized issuance costs.

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

Operating Activities
For the six months ended June 30, 2026, cash provided by operating activities was $91.9 million, attributable to net income of $26.3 million and $47.5 million of non-cash adjustments, mainly consisting of depreciation and amortization expense, equity-based compensation, and $18.0 million from changes in our operating assets and liabilities.

For the six months ended June 30, 2025, cash provided by operating activities was $30.8 million attributable to net income of $60.0 million and $25.1 million of non-cash adjustments, mainly consisting of depreciation and amortization expense and equity-based compensation, partially offset by a net cash outflow of $54.3 million from changes in our operating assets and liabilities.

Investing Activities
For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $15.1 million and $9.0 million, respectively, due to the purchase of property, plant and equipment.

Financing Activities
For the six months ended June 30, 2026, cash used in financing activities was $17.1 million. This was primarily driven by a $51.0 million repayment of Other Debt and $2.6 million in TRA payments issued, partially offset by $38.3 million of proceeds from the issuance of Other Debt.

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

Contractual Obligations and Commitments
Information regarding our debt obligations, lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. Other than as set forth below, there were no material changes in our contractual obligations and commitments as of June 30, 2026.

APA Acquisition Earnout Consideration and Deferred Consideration
As discussed in Note 3 – Acquisition in the accompanying notes to the consolidated financial statements, the APA Purchase Agreement includes provisions providing for the Earnout Consideration and the payment of the Deferred Consideration of approximately $40.0 million. Each of the Deferred Consideration and the Earnout Consideration are described in more detail below.

Earnout Consideration
The APA Purchase Agreement includes an earnout provision pursuant to which APA Seller may be granted shares of the Company’s common stock, or equivalent cash value at the Company’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028. The maximum number of shares payable as Earnout Consideration is 4,686,530 shares of common stock, which was determined by dividing $40 million by the volume weighted average price of the Company’s common stock for the 10 trading days immediately following the Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The APA Purchase Agreement provides that, to the extent the issuance of any Earnout Consideration or Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The principal APA Seller continues to assume the managerial responsibilities of APA. For a discussion of the accounting of the Earnout Consideration, see “–Business Combinations” below.

Deferred Consideration
The Deferred Consideration which will be payable to APA Seller in three installments (each, a “Deferred Consideration Installment”): (i) within five business days after the first anniversary of the Closing Date, an amount equal to 50% of the Deferred Consideration; (ii) on December 31, 2026, an amount equal to (A) 50% of the Deferred Consideration multiplied by (B) the proportion of the two-year period from the Closing Date to the second anniversary of the Closing Date that has elapsed as of December 31, 2026; and (iii) within five business days after the second anniversary of the Closing Date, an amount equal to the remaining balance of the Deferred Consideration. As more fully described in the APA Purchase Agreement, the Deferred Consideration Installments are subject to reduction if certain equity holders of APA Seller cease to be employees of the Company under certain circumstances. Each Deferred Consideration Installment will, at the Company’s election, be paid; (x) in cash; (y) through the issuance of shares of Company common stock, par value $0.001 per share, valued at the closing price on the trading day immediately preceding the applicable Deferred Consideration anniversary (if any such shares are issued, the “Deferred Consideration Shares”); or (z) by any combination of the foregoing. As the Deferred Consideration Installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, we entered into a Securities Purchase Agreement, pursuant to which we issued 400,000 shares of our Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of our common stock for an aggregate purchase price of approximately $395.4 million.

On or prior to August 10, 2026, the fifth anniversary of the Closing, we may pay dividends on the Series A Shares either in: (i) cash at the then-applicable Cash Regular Dividend Rate; (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25%; or (iii) a combination thereof. Following August 10, 2026, dividends are payable only in cash. To the extent we do not declare and pay such dividends in cash following August 10, 2026, the dividends accrue to the Liquidation Preference at the then-applicable Cash Regular Dividend Rate plus 200 basis points.

For more information related to the Series A Shares, see Note 9 – Redeemable Perpetual Preferred Stock, to the accompanying condensed consolidated financial statements.

Debt Obligations
For a discussion of our debt obligations see Note 8 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of June 30, 2026, we posted surety bonds in the total amount of approximately $238.7 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Business Combinations
We completed the APA Acquisition in 2025 for initial cash consideration of $166.1 million, plus up to approximately $19.3 million in earnout consideration and approximately $40.0 million in deferred purchase price consideration. In accordance with Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and was sensitive to changes in underlying assumptions, estimates and market factors. The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Trade name), and Replacement Cost Method (Developed technology and Computer software and other). The significant fair value inputs used to estimate the fair value of the identifiable intangible assets include a discount rate and revenue and expense projections.

Earnout Consideration
As discussed, the APA Purchase Agreement includes a provision for the Earnout Consideration. The Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of June 30, 2026, the Earnout Consideration was estimated to have a fair value of $18.4 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Changes in fair value of contingent consideration in the accompanying consolidated statements of operations. Estimating the amount of payments that may be made under the Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected Earnout Consideration payments to APA Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2026 that materially affected or were reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026.

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

Derivative Complaints
Southern District of New York
On July 16, 2021, a verified derivative complaint was filed in the U.S. District Court for the Southern District of New York (the “District Court”) against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for misleading proxy statements; (ii) breach of fiduciary duty; (iii) unjust enrichment; (iv) abuse of control; (v) gross mismanagement; (vi) corporate waste; (vii) aiding and abetting breach of fiduciary duty; and (viii) contribution under Sections 10(b) and 21D of the Exchange Act.

On July 30, 2021, a second verified derivative complaint was filed in the Southern District of New York against certain officers and directors of the Company. The complaint alleged: (i) violations of Section 14(a) of the Exchange Act for causing the issuance of a false/misleading proxy statement; (ii) breach of fiduciary duty; and (iii) aiding and abetting breaches of fiduciary duty.

On August 24, 2021, the Southern District of New York derivative actions were consolidated, the court appointed co-lead counsel, and the consolidated case was stayed pending the resolution of a related putative federal securities class action that was previously filed in the District Court against the Company and certain officers and directors (the “Plymouth Action”). On March 24, 2026, the Second Circuit Court of Appeals affirmed the dismissal of the Plymouth Action with prejudice. On April 28, 2026, the District Court entered a stipulation and order submitted by the parties voluntarily dismissing the consolidated New York derivative action without prejudice in light of the Second Circuit’s affirmance of the Plymouth Action’s dismissal.

Delaware Court of Chancery
On August 3, 2022, a verified derivative complaint was filed in the Court of Chancery of the State of Delaware against certain officers and directors of the Company, asserting claims for: (i) breach of fiduciary duty; and (ii) unjust enrichment. The derivative plaintiff in this action sought: an award of compensatory damages in favor of the Company; restitution from the defendants and disgorgement of profits, benefits, and other compensation obtained by the defendants; an order directing the Company to reform its corporate governance and internal procedures; equitable or injunctive relief as permitted by law and equity; and the costs and disbursements of the action, including attorneys’ fees.

On August 11, 2022, a second verified derivative complaint was filed with the Court of Chancery against certain officers and directors of the Company, asserting claims for: (i) breach of fiduciary duty; (ii) aiding and abetting breaches of fiduciary duty; (iii) waste of corporate assets; (iv) unjust enrichment; (v) insider selling; and (vi) aiding and abetting insider selling. The derivative plaintiff in this action sought: declaratory relief; an award of compensatory damages in favor of the Company; disgorgement of profits obtained from certain sales of Company stock by certain of the defendants; establishment of a constructive trust over certain amounts obtained by certain of the defendants; and the costs and disbursements of the action, including attorneys’ fees.

On September 2, 2022, the Delaware Court of Chancery derivative actions were consolidated, the court appointed co-lead counsel, and the consolidated case was stayed pending the resolution of the Plymouth Action. On May 12, 2026, the Court of Chancery of the State of Delaware granted the derivative plaintiff’s request for voluntary dismissal of the Delaware derivative action without prejudice in light of the Second Circuit’s affirmance of the Plymouth Action’s dismissal.

Sterling and Wilson Solar Solutions, Inc. (“SWSS”) vs. Array Technologies, Inc.
On September 16, 2025, SWSS served an arbitration demand on the Company asserting contractual and negligence claims purportedly arising out of the Company’s provision of goods for use in a solar project in

Bickleton, Washington. The Company filed its Answer on October 30, 2025, and asserted defenses, including that (i) SWSS’s claims are barred by applicable contractual limitations provisions and statutes of limitations, and (ii) are otherwise unsupported. In February 2026, SWSS filed a statement of claims and damages, specifying that it is seeking contractual damages from the Company, and further adding a claim seeking indemnification by the Company for any damages incurred by SWSS relating to counterclaims brought against SWSS in another litigation concerning the same solar project. The Company is not a party to that litigation. The amount of potential damages to SWSS, if any, is unknown because the Company understands the underlying litigation to be in its early and preliminary stages. On March 5, 2026, the Company sought leave to file a dispositive motion concerning all of SWSS’ claims. On March 24, 2026, that request was denied, but the arbitration panel noted that it would consider additional requests at a later date. On April 29, 2026, the parties jointly requested that the panel stay the arbitration pending the resolution of the underlying New York litigation. On May 12, 2026, the arbitration panel entered an order staying the matter until resolution of the underlying New York case. The Company is vigorously defending the arbitration.

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

The AWM Transaction is subject to the receipt of regulatory clearance as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
On July 16, 2026, the Company and the AWM Buyer entered into the AWM Purchase Agreement with AWM, DS Equity Holdings LLC, a Delaware limited liability company, Scott R. Rand and Daniel R. Smith, pursuant to which the AWM Transaction would be completed. Completion of the AWM Transaction is subject to a number of closing conditions, including the expiration or termination of the waiting periods (and any extensions thereof) applicable to the consummation of the AWM Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and other customary conditions for a transaction of this type. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the AWM Transaction. Some of the conditions to completion of the AWM Transaction are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). In addition, certain regulatory agencies from which the approvals and clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the AWM Transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the AWM Transaction. Any adverse consequence of the pending AWM Transaction could be exacerbated by any delays in completion of the AWM Transaction or termination of the AWM Purchase Agreement.

Each party’s obligation to consummate the AWM Transaction is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the AWM Purchase Agreement as of the closing of the AWM Transaction.

We may be unable to successfully integrate AWM’s business into our business or achieve the anticipated benefits or synergies of the AWM Transaction, if completed.

Our ability to achieve the anticipated benefits or synergies of the AWM Transaction, if completed, will depend in part upon whether we can integrate AWM’s business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful integration of AWM’s business requires an assessment and implementation of several factors, including:

•the ability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the AWM Transaction;

•integrating complex systems, operating procedures, compliance programs, technology, networks and other assets while carrying on our ongoing business in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•managing the expanded operations of a larger and more complex company.

In addition, any potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with AWM, including cash costs of integration, may exceed what we currently anticipate. Any one of these factors could result in increased costs, decreases in the amount of anticipated benefits and diversion of management’s attention, which could materially impact our business, financial condition and results of operations. In addition, even following successful integration, the anticipated benefits or synergies of AWM may not be realized fully, or at all, or may take longer to realize than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
During the three months ended June 30, 2026, no director or executive officer adopted, amended or terminated any such plan or trading arrangement.

Item 6. Exhibits

Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
2.1+	Equity Purchase Agreement, dated July 16, 2026, by and among STINorland USA, Inc., Array Technologies, Inc., Affordable Wire Management, LLC, and DS Equity Holdings LLC	8-K	7/16/2026	2.1
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated June 15, 2026	S-8	6/18/2026	4.2
3.3	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.4	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files
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

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	August 5, 2026
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ H. Keith Jennings	Date:	August 5, 2026
H. Keith Jennings
Chief Financial Officer