Form 10-Q
period 2026-09-30
Array Technologies, Inc.
filed 2026-11-09
CIK 1820721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39613

ARRAY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			83-2747826
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

701 Atrisco Vista Blvd NW	Albuquerque	New Mexico	87120
(Address of principal executive offices)			(Zip Code)

(505)	881-7567

(Registrant’s telephone number, including area code)
3901 Midway Place NE
Albuquerque, New Mexico 87109
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	ARRY	Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                         ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 5, 2026, there were 154,269,366 shares of common stock, par value $0.001 per share, issued and outstanding.

Array Technologies, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except per share and share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$143,280	$244,388
Restricted cash	—	1,596
Accounts receivable, net of allowance of $7,163 and $6,245, respectively	329,456	271,578
Inventories, net	167,494	150,374
Assets held for sale	3,662	—
Prepaid expenses and other	91,769	201,108
Total current assets	735,661	869,044

Property, plant and equipment, net	67,442	58,225
Lease assets	94,294	97,088
Goodwill	231,765	135,173
Other intangible assets, net	274,638	238,579
Deferred income tax assets	24,980	23,965
Other assets	156,171	29,718
Total assets	$1,584,951	$1,451,792

LIABILITIES, REDEEMABLE PERPETUAL PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$199,966	$143,994
Accrued expenses	101,533	54,289
Income tax payable	—	4,687
Current portion of deferred revenue	108,484	128,433
Current portion of contingent consideration	13,166	14,551
Current portion of warranty liability	10,301	10,844
Current portion of lease liabilities	8,470	7,662
Current portion of debt	3,244	10,315
Other current liabilities	8,826	2,237
Total current liabilities	453,990	377,012

Deferred income tax liabilities	19,479	22,133
Deferred revenue, net of current portion	36,031	16,794
Contingent consideration, net of current portion	18,405	12,739

Array Technologies, Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)
(in thousands, except per share and share amounts)

	September 30, 2026	December 31, 2025
Warranty liability, net of current portion	6,308	5,466
Lease liabilities, net of current portion	89,117	89,552
Long-term debt, net of current portion	658,550	658,664
Other long-term liabilities	1,450	9,044
Total liabilities	1,283,330	1,191,404

Commitments and contingencies (Note 12)

Series A Redeemable Perpetual Preferred Stock of $0.001 par value; 500,000 authorized; 400,000[1] and 490,829 shares issued as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $510.0 million and $493.1 million at each date, respectively	509,978	466,728

Stockholders’ equity
Preferred stock of $0.001 par value - 4,500,000 shares authorized; none issued at respective dates	—	—
Common stock of $0.001 par value - 1,000,000,000 shares authorized; 154,269,366 and 152,779,614 shares issued at respective dates	155	152
Additional paid-in capital	189,253	226,848
Accumulated deficit	(388,319)	(422,859)
Accumulated other comprehensive loss	(9,446)	(10,481)
Total stockholders’ equity	(208,357)	(206,340)
Total liabilities, redeemable perpetual preferred stock and stockholders’ equity	$1,584,951	$1,451,792
1Adjusted to reflect the increase in liquidation preference rather than the number of shares.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$330,212	$393,491	$895,689	$1,058,097
Cost of revenue
Cost of product and service revenue	254,849	283,386	646,489	767,161
Amortization of developed technology and backlog	6,144	4,434	17,373	11,713
Total cost of revenue	260,993	287,820	663,862	778,874
Gross profit	69,219	105,671	231,827	279,223

Operating expenses
General and administrative	58,783	52,248	163,512	141,147
Change in fair value of contingent consideration	(10,293)	1,014	(10,438)	1,014
Depreciation and amortization	6,789	6,958	22,939	17,951
Total operating expenses	55,279	60,220	176,013	160,112

Income from operations	13,940	45,451	55,814	119,111

Interest income	2,152	2,977	6,941	10,096
Interest expense	(5,810)	(5,046)	(17,159)	(21,849)
Foreign currency gain (loss), net	39	(6)	729	2,026
Gain on extinguishment of debts, net	—	—	—	14,207
Other (expense) income, net	(473)	68	(629)	12
Total other (expense) income, net	(4,092)	(2,007)	(10,118)	4,492

Income before income tax expense	9,848	43,444	45,696	123,603
Income tax expense	1,651	9,941	11,156	30,092
Net income	8,197	33,503	34,540	93,511
Preferred dividends and accretion	16,113	15,144	47,558	44,375
Net (loss) income to common stockholders	$(7,916)	$18,359	$(13,018)	$49,136

(Loss) income per common share
Basic	$(0.05)	$0.12	$(0.08)	$0.32
Diluted	$(0.05)	$0.12	$(0.08)	$0.32
Weighted average number of common shares outstanding
Basic	154,014	152,727	153,616	152,465
Diluted	154,014	154,090	153,616	153,350

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$8,197	$33,503	$34,540	$93,511
Foreign currency translation(1)	(571)	888	1,035	37,604
Comprehensive income	$7,626	$34,391	$35,575	$131,115
(1) There are no tax effects on foreign currency adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)

Three Months Ended September 30, 2026

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2026	400	$498,173	—	$—	153,972	$155	$203,156	$(396,516)	$(8,875)	$(202,080)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	262	—	—	—	—	—
Employee purchase plan	—	—	—	—	35	—	268	—	—	268
Equity-based compensation	—	—	—	—	—	—	2,445	—	—	2,445
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(503)	—	—	(503)
Preferred dividends plus accretion	—	11,805	—	—	—	—	(11,805)	—	—	(11,805)
Preferred cash dividends paid	—	—	—	—	—	—	(4,308)	—	—	(4,308)
Net income	—	—	—	—	—	—	—	8,197	—	8,197
Foreign currency translation	—	—	—	—	—	—	—	—	(571)	(571)
Balance at September 30, 2026	400	$509,978	—	$—	154,269	$155	$189,253	$(388,319)	$(9,446)	$(208,357)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Three Months Ended September 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2025	476	$436,162	—	$—	152,661	$151	$248,285	$(310,616)	$(8,687)	$(70,867)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	27	1	—	—	—	1
Employee purchase plan	—	—	—	—	60	—	346	—	—	346
Equity-based compensation	—	—	—	—	—	—	4,602	—	—	4,602
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(46)	—	—	(46)
Preferred dividends plus accretion	7	15,144	—	—	—	—	(15,144)	—	—	(15,144)
Net income	—	—	—	—	—	—	—	33,503	—	33,503
Foreign currency translation	—	—	—	—	—	—	—	—	888	888
Balance at September 30, 2025	483	$451,306	—	$—	152,748	$152	$238,043	$(277,113)	$(7,799)	$(46,717)

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Nine Months Ended September 30, 2026

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2025	490	$466,728	—	$—	152,780	$152	$226,848	$(422,859)	$(10,481)	$(206,340)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	1,412	3	(3)	—	—	—
Employee purchase plan	—	—	—	—	77	—	605	—	—	605
Equity-based compensation	—	—	—	—	—	—	10,866	—	—	10,866
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(1,505)	—	—	(1,505)
Preferred dividends plus accretion		43,250	—	—	—	—	(43,250)	—	—	(43,250)
Preferred cash dividends paid	—	—					(4,308)			(4,308)
Preferred dividends adjustment[1]	(90)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	34,540	—	34,540
Foreign currency translation	—	—	—	—	—	—	—	—	1,035	1,035
Balance at September 30, 2026	400	$509,978	—	$—	154,269	$155	$189,253	$(388,319)	$(9,446)	$(208,357)
1Adjusted to reflect the increase in liquidation preference rather than the number of shares.

Array Technologies, Inc.
Condensed Consolidated Statements of Changes in Redeemable Perpetual Preferred Stock and Stockholders’ Equity
(unaudited)
(in thousands)
Nine Months Ended September 30, 2025

	Temporary Equity		Permanent Equity
	Series A Redeemable Perpetual Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	460	$406,931	—	$—	151,952	$151	$297,780	$(370,624)	$(45,403)	$(118,096)
Shares issued in connection with:
Vesting of restricted stock units	—	—	—	—	693	1	—	—	—	1
Employee purchase plan	—	—	—	—	103	—	649	—	—	649
Equity-based compensation	—	—	—	—	—	—	11,217	—	—	11,217
Tax withholding related to vesting of equity-based compensation	—	—	—	—	—	—	(539)	—	—	(539)
Purchase of 2031 Capped Calls, net of tax effect	—	—	—	—	—	—	(26,689)	—	—	(26,689)
Preferred dividends plus accretion	23	44,375	—	—	—	—	(44,375)	—	—	(44,375)
Net income	—	—	—	—	—	—	—	93,511	—	93,511
Foreign currency translation	—	—	—	—	—	—	—	—	37,604	37,604
Balance at September 30, 2025	483	$451,306	—	$—	152,748	$152	$238,043	$(277,113)	$(7,799)	$(46,717)

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$34,540	$93,511
Adjustments to reconcile net income to cash provided by operating activities:
Provision for bad debts	1,269	1,001
Deferred tax (benefit) expense	(1,832)	6,748
Depreciation and amortization	29,159	19,923
Amortization of developed technology and backlog	17,373	11,713
Amortization of debt discount and issuance costs	2,669	4,407
Gain on extinguishment of debts, net	—	(14,207)
Equity-based compensation	11,011	11,343
Change in fair value of contingent consideration	(10,438)	1,014
Provision for certain non-trade receivables	10,922	—
Warranty provision	9,076	10,290
Inventory reserve	5,204	3,360
Other non-cash	730	(2,017)
Changes in operating assets and liabilities	(13,207)	(88,941)
Net cash provided by operating activities	96,476	58,145
Investing activities
Purchase of property, plant and equipment	(20,844)	(14,496)
Acquisition, net of cash acquired	(160,869)	(164,916)
Investment in securities	(1,000)	—
Net cash used in investing activities	(182,713)	(179,412)
Financing activities
Proceeds from issuance of other debt	58,185	108,659
Proceeds from issuance of convertible notes	—	345,000
Premium paid on capped call	—	(35,087)
Fees paid on issuance of convertible notes	—	(10,434)
Repayments of other debt	(67,551)	(119,181)
Repayments of term loan facility	—	(233,875)
Repayments of convertible notes	—	(78,363)
Dividends paid on Series A Redeemable Perpetual Preferred Stock	(4,308)	—
Contingent consideration payments	(2,574)	(1,204)
Other financing	(2,040)	(1,033)
Net cash used in financing activities	(18,288)	(25,518)
Effect of exchange rate changes on cash and cash equivalent balances	1,821	5,747
Net change in cash and cash equivalents and restricted cash	(102,704)	(141,038)

Array Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents, and restricted cash beginning of period	245,984	364,141
Cash and cash equivalents and restricted cash, end of period	$143,280	$223,103

See accompanying Notes to Condensed Consolidated Financial Statements.

Array Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Organization and Business

Headquartered in Albuquerque, New Mexico, Array Technologies, Inc. (the “Company”) is a leading global provider of solar tracking technology and fixed-tilt systems to utility-scale and distributed generation customers who construct, develop, and operate solar photovoltaic (“PV”) sites. With solutions engineered to withstand harsh weather conditions, the Company’s high-quality solar trackers, fixed-tilt systems, software platforms, foundation and other balance-of-system solutions, and field services are designed to optimize energy production throughout the lifecycle of a project.

On August 14, 2025, the Company acquired 100% of the issued and outstanding equity interests of APA Solar, LLC (“APA”), the terms of which are discussed in Note 3 – Acquisitions (the “APA Acquisition”). The Company’s APA business designs, engineers and manufactures solar racking, mounting and foundation systems. APA’s products complement the Company’s existing product offerings and expand its portfolio of solar infrastructure solutions.

On August 31, 2026, the Company acquired 100% of the issued and outstanding equity interests of Affordable Wire Management, LLC (“AWM”), the terms of which are discussed in Note 3 – Acquisitions (the “AWM Acquisition”). The Company’s AWM business provides wire management, cable protection, and balance-of-system solutions for the solar, energy storage, and datacenter industries serving utility-scale and distributed generation customers across North America and select international markets. AWM’s products complement the Company’s existing product offerings and expand its portfolio of balance-of-system solutions serving utility-scale solar and distributed generation customers.

2.    Summary of Significant Accounting Policies

Basis of Accounting and Presentation
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of results for the interim periods reported have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

Inflation Reduction Act Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes numerous green energy credits. The 45X advanced manufacturing production tax credit (“45X Credit”) was established as part of the IRA. The 45X Credit is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has entered and intends to continue entering into arrangements with manufacturing vendors that produce 45X Credit-eligible parts, in which the vendors agree to share a portion of the benefit received related to the supply of the Company’s products (“Vendor Rebates”).

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

As of September 30, 2026, the Company had outstanding receivables for Vendor Rebates of $26.2 million and $136.5 million included in Prepaid expenses and other and Other assets, respectively. As of December 31, 2025, the Company had outstanding Vendor Rebate receivables of $152.0 million and $10.9 million, included in Prepaid expenses and other and Other assets, respectively.

Inflation Reduction Act Section 45X Credits
The Company accounts for 45X Credits under International Accounting Standard 20 – Accounting for Government Grants and Disclosure of Government Assistance, as a reduction to Cost of product and service revenue in the condensed consolidated statements of operations. The credit is included as an offset in Income tax payable in the balance sheets as of September 30, 2026, and December 31, 2025.

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

When determining the fair value of a reporting unit using the quantitative approach, the Company uses an income approach based on discounted cash flows. The fair value estimate derived under the income approach is then corroborated by reference to marketplace EBITDA multiples of guideline publicly traded companies.

As of September 30, 2026, the Company has not identified any indicators of impairment that would require testing goodwill for impairment.

The Company has one indefinite-lived intangible asset for a Trade name acquired as part of a past acquisition associated with the Array Legacy Operations reporting unit. The Company performs an annual impairment test on this asset, utilizing a qualitative or quantitative impairment analysis during its fourth quarter. As of September 30, 2026, the Company has not identified any indicators of impairment that would require testing this Trade name for impairment.

Equity Investment
On November 6, 2024, the Company invested $3.0 million through a Simple Agreement for Future Equity (“SAFE”) with a technology company. On June 2, 2025, the SAFE investment converted into 182,669 preferred shares of the technology company at a predetermined price. The conversion did not result in the recognition of a gain or loss.

In the fourth quarter of 2025 and in the third quarter of 2026, the same technology company achieved certain defined milestones, upon which the Company invested an additional $1.0 million in each quarter, through two other SAFEs. At the next equity financing round of the technology company, the SAFE investments will convert into preferred shares of the technology company, subject to certain conditions.

The Company’s aggregate investment of $5.0 million is recorded as investments at cost and are included within Other assets in the condensed consolidated balance sheet. The investment will be carried at cost and remeasured to fair value if impaired or if there are observable changes in transaction prices.

Long-Lived Assets
In testing long-lived assets and goodwill for impairment, the Company first tests its long-lived assets for impairment and then tests the goodwill of a reporting unit that includes the long-lived assets covered under the long-lived asset test for impairment. If an asset group includes only a portion of a reporting unit, the carrying amount of goodwill is not included in the asset group. The carrying values are adjusted, if necessary, for the result of each impairment test prior to performing the next test.

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

As of September 30, 2026, the Company has not identified any indicators of impairment that would require testing long-lived assets for impairment.

Assets Held for Sale
The Company classifies assets as held for sale when there is a committed plan to sell, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, and it is probable that the sale will be completed within one year at a reasonable price. Assets, and any associated liabilities, classified as held for sale are presented separately in the consolidated balance sheets and are measured at the lower of their carrying amount or fair value less costs to sell. Upon classification as held for sale, the Company ceases depreciation and amortization of the related assets. Any subsequent changes in estimated fair value less costs to sell are recognized as gains or losses in the condensed consolidated statements of operations.

During the three months ended September 30, 2026, the Company approved a plan to sell its former manufacturing and office facility in Albuquerque, New Mexico. Upon meeting the held-for-sale criteria under ASC Topic 360 Property, Plant, and Equipment (“ASC 360”), the asset was classified as held for sale and measured at the lower of its carrying amount or fair value less costs to sell. The Company expects the sale to be completed within one year of September 30, 2026. As of September 30, 2026, and December 31, 2025, assets held for sale of $3.7 million and zero, respectively, related to the former manufacturing and office facility in Albuquerque, New Mexico were included in Assets held for sale within the consolidated balance sheets.

Revenue Recognition
A majority of the Company’s revenue is recognized over time as work progresses, and for single performance obligations, the Company uses an input measure, the cost-to-cost method, to determine progress. The Company reviews and updates the contract-related estimates on an ongoing basis and recognizes adjustments for any project-specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of the Company’s outstanding performance obligations, and its ability to estimate remaining costs to be incurred, which are substantially all material costs covered under the Company’s material supply agreements, the Company has not recorded any material cumulative catch-up adjustments during the periods presented that impacted revenues or earnings per share (“EPS”) related to revisions in measurement of remaining progress of the Company’s performance obligations.

Research and Development
The Company incurs research and development (“R&D”) costs for new products and significant enhancements to existing products. R&D costs consist primarily of personnel-related costs associated with internal engineers, third-party consultants, materials and overhead. The Company expenses these costs as incurred prior to a respective product being ready for commercial production. R&D expense was $4.2 million and $2.3 million during the three months ended September 30, 2026 and 2025, respectively, and $12.2 million and $7.2 million during the nine months ended September 30, 2026 and 2025, respectively.

Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 31, 2026, and for interim periods beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“ASU 2025-06”), which updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 also requires website-specific development costs to be evaluated under the same framework as other internal-use software and clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants: Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on how to recognize, measure, and present government grants received by business entities. ASU 2025-10 defines a government grant, establishes when and how a grant related to an asset or income is recognized and measured, and includes presentation and disclosure requirements. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-10.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements (“ASU 2025-11”), which provides clarity and navigability of interim reporting requirements, requiring the entities to provide interim financial statements and notes in accordance with U.S. GAAP, and adds a comprehensive list of interim disclosures required by U.S. GAAP. ASU 2025-11 is effective for the Company beginning in fiscal year 2029 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2026-02.

3.    Acquisitions

AWM Acquisition
On August 31, 2026 (the “AWM Closing Date”), the Company and STINorland USA, Inc. (with respect to the AWM Acquisition, the “AWM Buyer”), completed the AWM Acquisition pursuant to the terms of the Equity Purchase Agreement, dated as of July 16, 2026 (as amended, the “AWM Purchase Agreement”), by and among the Company, the AWM Buyer, AWM, DS Equity Holdings LLC, a Delaware limited liability company (“AWM Seller”), Scott R. Rand and Daniel R. Smith. The cash consideration paid on the AWM Closing Date was approximately $166.9 million. The AWM Purchase Agreement also includes a performance-based earnout provision estimated to have a fair value of approximately $17.3 million as of the AWM Closing Date (the “AWM Earnout Consideration”). The AWM Earnout Consideration provides for aggregate earnout payments of up to $40.0 million based on the achievement of specified EBITDA targets and thresholds with maximum payment amounts of $8.0 million, $16.0 million and $16.0 million for the earnout periods ending December 31, 2026, December 31, 2027 and December 31, 2028, respectively.

Subject to the terms and conditions set forth in the AWM Purchase Agreement, the Company has also agreed to make deferred consideration payments totaling $10.0 million, consisting of a $5.0 million payment due on the first anniversary of the AWM Closing Date and a $5.0 million payment due on the second anniversary of the AWM Closing Date (collectively, the “AWM Deferred Consideration”). The AWM Earnout Consideration and the AWM Deferred Consideration are described in more detail below. Due to the timing of the acquisition in the third quarter of 2026, the purchase price allocation is preliminary with respect to the valuation of the acquired assets, liabilities assumed including income taxes, intangible assets and their related useful lives, and goodwill. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the 12-month measurement period.

The aggregate purchase consideration for the AWM Acquisition consists of the following:

Cash consideration on the AWM Closing Date	166,907
AWM Earnout Consideration	17,293
Total	$184,200

AWM Earnout Consideration
AWM Earnout Consideration payments are subject to specified EBITDA achievement thresholds and the maximum payment amounts are $8.0 million, $16.0 million and $16.0 million for the earnout periods ending December 31, 2026, December 31, 2027 and December 31, 2028, respectively.

The AWM Earnout Consideration is accounted for as contingent consideration, and the fair value is remeasured each reporting period. As of the AWM Closing Date, the AWM Earnout Consideration was estimated to have a fair value of approximately $17.3 million using a Monte-Carlo simulation method. Changes in the fair value of the contingent consideration liability are recognized in Change in fair value of contingent consideration on the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the AWM Earnout Consideration is by nature imprecise. The significant assumptions used to estimate the fair value of the AWM Earnout Consideration include projected EBITDA performance, probability-weighted payment outcomes, and discount rates. As of September 30, 2026, the AWM Earnout Consideration was estimated to have a fair value of $18.0 million.

AWM Deferred Consideration
The AWM Deferred Consideration is payable in two installments of $5.0 million, payable on the first and second anniversaries of the AWM Closing Date. Pursuant to the AWM Purchase Agreement, the amount of any unpaid AWM Deferred Consideration installment may be reduced if certain equity holders of AWM Seller cease to be employees of the Company under specified circumstances. Each AWM Deferred Consideration installment may be paid, at the Company’s election, in cash, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), or a combination thereof. Because the AWM Deferred Consideration installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

AWM Purchase Price Allocation
The AWM Acquisition was accounted for as a business combination applying ASC 805. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the expected synergies of the combined entities that are expected to be realized from the AWM Acquisition and the value of the assembled workforce. Substantially all of the goodwill is tax deductible.

The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of the AWM Closing Date:

Preliminary Fair Value at Acquisition Date
Cash and cash equivalents	$6,039
Accounts receivable	16,109
Inventories	2,687
Prepaid expenses and other	965
Property, plant and equipment	1,244
Other intangible assets	72,000
Other assets	201
Total assets acquired	$99,245

Accounts payable	3,029
Deferred revenue	2,563
Other liabilities	457
Other long-term liabilities	78
Total liabilities assumed	$6,127

Preliminary fair value of identifiable net assets acquired	93,118
Preliminary allocation to goodwill	$91,082

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as the 12 months following the AWM Closing Date). The Company is in the process of finalizing the valuation of the acquired assets, liabilities assumed including income taxes, intangible assets and their related useful lives, and goodwill. The amounts recorded as of September 30, 2026 are preliminary, as there was insufficient time between the AWM Closing Date and the end of the period to finalize the analysis. These preliminary estimates are subject to change and related accounting adjustments may be materially different, as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period.

The preliminary purchase price allocation includes $72.0 million of acquired identifiable intangible assets as follows:

	Estimated Fair Value (in USD)	Estimated Weighted Average Useful Life in Years
(in thousands, except useful lives)
Developed technology	$18,000	5
Customer relationships	37,000	5
Backlog	8,000	1
Trade name	9,000	10
Total	$72,000

The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Developed technology and Trade name), and Replacement Cost Method (Developed technology). The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the asset. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the AWM Acquisition. Direct transaction costs incurred related to the AWM Acquisition were $5.8 million and are included in General and administrative expenses in the condensed consolidated statement of operations.

Included in the Company’s condensed consolidated statement of operations from the AWM Closing Date of August 31, 2026 through September 30, 2026 are revenue of $9.5 million and an operating income of $1.6 million, inclusive of $0.4 million of preliminary compensation expense related to the AWM Deferred Consideration and $1.7 million of amortization expense related to identified intangible assets.

APA Acquisition
On August 14, 2025 (the “APA Closing Date”), the Company, through its indirect wholly owned subsidiary STINorland USA, Inc., a California corporation (“APA Buyer”), completed the APA Acquisition, pursuant to the terms of the Equity Purchase Agreement, dated as of June 17, 2025, by and among the Company, APA Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“APA Seller”) and the guarantors party thereto (as amended, the “APA Purchase Agreement”). The cash consideration paid on the APA Closing Date was approximately $166.1 million. The APA Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $19.3 million as of the APA Closing Date (the “APA Earnout Consideration”), which is included in the purchase consideration, under which the APA Seller may receive shares of the Common Stock, or equivalent cash value at the Company’s discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the aggregate purchase consideration for the APA Acquisition totaled approximately $185.4 million. Subject to the terms and conditions set forth in the APA Purchase Agreement, the Company has also agreed to pay aggregate deferred purchase price consideration of approximately $40.0 million in three installments over a two-year period based on service within five business days after the first and second anniversaries from the APA Closing Date and as set forth below (the “APA Deferred Consideration”). Each of the APA Earnout Consideration and the APA Deferred Consideration are described in more detail below. The measurement period closed during August 2026, at which time the Company finalized the purchase price allocation. Certain measurement period adjustments were recorded as discussed below.

The aggregate purchase consideration for the APA Acquisition consists of the following:

Cash consideration on the APA Closing Date	$166,135
APA Earnout Consideration	19,256
Total	$185,391

APA Earnout Consideration
The maximum number of shares payable as APA Earnout Consideration is 4,686,530, which was determined by dividing $40.0 million by the volume weighted average price (“VWAP”) of the Common Stock for the 10 trading days immediately following the APA Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the APA Earnout Consideration earned (measured on each date such shares are issued) exceeds $90.0 million. The APA Purchase Agreement provides that, to the extent the issuance of any APA Earnout Consideration or APA Deferred Consideration Shares (as defined below) would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The APA Seller continues to assume the managerial responsibilities of APA.

The APA Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of the APA Closing Date, the APA Earnout Consideration was estimated to have a fair value of approximately $19.3 million using a Monte-Carlo simulation method. Changes in the fair value of the contingent consideration liability are recognized in Change in fair value of contingent consideration on the condensed consolidated statements of operations. Refer to Note 12 – Commitments and Contingencies for additional details. Estimating the amount of payments that may be made under the APA Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected APA Earnout Consideration payments to the APA Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

As of September 30, 2026, the minimum threshold for the first year of the earnout was determined not to have been met, with the subsequent earnout period being a full year away. As such, the Company concluded there is no impact to the diluted EPS calculation for the period ended September 30, 2026. The Company will continue to evaluate achievement of the contingency in each reporting period.

APA Deferred Consideration Installments
The APA Deferred Consideration is payable in three installments (each, an “APA Deferred Consideration Installment”): (i) within five business days after the first anniversary of the APA Closing Date, an amount equal to 50% of the APA Deferred Consideration, which was $20.0 million; (ii) on December 31, 2026, an amount equal to (A) 50% of the APA Deferred Consideration multiplied by (B) the proportion of the two-year period from the APA Closing Date to the second anniversary of the APA Closing Date that has elapsed as of December 31, 2026; and (iii) within five business days after the second anniversary of the APA Closing Date, an amount equal to the remaining balance of the APA Deferred Consideration. As more fully described in the APA Purchase Agreement, the APA Deferred Consideration Installments are subject to reduction if certain equity holders of APA Seller cease to be employees of the Company under certain circumstances. Each remaining APA Deferred Consideration Installment will, at the Company’s election, be paid (x) in cash; (y) through the issuance of the Common Stock, valued at the closing price on the trading day immediately preceding the anniversary applicable to the APA Deferred Consideration Installment (if any such shares are issued, the “APA Deferred Consideration Shares”); or (z) by any combination of the foregoing. Because the remaining APA Deferred Consideration Installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

APA Purchase Price Allocation
The APA Acquisition was accounted for as a business combination applying ASC 805. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the expected synergies of the combined entities that are expected to be realized from the APA Acquisition and the value of the assembled workforce. Substantially all of the goodwill is tax deductible.

The following table summarizes the fair values of the assets acquired and liabilities assumed, including measurement period adjustments as of September 30, 2026 (in thousands):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$1,219	$—	$1,219
Accounts receivable	29,124	—	29,124
Inventories	25,136	—	25,136
Prepaid expenses and other	466	—	466
Property, plant and equipment	14,256	—	14,256
Other intangible assets	88,000	—	88,000
Other assets	27,244	1,837	29,081
Total assets acquired	$185,445	$1,837	$187,282

Accounts payable	12,540	—	12,540
Deferred revenue	22,329	—	22,329
Other liabilities	4,138	7,347	11,485
Other long-term liabilities	26,493	—	26,493
Total liabilities assumed	$65,500	$7,347	$72,847

Fair value of net assets acquired	119,945	(5,510)	114,435
Allocation to goodwill	65,446	5,510	70,956
Purchase consideration	$185,391	$—	$185,391

During the three months ended September 30, 2026, the Company quantified pre-acquisition sales and use tax exposures and related interest of $7.3 million, partially offset by $1.8 million of associated deferred tax assets. As a result, the Company recorded measurement period adjustments that increased goodwill by $5.5 million. The adjustments resulted from information obtained about facts and circumstances that existed as of the APA Acquisition Date. The Company recognized these adjustments during the measurement period.

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

APA Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and APA as if the APA Acquisition had occurred on January 1, 2024, after giving effect to certain unaudited pro forma adjustments. The unaudited pro forma adjustments reflected herein include only those adjustments that are directly attributable to the APA Acquisition and factually supportable. The unaudited pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the APA Acquisition and is not necessarily indicative of the operating results that would have actually occurred had the APA Acquisition been consummated on January 1, 2024. These results are prepared in accordance with U.S. GAAP (in thousands).

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$30,793	$97,814
Net loss	(4,486)	(6,197)

Pro forma adjustments (1)	$(6,620)	$(19,860)
(1) Pro forma adjustments represent re-casting of incremental expenses, net of estimated taxes, resulting from the APA Acquisition, including APA Deferred Consideration expense, intangible asset amortization, and the impacts of lease re-measurements and increases to the fair value of inventories and property, plant and equipment.

4.    Condensed Consolidated Balance Sheets Details

Prepaid expenses and other
The following table shows the components of Prepaid expenses and other (in thousands):

	September 30, 2026	December 31, 2025
Current portion of IRA vendor rebates	$26,221	$152,036
Prepaid taxes	32,971	27,319
Other	32,577	21,753
Total prepaid expenses and other	$91,769	$201,108

Other assets
The following table shows the components of Other assets (in thousands):

	September 30, 2026	December 31, 2025
IRA vendor rebates, net of current portion	$136,499	$10,922
Other	19,672	18,796
Total other assets	$156,171	$29,718

Contingent consideration
The following table shows the components of contingent consideration (in thousands):

	September 30, 2026	December 31, 2025
Current portion of contingent consideration
TRA	$1,666	$2,757
APA Earnout Consideration	3,634	11,794
AWM Earnout Consideration	$7,866	—
Total current portion of contingent consideration	$13,166	$14,551

Contingent consideration, net of current portion
TRA	$4,848	$5,495
APA Earnout Consideration	3,423	7,244
AWM Earnout Consideration	$10,134	—
Total contingent consideration, net of current portion	$18,405	$12,739

Refer to Note 12 – Commitments and Contingencies for discussion and analysis of the TRA (as defined below), the APA Earnout Consideration and the AWM Earnout Consideration.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payables	$32,171	$14,185
Accrued payroll expenses	40,576	17,135
Accrued interest	5,302	5,564
Accrued freight expenses	3,709	101
Other accrued expenses	19,775	17,304
Accrued expenses	$101,533	$54,289

During the fourth quarter of 2025, the Company approved a plan to resize certain aspects of its international operations to better align its cost structure with future business needs. The Company’s severance liabilities totaled $0.4 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Accrued expenses in the Company’s condensed consolidated balance sheets. The Company utilized $0.4 million and $0.8 million, thereby reducing the accrual during the three and nine months ended September 30, 2026, respectively. The Company expects the reorganization to be substantially complete in 2026.

Leases
The following table summarizes the Company’s right-of-use (“ROU”) assets and lease liabilities (in thousands):

	September 30, 2026	December 31, 2025
Lease assets
Finance lease ROU assets	$48,463	$48,791
Operating lease ROU assets, including $24,374 and $26,419, respectively, from leases with related parties	45,831	48,297
Lease assets	$94,294	$97,088

Current portion of lease liabilities
Finance lease liabilities, current portion	$1,076	$188
Operating lease liabilities, current portion, including $660 and $592, respectively, from leases with related parties	7,394	7,474
Current portion of lease liabilities	$8,470	$7,662

Lease liabilities, net of current portion
Finance lease liabilities, long-term portion	$43,324	$42,264
Operating lease liabilities, long-term portion, including $24,730 and $26,050, respectively, from leases with related parties	45,793	47,288
Lease liabilities, net of current portion	$89,117	$89,552

5.    Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2026	December 31, 2025
Land	N/A	$295	$1,674
Buildings and land improvements	15-39	26,311	12,482
Manufacturing equipment	7	53,846	43,650
Furniture, fixtures and equipment	5-7	6,167	6,088
Vehicles	5	1,523	1,287
Hardware	3-5	6,297	5,186
Construction in progress	N/A	11,404	18,178
Total		105,843	88,545
Less: accumulated depreciation		(38,401)	(30,320)
Property, plant and equipment, net		$67,442	$58,225

Depreciation expense was $3.3 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively, of which $2.5 million and $0.8 million, respectively, was included in Cost of product and service revenue and $0.8 million and $0.8 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

Depreciation expense was $8.4 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively, of which $6.2 million and $2.0 million, respectively, was included in Cost of product and service revenue and $2.2 million and $1.8 million, respectively, was included in Depreciation and amortization on the accompanying condensed consolidated statements of operations.

6.    Goodwill and Other Intangible Assets, Net

Goodwill
Changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2026, consisted of the following (in thousands):

	Array Legacy Operations(1)	STI Operations(2)	Total
Balance, December 31, 2025	$135,173	$—	$135,173
Goodwill acquired–AWM	91,082	—	91,082
Measurement period adjustment–APA	5,510	—	5,510
Balance, September 30, 2026	$231,765	$—	$231,765
(1) Goodwill attributable to Array Legacy Operations is net of cumulative impairments of $51.9 million.
(2) Goodwill attributable to STI Operations is net of cumulative impairments of $338.6 million

As discussed in Note 3 – Acquisitions, on the AWM Closing Date, the Company acquired AWM. A preliminary goodwill balance of $91.1 million was recognized for the excess of the consideration transferred over the net assets acquired. Goodwill resulting from this transaction has not yet been allocated at the reporting unit level. Goodwill will be allocated to the appropriate reporting unit during the measurement period once the Company has completed its analysis of the impact of the acquisition on its reporting units.

During the nine months ended September 30, 2026, the Company recorded a $5.5 million increase to goodwill as a measurement-period adjustment associated with the APA Acquisition. The adjustment primarily reflects refinements to the preliminary purchase price allocation related to a pre-acquisition sales and use tax exposure identified during the measurement period.

The Company tests goodwill for impairment annually or more frequently if facts or circumstances indicate that it is more likely than not that the fair value of its reporting units is less than its carrying value, which would require the Company to perform an interim goodwill impairment test. The Company did not identify any indicators of impairment as of September 30, 2026.

Long Lived Assets
The Company assesses long-lived assets classified as “held and used,” including property, plant and equipment, lease assets and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

As of September 30, 2026, no events or circumstances were noted that would indicate that the carrying amount of any of Array Legacy Operations or STI Operations assets may not be recoverable.

Other Intangible Assets, Net
Other intangible assets, net consisted of the following (in thousands, except useful lives):

	Estimated Useful Lives (Years)	September 30, 2026	December 31, 2025
Amortizable:
Developed technology	5-14	$243,800	$225,800
Computer software and other	3-5	33,799	29,285
Customer relationships	5-10	264,135	230,660
Backlog	1	29,971	22,635
Trade name	10-20	35,544	27,139
Total amortizable intangibles		607,249	535,519
Accumulated amortization:
Developed technology		154,187	139,669
Computer software and other		18,299	16,046
Customer relationships		142,683	127,301
Backlog		22,638	20,447
Trade name		5,104	3,777
Total accumulated amortization		342,911	307,240
Total amortizable intangibles, net		264,338	228,279

Non-amortizable:
Trade name		10,300	10,300

Total other intangible assets, net		$274,638	$238,579

Amortization expense related to intangible assets was $12.1 million and $10.6 million for the three months ended September 30, 2026 and 2025, respectively, of which $6.2 million and $4.4 million, respectively, was included in Amortization of developed technology and backlog, a component of cost of revenue, and $5.9 million and $6.2 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Amortization expense related to intangible assets was $38.1 million and $27.9 million for the nine months ended September 30, 2026 and 2025, respectively, of which $17.4 million and $11.7 million, respectively, was included in Amortization of developed technology and backlog, a component of cost of revenue, and $20.7 million and $16.2 million, respectively, was included in Depreciation and amortization, on the accompanying condensed consolidated statements of operations.

Estimated future amortization expense of intangible assets as of September 30, 2026, is as follows (in thousands):

Amount
Remainder of 2026	$15,014
2027	57,112
2028	51,631
2029	51,631
2030	41,064
Thereafter	47,886
$264,338

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

The Company recorded income tax expense of $1.7 million and $11.2 million for the three and nine months ended September 30, 2026, respectively. The income tax expense for the three and nine months ended September 30, 2026 was substantially impacted by tax credits recorded during the periods. Additionally, discrete tax items for the three and nine months ended September 30, 2026 resulted in a net tax benefit of $0.1 million and net tax expense of $1.7 million, respectively, related to equity-based compensation, tax reserve releases, deferred tax true-ups, and a change in state deferred tax assets.

The Company recorded income tax expense of $9.9 million and $30.1 million for the three and nine months ended September 30, 2025, respectively. The income tax expense for the three and nine months ended September 30, 2025 was favorably impacted by tax credits recorded during the periods. Additionally, discrete tax items for the three and nine months ended September 30, 2025 resulted in zero and $1.2 million, respectively, related to equity-based compensation.

As of September 30, 2026 and December 31, 2025, the balance of reserves for uncertain tax positions was $0.8 million for both periods.

8.    Debt

The following table summarizes the Company’s total debt (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility	$—	$—

2028 Convertible notes	325,000	325,000
2031 Convertible notes	345,000	345,000
Other debt	3,244	12,802
Total principal	673,244	682,802
Unamortized discount and issuance costs, total	(11,450)	(13,823)
Current portion of debt	(3,244)	(10,315)
Total long-term debt, net of current portion	$658,550	$658,664

Senior Secured Credit Facility
On October 14, 2020, Array Tech, Inc., the Company’s operating subsidiary (the “Borrower”), entered into a credit agreement (as amended, the “Credit Agreement”) governing the Company’s senior secured credit facility, consisting of (i) a $575.0 million senior secured seven-year term loan facility (the “Term Loan Facility”) and (ii) a $200.0 million senior secured five-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). The Credit Agreement was amended on February 23, 2021, February 26, 2021, March 2, 2023, and May 1, 2025 (the “Fourth Amendment”).

On February 18, 2026, the Borrower entered into an amendment to the Credit Agreement (the “Fifth Amendment”), by and among the Borrower, the Company’s wholly-owned subsidiary ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Fifth Amendment). The Fifth Amendment: (i) increases the revolving credit facility commitments under the Fourth Amendment from $166.0 million to $370.0 million; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18, 2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.

Term Loan Facility
During the second quarter of 2025, the Company repaid in full the remaining balance of the Term Loan Facility using proceeds from the issuance of the 2031 Convertible Notes (as defined below). As a result, the Term Loan Facility was fully extinguished and no longer outstanding as of September 30, 2026 and December 31, 2025. The $5.9 million in unamortized debt discount and issuance costs was written off in connection with the extinguishment and recorded in Gain on extinguishment of debts, net during the nine months ended September 30, 2025.

Revolving Credit Facility
The Company had no outstanding balance under the Revolving Credit Facility at both September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had $47.4 million and $28.1 million, respectively, in standby letters of credit, and $322.6 million and $137.9 million, respectively, available to withdraw against total commitments under the Revolving Credit Facility of $370.0 million and $166.0 million, respectively. The Revolving Credit Facility incurs interest at the Company’s election, at either (x) for SOFR Loans at Adjusted Term SOFR (each as defined in the Credit Agreement) plus 3.25% or (y) for Base Rate Loans at the higher of the Prime Rate (each as defined in the Credit Agreement), one half of 1.00% above the Federal Funds Rate (as defined in the Credit Agreement) or the Adjusted Term SOFR for one-month interest period, after giving effect to any floor plus 1.00%, plus 2.25%.

Convertible Notes
On December 3, 2021 and December 9, 2021, the Company completed a private placement of $425.0 million aggregate principal amount ($375.0 million and $50.0 million, respectively) of its 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), resulting in net proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75% but before deducting initial purchasers’ discounts and offering expenses. The 2028 Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee. The 2028 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Convertible Notes being converted and pay or deliver, at its election, cash, shares of Common Stock or a combination thereof for any conversion value in excess of such principal amount. Interest is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022.

On June 27, 2025, the Company issued aggregate principal amount of $345.0 million of its 2.875% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and, together with the 2028 Convertible Notes, the “Convertible Notes”) in a private placement. The Company incurred $10.4 million of initial purchasers’ discounts and offering expenses, resulting in net proceeds of $334.6 million. The 2031 Convertible Notes were issued pursuant to an indenture, dated June 27, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on July 1, 2031, unless earlier converted, redeemed, or repurchased. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2031 Convertible Notes being converted and pay or deliver, at its election, cash, shares of Common Stock or a combination thereof for any conversion value in excess of such principal amount. Interest is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

The Company used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The repurchased 2028 Convertible Notes had a net carrying value of $98.5 million, inclusive of unamortized debt discount, resulting in a gain on extinguishment of debt of approximately $20.1 million. This gain is recorded in Gain on extinguishment of debts, net in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025.

The net carrying amount of the Convertible Notes was as follows (in thousands):

	September 30, 2026		December 31, 2025
	2028 Convertible Notes	2031 Convertible Notes	2028 Convertible Notes	2031 Convertible Notes
Principal	$325,000	$345,000	$325,000	$345,000
Unamortized issuance costs	(3,178)	(8,272)	(4,267)	(9,556)
Net carrying amount	$321,822	$336,728	$320,733	$335,444

The 2031 Convertible Notes were convertible during the nine months ended September 30, 2026 because the Company’s stock price exceeded 130% of the conversion price during the applicable measurement period in the prior quarter. As of September 30, 2026, none of the 2031 Convertible Notes had been converted. The 2028 Convertible Notes were not convertible during the three and nine months ended September 30, 2026. As of September 30, 2026, none of the 2028 Convertible Notes had been converted.

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

At issuance of each of the Capped Calls, the Company concluded that the Capped Calls met the criteria for equity classification because they are indexed to the Common Stock and the Company has discretion to settle the Capped Calls in shares or cash. As a result, the amount paid for the Capped Calls was recorded as a reduction to Additional paid-in capital on the Company’s condensed consolidated balance sheets.

If the Convertible Notes are converted, the number of shares to be issued by the Company would be effectively partially offset by the shares of Common Stock received by the Company under the Capped Calls, thereby mitigating dilution. The Capped Calls are subject to termination or adjustment upon the occurrence of certain events, including mergers, tender offers, nationalization, insolvency, delisting of the Common Stock, events of default, changes in law, failure to deliver, stock splits, combinations, dividends, repurchases, or early conversion of the Convertible Notes.

Other Debt
Other debt consists of the debt obligations of STI Operations (“Other Debt”). Interest rates on Other debt are based on EURIBOR plus a spread and range from 3.07% to 3.08% annually. As of September 30, 2026, the entire $3.2 million aggregate carrying value of these debt obligations was denominated in euros. These debt obligations mature prior to the end of 2027.

9.    Redeemable Perpetual Preferred Stock

Series A Redeemable Perpetual Preferred Stock
The Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”), dated August 10, 2021, pursuant to which the Company issued 400,000 shares of its Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of the Common Stock for an aggregate purchase price of approximately $395.4 million (the “Closing”). The Series A Shares have no maturity date.

The Company has classified the Series A Shares as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $8.2 million and $7.6 million for the three months ended September 30, 2026 and 2025, respectively, and $24.1 million and $22.2 million for the nine months ended September 30, 2026 and 2025, respectively.

At issuance, the Company evaluated the accounting for the instruments issued pursuant to the Series A Purchase Agreement and determined the Series A Shares and Common Stock issued in the Closing are freestanding instruments that are classified in equity.

Dividends
On or prior to August 10, 2026, the fifth anniversary of the Closing, the Company had the option to pay dividends on the Series A Shares either in: (i) cash at the then-applicable Cash Regular Dividend Rate (as defined below); (ii) through accrual to the Liquidation Preference (as defined below) at 6.25% per annum (the “Accrued Regular Dividend Rate”); or (iii) a combination thereof. Beginning on August 11, 2026, dividends on the Series A Shares that accrued from that date became payable solely in cash. To the extent the Company does not declare such dividends and pay in cash following August 10, 2026, the dividends accrue to the Liquidation Preference (“Default Accrued Dividends”) at the then-applicable Cash Regular Dividend Rate plus 200 basis points. In the event there are Default Accrued Dividends outstanding for six consecutive quarters, the Company, at the option of the holders of the Series A Shares, will pay 100% of the amount of Default Accrued Dividends by delivering to such holder a number of shares of Common Stock equal to the quotient of: (A) the amount of Default Accrued Dividends divided by (B) 95% of the 30-day VWAP of the Common Stock.

The “Cash Regular Dividend Rate” of the Series A Shares means: (i) initially, 5.75% per annum on the Liquidation Preference; and (ii) increased by (A) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Closing and (B) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Closing. The “Accrued Regular Dividend Rate” on the Series A Shares means 6.25% per annum on the Liquidation Preference. The Cash Regular Dividend Rate was 6.25% during the period from August 11, 2026 through September 30, 2026.

“Liquidation Preference” means, with respect to the Series A Shares, the initial liquidation preference of $1,000 per share, plus accrued non-cash dividends of such share at the time of the determination.

During the three months ended September 30, 2026, the Company recognized dividends on the Series A Shares totaling $8.0 million, consisting of $3.7 million of accrued dividends through August 10, 2026, which were added to the Liquidation Preference, and $4.3 million of accrued dividends for the period from August 11, 2026 through September 30, 2026, which were paid in cash on August 20, 2026. During the three months ended September 30, 2025, the Company accrued dividends on the Series A Shares at the Accrued Regular Dividend Rate of 6.25%, totaling $7.6 million.

During the nine months ended September 30, 2026 and 2025, the Company recognized dividends of $23.4 million and $22.2 million, respectively. Of the nine months ended September 30, 2026, $19.1 million was accrued to the Liquidation Preference and $4.3 million represented cash dividends for the period from August 11, 2026 through September 30, 2026. As of September 30, 2026 and December 31, 2025, total accrued and unpaid dividends included in the Liquidation Preference were $110.0 million and $90.8 million.

As of September 30, 2026 and December 31, 2025, the Liquidation Preference was $510.0 million and $493.1 million, respectively. As of September 30, 2026, no unamortized discount remained. As of December 31, 2025, the Liquidation Preference was presented net of unamortized discounts of $24.1 million, resulting in a carrying value of $466.7 million.

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

On November 4, 2026, in connection with the execution of the Merger Agreement (as defined below), the Company entered into a Preferred Stock Agreement (as defined below) relating to changes to the Series A Shares. Refer to Note 18 – Subsequent Events for details on the Preferred Stock Agreement.

10.    Revenue

The Company disaggregates its revenue from contracts with customers by sales recorded over time and sales recorded at a point in time. The following table presents the Company’s disaggregated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Over-time revenue	$251,722	$317,821	$683,524	$901,988
Point in time revenue	78,490	75,670	212,165	156,109
Total revenue	$330,212	$393,491	$895,689	$1,058,097

Customer Concentration
The Company’s customer base consists primarily of solar developers, independent power producers, utilities and engineering, procurement, and construction firms. Refer to Note 16 – Segment Reporting for additional details on the Company’s two separate operating segments, Array Legacy Operations and STI Operations, which are also reportable segments. Array Legacy Operations consists primarily of amounts earned from the design and delivery of solar arrays in the U.S., and STI Operations consists primarily of amounts earned from the design and delivery of solar arrays outside of the U.S.

For the three months ended September 30, 2026, the Company’s two largest customers within Array Legacy Operations accounted for approximately 14.2% and 11.8%, respectively, of total revenue.

For the nine months ended September 30, 2026, the Company’s two largest customers within Array Legacy Operations accounted for approximately 18.5% and 17.5%, respectively, of total revenue.

For the three months ended September 30, 2025, the Company’s three largest customers within Array Legacy Operations accounted for approximately 16.9%, 15.0%, and 12.1%, respectively, of total revenue.

For the nine months ended September 30, 2025, the Company’s largest customer within Array Legacy Operations accounted for approximately 12.1% of total revenue.

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

Contract assets consisting of unbilled receivables are recorded within Accounts receivable, net on the condensed consolidated balance sheets on a contract-by-contract basis at the end of the reporting period. As of September 30, 2026 and December 31, 2025, unbilled receivables totaled $95.8 million and $92.8 million, respectively.

The Company also receives advances or deposits from its customers prior to the recognition of revenue, resulting in contract liabilities (deferred revenue). Contract liabilities, which include customer advances and deposits and are recorded on a contract‑by‑contract basis, totaled $108.5 million and $128.4 million as of September 30, 2026 and December 31, 2025, respectively, for the current portion, and are presented within Current portion of deferred revenue on the condensed consolidated balance sheets. The long‑term portion of deferred revenue was $36.0 million and $16.8 million as of September 30, 2026 and December 31, 2025, respectively, and is presented within Deferred revenue, net of current portion.

During the nine months ended September 30, 2026, the Company converted $92.3 million in deferred revenue to revenue, which represented 64% of the prior year’s deferred revenue balance. Included in Current portion of deferred revenue, as of December 31, 2025, are cash advances for signed contracts that begin several months subsequent to receiving the advance. In addition, Current portion of deferred revenue includes paid extended warranty, which can be recognized upon expiration of the warranty.

Remaining Performance Obligations
As of September 30, 2026, the Company had $522.2 million of remaining performance obligations. The Company expects to recognize revenue on 93% of these performance obligations in the next 12 months.

11.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$8,197	$33,503	$34,540	$93,511
Less: preferred dividends and accretion	16,113	15,144	47,558	44,375
Net (loss) income to common stockholders	$(7,916)	$18,359	$(13,018)	$49,136
Basic:
Weighted average shares	154,014	152,727	153,616	152,465
(Loss) income per share	$(0.05)	$0.12	$(0.08)	$0.32
Diluted:
Effect of restricted stock and performance awards	—	1,363	—	885
Weighted average shares	154,014	154,090	153,616	153,350
(Loss) income per share	$(0.05)	$0.12	$(0.08)	$0.32

Potentially dilutive common shares issuable pursuant to equity-based awards of 720,294 and 1,241,815 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025, respectively, because their effect would have been anti-dilutive.

Since the Company had a net loss to common stockholders for the three and nine months ended September 30, 2026, basic net loss per share to common stockholders is the same as diluted net loss per share to common stockholders, as the inclusion of all potential shares of Common Stock outstanding would have been anti-dilutive. As such, 6,340,510 shares of Common Stock equivalents were excluded from the calculation of diluted net loss per share during the three and nine months ended September 30, 2026, as they had an anti-dilutive effect.

In addition, there were no potentially dilutive common shares issuable pursuant to the Convertible Notes for both the three and nine months ended September 30, 2026 and 2025, as the average market price of the Common Stock did not exceed the applicable conversion price during those periods.

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

Sterling and Wilson Solar Solutions, Inc. (“SWSS”) vs. Array Technologies, Inc.
On September 16, 2025, SWSS served an arbitration demand on the Company asserting contractual and negligence claims purportedly arising out of the Company’s provision of goods for use in a solar project in Bickleton, Washington. The Company filed its Answer on October 30, 2025, and asserted defenses, including that (i) SWSS’s claims are barred by applicable contractual limitations provisions and statutes of limitations, and (ii) are otherwise unsupported. In February 2026, SWSS filed a statement of claims and damages, specifying that it is seeking contractual damages from the Company, and further adding a claim seeking indemnification by the Company for any damages incurred by SWSS relating to counterclaims brought against SWSS in another litigation concerning the same solar project. The Company is not a party to that litigation. The amount of potential damages to SWSS, if any, is unknown because the Company understands the underlying litigation to be in its early and preliminary stages. On March 5, 2026, the Company sought leave to file a dispositive motion concerning all of SWSS’s claims. On March 24, 2026, that request was denied, but the arbitration panel noted that it would consider additional requests at a later date. On April 29, 2026, the parties jointly requested that the panel stay the arbitration pending the resolution of the underlying New York litigation. On May 12, 2026, the arbitration panel entered an order staying the matter until resolution of the underlying New York case. The Company is vigorously defending the arbitration.

The Company has not recorded any material loss contingency in the condensed consolidated balance sheets as of September 30, 2026.

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

Contingent Consideration
Tax Receivable Agreement
On July 8, 2016, the Company’s operating subsidiary, Array Tech, Inc. (f/k/a Array Technologies, Inc.), entered into a tax receivable agreement (the “TRA”) with the former majority stockholder of Array Tech, Inc. The TRA is valued based on the future expected payments under the agreement. The TRA provides for the payment by Array Tech, Inc., to the former owners for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Array Tech, Inc., from the use of certain deductions generated by the increase in the tax value of the developed technology. The TRA is accounted for as contingent consideration and subsequent changes in the fair value of the contingent liability are recognized in Change in fair value of contingent consideration on the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the fair value of the TRA was $6.5 million and $8.3 million, respectively.

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

The following table summarizes the activity related to the estimated TRA liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$6,187	$7,857	$8,252	$9,061
Payments	—	—	(2,574)	(1,204)
Fair value adjustment	327	611	836	611
Ending balance	$6,514	$8,468	$6,514	$8,468

The TRA liability requires significant judgment and is classified as Level 3 in the fair value hierarchy. Refer to Note 4 – Condensed Consolidated Balance Sheets Details for additional information regarding the current and noncurrent classification of the TRA liability.

AWM Earnout Consideration
As discussed in Note 3 – Acquisitions, the AWM Purchase Agreement includes the AWM Earnout Consideration, pursuant to which the AWM Seller may receive aggregate earnout payments of up to $40.0 million based on the achievement of specified EBITDA targets and thresholds with maximum payment amounts of $8.0 million, $16.0 million and $16.0 million for the earnout periods ending December 31, 2026, December 31, 2027 and December 31, 2028, respectively.

Upon the AWM Closing Date, the AWM Earnout Consideration was accounted for as contingent consideration, and the fair value is estimated each reporting period. As of September 30, 2026, the AWM Earnout Consideration was estimated to have a fair value of approximately $18.0 million, using a Monte-Carlo simulation method. Changes in the fair value of the contingent liability are recognized in Change in fair value of contingent consideration in the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the AWM Earnout Consideration is by nature imprecise. The significant assumptions used to estimate the fair value of the AWM Earnout Consideration include projected EBITDA performance, probability-weighted payment outcomes, and discount rates.

The following table summarizes the activity related to the estimated AWM Earnout Consideration liability (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Beginning balance	$—	$—
Additions	17,293	17,293
Payments	—	—
Fair value adjustment	707	707
Ending balance	$18,000	$18,000

The AWM Earnout Consideration liability requires significant judgment and is classified as Level 3 in the fair value hierarchy. Refer to Note 4 – Condensed Consolidated Balance Sheets Details for additional information regarding the current and noncurrent classification of the AWM Earnout Consideration liability.

APA Earnout Consideration
As discussed in Note 3 – Acquisitions, the APA Purchase Agreement includes the APA Earnout Consideration. The maximum number of shares payable as APA Earnout Consideration is 4,686,530, which was determined by dividing $40 million by the VWAP of the Common Stock for the 10 trading days immediately following the APA Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the APA Earnout Consideration earned (measured on each date such shares are issued) exceeds $90 million. The APA Purchase Agreement provides that, to the extent the issuance of any APA Earnout Consideration or APA Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The APA Seller continues to assume the managerial responsibilities of APA.

Upon the APA Closing Date, the APA Earnout Consideration was accounted for as contingent consideration, and the fair value is estimated each reporting period. As of September 30, 2026 and December 31, 2025, the APA Earnout Consideration was estimated to have a fair value of approximately $7.1 million and $19.0 million, respectively, using a Monte-Carlo simulation method. Changes in the fair value of the contingent liability are recognized in Change in fair value of contingent consideration in the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the APA Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected APA Earnout Consideration payments to APA Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in the Company’s stock price.

As of September 30, 2026, the minimum threshold for the first year of the earnout was determined not to have been met, with the subsequent earnout period being a full year away. As such, the Company concluded there is no impact to the diluted EPS calculation for the period ended September 30, 2026. The Company will continue to evaluate achievement of the contingency in each reporting period.

The following table summarizes the activity related to the estimated APA Earnout Consideration liability (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Beginning balance	$18,384	$19,038
Additions	—	—
Payments	—	—
Fair value adjustment	(11,327)	(11,981)
Ending balance	$7,057	$7,057

The APA Earnout Consideration liability requires significant judgment and is classified as Level 3 in the fair value hierarchy. Refer to Note 4 – Condensed Consolidated Balance Sheets Details for additional information regarding the current and noncurrent classification of the APA Earnout Consideration liability.

Surety Bonds
The Company is required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee the Company’s performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact the Company’s liquidity or capital resources. As of September 30, 2026, the Company had surety bonds outstanding in the total amount of $254.8 million.

13.    Fair Value of Financial Instruments

The carrying values and estimated fair values of the Company’s debt financial instruments were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Convertible Notes	$321,822	$290,469	$320,733	$299,796
2031 Convertible Notes	336,728	296,472	335,444	501,006

The fair value of the Convertible Notes is estimated using Level 2 inputs, as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

Other Debt with an aggregate carrying value of $3.2 million, consists of variable and fixed rate obligations. The carrying value of these variable rate obligations approximates fair value due to the variable nature of the interest rates.

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

Restricted Stock Units
Pursuant to the A&R 2020 Plan, the Company grants time-based restricted stock units (“RSUs”) to employees and members of the Company’s board of directors. The fair value of the RSUs is determined using the market value of the Common Stock on the grant date and is recognized on a straight-line basis over the vesting term of the awards.

RSU activity under the A&R 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2025	4,322,377	$7.58
Shares granted	2,198,251	6.62
Shares vested	(1,682,281)	8.16
Shares forfeited/canceled	(436,891)	7.62
Outstanding non-vested, September 30, 2026	4,401,456	$6.88

Performance Stock Units
Pursuant to the A&R 2020 Plan, the Company grants performance-based restricted stock units (“PSUs”) to certain employees. The PSUs generally cliff vest after three years and upon meeting certain revenue and adjusted EPS targets. The PSUs also contain a modifier based on the total stock return compared to a certain index which modifies the number of PSUs that vest. PSUs are valued using a Monte-Carlo simulation method on the date of grant based on the U.S. Treasury Constant Maturity rates, and the assigned fair value on grant date is recognized on a straight-line basis over the vesting term of the awards. The probability of the awards meeting the performance related vested conditions is not included in the grant date fair value, but rather is estimated quarterly and the expense recognition is trued-up accordingly upon any probability to vest revision.

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

The following weighted-average assumptions were used in the Monte Carlo simulation for computing the fair value of the PSUs issued during the nine months ended September 30, 2026 and 2025:

	2026	2025
Volatility	83%	79%
Risk-free interest rate	4.68%	3.57%
Dividend yield	—%	—%

PSU activity under the A&R 2020 Plan was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested, December 31, 2025	1,510,848	$11.22
Shares granted (1)	516,590	4.35
Shares vested	—	—
Shares forfeited/canceled	(88,384)	8.40
Outstanding non-vested, September 30, 2026	1,939,054	$5.66
(1) Number of PSUs granted is based on the attainment level of performance metric(s), by key executive officers and employees of the Company, estimated to be probable at the grant date. The actual number of shares to be issued will depend on the relative attainment of the performance metrics.

For the three months ended September 30, 2026 and 2025, the Company recognized $2.5 million and $4.6 million, respectively, in equity-based compensation costs. For the nine months ended September 30, 2026 and 2025, the Company recognized $11.0 million and $11.3 million, respectively, in equity-based compensation costs, which is included in General and administrative expense in the condensed consolidated statements of operations. These amounts include equity-based compensation related to RSUs, PSUs, and the Array Technologies, Inc. 2021 Employee Stock Purchase Plan.

At September 30, 2026, the Company had $25.2 million of unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over 1.9 years.

15.    Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for interest	$5,570	$2,168	$13,527	$18,359
Cash paid for income taxes	6,726	5,364	10,095	22,952

Non-cash investing and financing activities
Property, plant and equipment acquisitions funded by liabilities	2,735	4,545	2,735	4,545
Preferred Series A dividends and accretion	11,805	15,144	43,250	44,375
Finance lease acquired in exchange for lease liabilities	735	—	1,306	—
Contingent consideration	17,293	20,007	17,293	20,007

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

The following tables summarize the financial results by segment during the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$296,238	$33,974	$330,212
Less:
Product cost(1)	198,116	32,638	230,754
Amortization of developed technology and backlog	6,144	—	6,144
Depreciation	2,501	18	2,519
Other costs(2)	19,333	2,243	21,576
Gross profit	70,144	(925)	69,219

Total operating expenses	—	—	(55,279)
Total other expense, net	—	—	(4,092)
Income before income taxes			$9,848

Segment assets	1,371,284	213,667	1,584,951
Capital expenditures	5,368	332	5,700
Depreciation and amortization	12,527	2,925	15,452
Interest income	1,943	209	2,152
Interest expense	5,650	160	5,810

	Three Months Ended September 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$353,374	$40,117	$393,491
Less:
Product cost(1)	233,575	35,572	269,147
Amortization of developed technology and backlog	4,434	—	4,434
Depreciation	845	(67)	778
Other costs(2)	12,393	1,068	13,461
Gross profit	102,127	3,544	105,671

Total operating expenses	—	—	(60,220)
Total other expense, net	—	—	(2,007)
Income before income taxes			$43,444

Segment assets	1,211,117	400,044	1,611,161
Capital expenditures	5,211	302	5,513
Depreciation and amortization	9,209	2,960	12,169
Interest income	2,866	111	2,977
Interest expense	4,362	684	5,046

	Nine Months Ended September 30, 2026
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$833,927	$61,762	$895,689
Less:
Product cost(1)	522,440	61,050	583,490
Amortization of developed technology and backlog	17,373	—	17,373
Depreciation	6,201	19	6,220
Other costs(2)	54,027	2,752	56,779
Gross profit	233,886	(2,059)	231,827

Total operating expenses	—	—	(176,013)
Total other expense, net	—	—	(10,118)
Income before income taxes			$45,696

Segment assets	1,371,284	213,667	1,584,951
Capital expenditures	20,019	825	20,844
Depreciation and amortization	37,704	8,828	46,532
Interest income	6,103	838	6,941
Interest expense	16,523	636	17,159

	Nine Months Ended September 30, 2025
	Array Legacy Operations	STI Operations	Consolidated

Segment revenue	$858,474	$199,623	$1,058,097
Less:
Product cost(1)	560,535	165,545	726,080
Amortization of developed technology and backlog	11,713	—	11,713
Depreciation	1,973	—	1,973
Other costs(2)	32,440	6,668	39,108
Gross profit	251,813	27,410	279,223

Total operating expenses	—	—	(160,112)
Total other income, net	—	—	4,492
Income before income taxes			$123,603

Segment assets	1,211,117	400,044	1,611,161
Capital expenditures	13,922	574	14,496
Depreciation and amortization	23,134	8,502	31,636
Interest income	9,513	583	10,096
Interest expense	19,905	1,944	21,849

(1) Includes 45X benefits realized.
(2) Other costs is primarily comprised of outbound freight and certain overhead costs. Outbound freight for the three months ended September 30, 2026 and 2025 for Array Legacy Operations was $19.9 million and $12.0 million, respectively. Outbound freight for the nine months ended September 30, 2026 and 2025 for Array Legacy Operations was $53.4 million and $31.8 million, respectively.

17.    Related Party Transactions

In connection with the acquisition of APA, the Company has four lease agreements with related parties owned by certain members of APA's management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue and General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively.

18.     Subsequent Events

Proposed Merger with Shoals
On November 4, 2026, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Shoals Technologies Group, Inc., a Delaware corporation (“Shoals”), and Pensacola Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Shoals (the “Merger”), with Shoals surviving the Merger as a direct wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), and upon consummation of the Merger, subject to the terms and conditions set forth in the Merger Agreement, each share of Class A common stock, par value $0.00001 per share of Shoals (“Shoals Common Stock”), issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive 1.6931 shares of Common Stock and, if applicable, cash in lieu of fractional shares. Upon closing of the Merger, legacy Company stockholders will own approximately 35% of the combined company.

The closing of the Merger is subject to the satisfaction of customary closing conditions, including receipt of required government and regulatory approvals and approval by Array stockholders and Shoals stockholders. If completed, the Merger is expected to have a material impact on our business, results of operations and financial condition. The Merger Agreement has been approved by each of the Board of Directors of the Company and Shoals.

Preferred Stock Agreement
In connection with the execution of the Merger Agreement, on November 4, 2026, the Company, BCP Helios Aggregator L.P. (“Aggregator”), BEFIP III – ESC Helios Holdco L.P. (together with Aggregator, “Blackstone”) and VP Helios Investments LLC (“VP Helios”) entered into a letter agreement (the “Preferred Stock Agreement”) relating to the Series A Shares, pursuant to which, among other things, Blackstone and VP Helios agreed to deliver the requisite consent of the holders of a majority of the outstanding voting power of the Series A Shares approving, and the Company agreed to file with the Secretary of State of the State of Delaware on the closing date following the Effective Time, an amendment and restatement of the Company’s Series A Perpetual Preferred Stock Certificate of Designations, effective August 11, 2021 (the “Original Certificate”), governing the Series A Shares (as amended and restated, the “A&R Certificate”).

Upon the effectiveness thereof, the A&R Certificate would amend and restate the Original Certificate by, among other matters, providing that within 90 days of the closing of the Merger, the Company will redeem $150 million of Series A Shares at a price per share equal to 93% of the then-applicable liquidation preference, plus accrued and unpaid dividends thereon through but not including the redemption date, whether or not declared (the “Initial Mandatory Redemption”); on or prior to each of the first, second and third anniversaries of the date that is 90 days after the closing of the Merger, the Company will redeem not less than $50 million of Series A Shares at a price per share equal to 96% of the then-applicable liquidation preference, plus accrued and unpaid dividends thereon through but not including the applicable redemption date, whether or not declared, subject to certain conditions (the “Annual Mandatory Redemptions” and, together with the Initial Mandatory Redemption, the “Mandatory Redemptions”); the Company will have the option to redeem additional Series A Shares in excess of the Mandatory Redemptions at a price equal to 96% of the then-applicable liquidation preference, plus accrued and unpaid dividends thereon through but not including the applicable redemption date, whether or not declared, provided that such redemption occurs within 48 months of the closing of the Merger; the Cash Regular Dividend Rate will be increased by 300 basis points on the fifth anniversary of the Closing Date (in addition to prior-scheduled step ups); and the minimum increments in which redemptions may be effected will be reduced from $200 million to $50 million.

Sixth Amendment to Credit Agreement
On November 4, 2026, Array Tech, Inc. (f/k/a Array Technologies, Inc.) (the “Borrower”) entered into an Amendment No. 6 to Credit Agreement (the “Sixth Amendment”), by and among the Borrower, ARRAY’s wholly-owned subsidiary ATI Investment Sub, Inc., as holdings (“Holdings”), Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Sixth Amendment), to the Credit Agreement. The Sixth Amendment (i) permits the payment of the Mandatory Redemptions and (ii) permits the Borrower to request a revolving credit borrowing, the proceeds of which may be used to repay the revolving loans outstanding under the existing revolving credit facility of Shoals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited financial statements and notes thereto as of and for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). Each of the terms the “Company,” “Array,” “we,” or “us” as used herein refers collectively to Array Technologies, Inc. and its wholly owned subsidiaries, unless otherwise stated. Capitalized terms used herein are used as defined in the Notes to the Condensed Consolidated Financial Statements unless otherwise indicated. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections captioned “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report, our 2025 Annual Report, and our other documents filed with the U.S. Securities and Exchange Commission (the “SEC”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations; liquidity and capital resources; business strategies, including with respect to completed or potential strategic transactions; the timing and closing of the Merger (as defined below); whether Array stockholder approval, Shoals stockholder approval and government and regulatory approvals relating to the Merger are obtained; whether the Merger occurs on the expected timeline, or at all; the impact of the Merger on our business; technology or product developments; financing and investment plans; dividend policy, including with respect to the Series A Shares, including the timing, amount and price of any redemption of Series A Shares pursuant to the Preferred Stock Agreement; competitive position; industry and regulatory environment, including potential regulatory reform related to energy credits and the reduction or elimination of certain government incentives; uncertainty relating to the implementation and impacts of tariffs and changes in trade policy; ability to provide 100% domestic content trackers; expectations regarding the macroeconomic environment and geopolitical developments; the expected benefits of, and our ability to integrate, APA and AWM; the amount, timing and form of payment of the APA Earnout Consideration, the APA Deferred Consideration, the AWM Earnout Consideration and the AWM Deferred Consideration; the expected impact of tax legislation on our cash taxes; the expected sufficiency of our liquidity; potential growth opportunities; and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” “positioned,” “designed to” or similar expressions and the negatives of those terms.

Our actual results and the timing of events could materially differ from those anticipated in such forward-looking statements as a result of certain risks, uncertainties and other factors, including without limitation: risks associated with the Merger, including (i) the completion of the Merger on the anticipated terms and timing, including obtaining stockholder and regulatory approvals, the anticipated tax treatment, redemption of the Series A Shares, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies, expansion and growth of Array’s and Shoals’ businesses and the satisfaction of other conditions to the completion of the Merger, (ii) the risk that governmental or regulatory approvals required for the Merger may not be obtained or may result in the imposition of conditions that could adversely affect the combined company or the anticipated benefits of the Merger, (iii) the risk that a condition to closing may not be satisfied, that an event, change or other circumstance could give rise to the termination of the Merger, or that the Merger may not be completed on the expected timeline or at all, (iv) failure to realize the anticipated benefits of the

Merger, including because of a delay in completing the transaction or because the businesses of Array and Shoals are not integrated successfully on the anticipated timeline, or at all, or integration is more costly or difficult than expected, (v) the risk that anticipated cost savings and other synergies may not be fully realized or may take longer to realize than expected, (vi) Array’s and Shoals’ ability to implement their respective business strategies, (vii) pricing trends, (viii) potential litigation relating to the Merger that could be instituted against Array, Shoals or their respective directors and officers, (ix) the risk that disruptions from the Merger will harm Array’s or Shoals’ businesses, including their current plans and operations, or divert management’s attention from ongoing business operations and opportunities, (x) the ability of Array or Shoals to retain and hire key personnel, (xi) potential adverse reactions or changes to business, employee, customer or supplier relationships resulting from the announcement, pendency or completion of the proposed transaction, (xii) the risk that the announcement, pendency or completion of the Merger could adversely affect the market price or long-term value of Array’s or Shoals’ common stock, (xiii) legislative, regulatory and economic developments affecting Array’s and Shoals’ businesses, (xiv) general economic and market developments and conditions, including changes in the solar industry, interest rates and access to capital, (xv) the evolving legal, regulatory and tax regimes under which Array and Shoals operate, (xvi) potential business uncertainty, including changes to existing business relationships, during the pendency of the proposed transaction that could affect Array’s or Shoals’ financial performance, (xvii) restrictions during the pendency of the Merger that may impact Array’s or Shoals’ ability to pursue certain business opportunities or strategic transactions, (xviii) the unpredictability and severity of catastrophic events, including acts of terrorism or the outbreak of war or hostilities, as well as Array’s and Shoals’ responses to any of the foregoing, and (xix) failure to receive the approval of the stockholders of Array and Shoals; changes in growth or the rate of growth in demand for solar energy projects; factors outside of our control affecting the variability and demand for solar energy, including but not limited to, the retail price of electricity, availability of in-demand components like high-voltage breakers, various policies related to the permitting and interconnection costs of solar plants, and the availability of incentives for solar energy and solar energy production systems, which makes it difficult to predict our future prospects; competitive pressures within our industry; competition from conventional and renewable energy sources; a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment; a drop in the price of electricity derived from the utility grid or from alternative energy sources; fluctuations in our results of operations across fiscal periods, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations; any increase in interest rates, or a reduction in the availability of tax equity or project debt capital in the global financial markets, which could make it difficult for customers to finance the cost of a solar energy system and reduce the demand for our products; existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, including as a result of the One Big Beautiful Bill Act (“OBBB”), which may present technical, regulatory and economic barriers to the purchase and use of solar energy systems and may significantly reduce demand for our products or harm our ability to compete; termination of the Federal Investment Tax Credit (“ITC”) for solar facilities placed in service after December 31, 2027 (other than facilities that began construction before July 4, 2026), the foreign entity of concern and material assistance limitations under the OBBB, and related guidance issued by Treasury and the IRS, including with respect to the beginning of construction; our ability to realize the anticipated benefits of the 45X advanced manufacturing production tax credit (“45X Credit”) established as part of the IRA, including the amount, timing and collectability of Vendor Rebates; the interruption of the flow of materials from international vendors, which could disrupt our supply chain, including as a result of the imposition of new and/or additional duties, tariffs and other charges or restrictions on imports and exports; changes in the global trade environment, including the continuation or imposition of import tariffs or other import restrictions, including under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, and the timing and amount of any refunds of tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”); the outcome of pending and future antidumping and countervailing duty (“AD/CVD”) and anti-circumvention proceedings, the Section 232 investigation of polysilicon and its derivatives, and the U.S. International Trade Commission (“USITC”) Section 337 investigation relating to tunnel oxide passivated contact (“TOPCon”) solar cells and modules, and their effect on the cost and availability of modules for our customers’ projects; geopolitical, macroeconomic and other market conditions unrelated to our operating performance including but not limited to a pandemic, the Russia-Ukraine war, attacks on shipping in the Red Sea and Strait of Hormuz, conflict in the Middle East (including, but not limited to, the war in Iran), changing trade policies, inflation and interest rates; fluctuations in foreign currency exchange rates, including the Brazilian Real, and the phase-out of tax incentives in Brazil; our ability to convert our orders in backlog into revenue; the reduction, elimination or expiration, or our failure to optimize the benefits of government incentives for, of regulations mandating the use of renewable energy and solar energy, particularly in relation to our competitors, which could reduce demand for solar energy systems; failure to, or incurrence of significant costs in order to, obtain, maintain, protect, defend or enforce, our intellectual property and other proprietary rights; delays in construction projects and any failure to manage our inventory; significant changes in the cost of raw materials, including steel and aluminum; disruptions to transportation and logistics, including increases in shipping costs; defects or performance problems in our products, which could result in loss of customers, reputational damage and decreased revenue; delays, disruptions or quality control problems in our product development operations; the development, deployment and commercialization of new products, including DuraTrack D2STM, OmniTrack 2.0, the 60 degree variant of DuraTrack, and our ARRAY AtlasTM suite of foundation-to-tracker solutions; our ability to retain our key personnel or failure to attract additional qualified personnel; additional business, financial, regulatory and competitive risks due to our continued planned expansion into new markets; cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information and the use of artificial intelligence by cyber threat actors; a failure to maintain an effective system of integrated internal controls over financial reporting, including following the completion of our strategic transactions, which may impair our ability to report our financial results accurately; our substantial indebtedness, including our ability to repay, refinance or settle the Convertible Notes at or prior to maturity; our ability to pay cash dividends on the Series A Shares, the increases in the dividend rate applicable to the Series A Shares, and the potential issuance of shares of our Common Stock in respect of any Default Accrued Dividends; the amount, timing and form of payment of the APA Earnout Consideration, the APA Deferred Consideration, the AWM Earnout Consideration and the AWM Deferred Consideration, including any dilution resulting from the issuance of shares of our Common Stock in satisfaction thereof; risks related to actual or threatened public health epidemics, pandemics, outbreaks or crises; changes to laws and regulations, including changes to tax laws and regulations, that are applied adversely to us or our customers; our ability to successfully integrate APA and AWM into our existing operations, realize the anticipated benefits or synergies of our strategic transactions and achieve strategic and other objectives relating to our strategic transactions; risks related to any unforeseen liabilities of APA or AWM; and other factors listed and described in more detail in the section captioned “Risk Factors” in this Quarterly Report, our 2025 Annual Report, and our other documents filed with the SEC.

Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview
We are a leading global provider of solar tracking technology and fixed-tilt systems to utility-scale and distributed generation customers who construct, develop, and operate solar photovoltaic (“PV”) sites. With solutions engineered to withstand harsh weather conditions, Array’s high-quality solar trackers, fixed-tilt systems, software platforms, foundation and other balance-of-system solutions, and field services combine to maximize energy production and deliver value to our customers for the entire lifecycle of a project.

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

In August 2026, we consummated the AWM Acquisition (as defined below), which broadens our portfolio of complementary balance-of-system solutions, strengthens our ability to serve utility-scale solar and distributed generation customers, and is expected to create new growth opportunities in battery energy storage and datacenter infrastructure.

In September 2026, we announced the opening of a new manufacturing facility, which also serves as our corporate headquarters, in Albuquerque, New Mexico. We sell our products to solar developers, independent power producers, utilities, and engineering, procurement and construction companies (“EPCs”) that build solar energy projects, often under master supply agreements or multi-year procurement contracts. During the nine months ended September 30, 2026, we derived 92% and 8% of our revenues from customers in the U.S. and the rest of the world, respectively. From the founding of Array through September 30, 2026, we have shipped approximately 105 gigawatts of trackers to customers worldwide.

Proposed Merger with Shoals
On November 4, 2026, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Shoals Technologies Group, Inc., a Delaware corporation (“Shoals”), and Pensacola Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Array (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Shoals (the “Merger”), with Shoals surviving the Merger as a direct wholly owned subsidiary of Array.

At the effective time of the Merger (the “Effective Time”), and upon consummation of the Merger, subject to the terms and conditions set forth in the Merger Agreement, each share of Class A common stock, par value $0.00001 per share of Shoals (“Shoals Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive 1.6931 shares of Array’s common stock, par value $0.001 per share of the Company (“Common Stock”) and, if applicable, cash in lieu of fractional shares. Upon closing of the Merger, legacy Array stockholders will own approximately 35% of the combined company.

The closing of the Merger is subject to the satisfaction of closing conditions, including receipt of required government and regulatory approvals and approval by Array stockholders and Shoals stockholders. If completed, the Merger is expected to have a material impact on our business, results of operations and financial condition. The Merger Agreement has been approved by each of the Board of Directors of Array and Shoals.

Preferred Stock Agreement
In connection with the execution of the Merger Agreement, on November 4, 2026, Array Technologies, Inc., BCP Helios Aggregator L.P. (“Aggregator”), BEFIP III – ESC Helios Holdco L.P. (together with Aggregator, “Blackstone”) and VP Helios Investments LLC (“VP Helios”) entered into a letter agreement (the “Preferred Stock Agreement”) relating to the Series A Shares, pursuant to which, among other things, Blackstone and VP Helios agreed to deliver the requisite consent of the holders of a majority of the outstanding voting power of the Series A Shares approving, and we agreed to file with the Secretary of State of the State of Delaware on the closing date following the Effective Time, an amendment and restatement of Array’s Series A Perpetual Preferred Stock Certificate of Designations, effective August 11, 2021 (the “Original Certificate”), governing the Series A Shares (as amended and restated, the “A&R Certificate”).

Upon the effectiveness thereof, the A&R Certificate would amend and restate the Original Certificate by, among other matters, providing that within 90 days of the closing of the Merger, Array will redeem $150 million of Series A Shares at a price per share equal to 93% of the then-applicable liquidation preference, plus accrued and unpaid dividends thereon through but not including the redemption date, whether or not declared (the “Initial Mandatory Redemption”); on or prior to each of the first, second and third anniversaries of the date that is 90 days after the closing of the Merger, Array will redeem not less than $50 million of Series A Shares at a price per share equal to 96% of the then-applicable liquidation preference, plus accrued and unpaid dividends thereon through but not including the applicable redemption date, whether or not declared, subject to certain conditions (together with the Initial Mandatory Redemption, the “Mandatory Redemptions”); Array will have the option to redeem additional Series A Shares in excess of the Mandatory Redemptions at a price equal to 96% of the then-applicable liquidation preference, plus accrued and unpaid dividends thereon through but not including the applicable redemption date, whether or not declared, provided that such redemption occurs within 48 months of the closing of the Merger; the Cash Regular Dividend Rate will be increased by 300 basis points on the fifth anniversary of the Closing Date (in addition to prior-scheduled step ups); and the minimum increments in which redemptions may be effected will be reduced from $200 million to $50 million.

Acquisition of AWM
On August 31, 2026 (the “AWM Closing Date”), Array and STINorland USA, Inc., (with respect to the AWM Acquisition, the “AWM Buyer”), completed the acquisition of Affordable Wire Management, LLC (“AWM,” and such acquisition the “AWM Acquisition”), pursuant to the terms of the Equity Purchase Agreement, dated as of July 16, 2026, by and among the Company, the AWM Buyer, AWM, DS Equity Holdings LLC, a Delaware limited liability company (“AWM Seller”), Scott R. Rand and Daniel R. Smith (as amended, the “AWM Purchase Agreement”). The cash consideration paid on the AWM Closing Date was approximately $166.9 million. The

AWM Purchase Agreement also includes a performance-based earnout provision estimated to have a fair value of approximately $17.3 million as of the AWM Closing Date (the “AWM Earnout Consideration”). The AWM Purchase Agreement includes a performance-based earnout provision pursuant to which the AWM Seller may receive aggregate earnout payments of up to $40.0 million based on the achievement of specified EBITDA targets and thresholds with maximum payment amounts of $8.0 million, $16.0 million and $16.0 million for the earnout periods ending December 31, 2026, December 31, 2027 and December 31, 2028, respectively.

Subject to the terms and conditions set forth in the AWM Purchase Agreement, we have also agreed to make deferred consideration payments totaling $10.0 million, consisting of a $5.0 million payment due on the first anniversary of the AWM Closing Date and a $5.0 million payment due on the second anniversary of the AWM Closing Date (the “AWM Deferred Consideration”). The AWM Earnout Consideration and the AWM Deferred Consideration are described in more detail in Note 3 - Acquisitions. We are currently finalizing the valuation of the acquired assets and liabilities assumed, and therefore the preliminary allocation of purchase consideration is subject to change.

AWM designs, manufactures, markets and sells wire management products for the utility-scale photovoltaic and battery storage system industries. AWM’s products complement our existing product offerings and expand our portfolio of balance-of-system solutions serving utility-scale solar and distributed generation customers.

Acquisition of APA Solar
On August 14, 2025 (the “APA Closing Date”), Array, through our indirect wholly owned subsidiary STINorland USA, Inc., a California corporation (“APA Buyer”), completed the acquisition of 100% of the issued and outstanding equity interests of APA (such acquisition, the “APA Acquisition”), pursuant to the terms of the Equity Purchase Agreement, dated as of June 17, 2025, by and among the Company, APA Buyer, APA, SunHoldings, LLC, an Ohio limited liability company (“APA Seller”) and the guarantors party thereto (as amended, the “APA Purchase Agreement”). The cash consideration paid on the APA Closing Date was $159.9 million, net of $10.1 million in preliminary and customary purchase price adjustments, which includes $6.2 million to retire debt. For U.S. GAAP purposes, the aggregate cash consideration paid was approximately $166.1 million. The APA Purchase Agreement also includes an earnout provision estimated to have a fair value of approximately $19.3 million as of the APA Closing Date (the “APA Earnout Consideration”), which is included in the purchase consideration, under which the APA Seller may receive shares of our common stock, par value $0.001 per share, or equivalent cash value at our discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending on September 30, 2028. As a result, the aggregate purchase consideration for the APA Acquisition totaled approximately $185.4 million. Subject to the terms and conditions set forth in the APA Purchase Agreement, we have also agreed to pay aggregate deferred purchase price consideration of approximately $40.0 million in three installments over a two-year period based on service within five business days after the first and second anniversaries from the APA Closing Date and as set forth in Note 3 - Acquisitions (the “APA Deferred Consideration”). Each of the APA Earnout Consideration and the APA Deferred Consideration is described in more detail below. We finalized the valuation of the acquired assets and liabilities and concluded the purchase accounting during the three months ended September 30, 2026.

In connection with the APA Acquisition, we have lease agreements for offices, manufacturing facilities and warehouses located in Ohio and Connecticut. Of these lease agreements, four are for properties owned by certain members of APA’s management team.

Expenses related to these operating lease agreements are allocated based on usage to Cost of product and service revenue or General and administrative expenses in the consolidated statements of operations. Total costs related to these operating lease agreements were $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively.

APA designs, engineers, and manufactures solar racking, mounting and foundation systems. Integrating such systems into our business model through the acquisition of APA has expanded our product portfolio to better serve the evolving needs of the solar industry and our customers.

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

The 2031 Convertible Notes are senior unsecured obligations of the Company and will mature on July 1, 2031, unless earlier converted, redeemed or repurchased. Interest is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

Research and Development
We incur research and development (“R&D”) costs during our process of researching and developing new products and significant enhancements to existing products. R&D costs consist primarily of personnel-related costs associated with our internal engineers, third-party consultants, materials and overhead. We expense these costs as incurred prior to a respective product being ready for commercial production. R&D expense was $4.2 million and $2.3 million during the three months ended September 30, 2026 and 2025, respectively, and $12.2 million and $7.2 million during the nine months ended September 30, 2026 and 2025, respectively.

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
•The U.S. interest rate environment. We have had customers delay planned installations or seek to renegotiate power purchase agreements (“PPAs”) to improve project returns based on various interest rate environments. Although the Federal Reserve lowered interest rates during 2024 and 2025, interest rates remained an important consideration for customers evaluating project economics during the third quarter of 2026. In September 2026, the Federal Reserve increased the target federal funds rate by 0.25%, which may affect the cost and availability of financing for certain customers and projects. Customers must weigh these considerations in conjunction with other macroeconomic factors when assessing the returns and timing of relevant projects.
•Availability of necessary equipment. We have a broad portfolio of customer relationships including presence with Tier 1 utilities in the U.S. Each utility has unique specifications for access to its grid, which is generally not consistent across the industry. As the supply of renewables projects has increased, shortages and long lead-times in the supply of switches, transformers and high voltage breakers used in the interconnection of utility scale solar power plants to the grid, have historically affected the timing and completion of these projects, including for some of our customers.
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

Section 45X Credit
The 45X Credit applies to eligible components, including torque tube and structural fasteners. We have determined that the statutory definitions for these components (which are reiterated in final regulations) apply to our tracker components. We have successfully negotiated, and we continue to successfully negotiate, agreements with key suppliers around sharing the economic benefits of 45X Credits associated with torque tube and structural fasteners. We continue to pursue additional agreements for splitting the economic benefits of 45X Credits with suppliers for parts we do not manufacture internally. In addition, during the second quarter of 2024, we concluded that certain parts manufactured by the Company qualify for the 45X Credit advanced production credits. Refer to Note 2 – Summary of Significant Accounting Policies in the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report for a discussion on how we account for these incentives and amounts recognized for the periods presented. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

The OBBB did not modify the phase-out of the 45X Credit or the definitions of eligible components relating to solar trackers; however, the OBBB did impose foreign entity of concern limitations on taxpayers claiming the 45X Credit. Specifically, taxpayers cannot claim the credit in taxable years beginning after enactment of the OBBB if they are prohibited foreign entities (which are generally entities that are formed in or controlled by covered nations, including China, Russia, Iran, and North Korea, as well as entities determined to be under effective control as a result of contracts entered into with such entities). The credit is also disallowed in taxable years beginning after enactment of the OBBB for eligible components that receive material assistance from a prohibited foreign entity. On February 13, 2026, Treasury guidance was released that further clarified methods for calculating material assistance, and included a request for comments by March 30, 2026. We anticipate forthcoming Treasury proposed rules will further clarify the potential impact that the foreign entity of concern limitations may have for credits claimed in 2026 and future years.

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

Impact of AD/CVD Petitions and Determinations
On July 17, 2025, the Alliance for American Solar Manufacturing and Trade, a coalition of U.S.-based solar manufacturers, filed a petition with the U.S. Department of Commerce (“USDOC”) and USITC seeking the imposition of AD/CVD tariffs on imports of crystalline solar photovoltaic (“CSPV”) cells and modules from India, Indonesia, and Laos. In February 2026, USDOC issued preliminary affirmative CVD determinations and in April 2026, USDOC announced preliminary AD determinations. When combined, total preliminary AD/CVD rates now stand at approximately 234% for India, 121% to 178% for Indonesia, and 103% for Laos. Final USDOC determinations were issued in September 2026, and final USITC determinations were issued in October 2026.

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

Section 232 Polysilicon Investigation
On July 1, 2025, USDOC initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the effects on national security of imports of polysilicon and its derivatives. On August 6, 2026, President Trump issued a proclamation that, effective December 4, 2026, establishes minimum import prices of $21/kg for polysilicon, $100/kg for ingots and wafers, $0.22/W for solar cells and $0.38/W for solar modules, and imposes an additional 15% duty on imports of polysilicon derivatives, with reduced rates for certain countries.

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

U.S. Trade Policy and Executive Orders
On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that the IEEPA does not authorize the President to impose tariffs. The Court only ruled on IEEPA tariffs and did not invalidate or address tariffs imposed under other statutory authorities. Following the ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to formalize a process for refunds. On April 20, 2026, CBP launched an online portal (“CAPE”) that can be used to submit IEEPA tariff refund requests and began issuing refunds in mid-May. All requests will be reviewed by CBP to determine validity prior to the issuance of refunds. Although, CAPE is now available for most entries and refunds are issuing, CBP and the Department of Justice appealed the Court of International Trade’s order as applied to a subset of entries. That appeal is currently pending. As the situation continues to develop, we will continue to monitor developments regarding any remaining unrefunded entries.

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

We are continuing to evaluate the potential impact of the imposition of the announced tariffs, the new classification and duty treatment scheme, and any additional or retaliatory tariffs, to our business and financial condition. While we do not believe that the tariffs announced by the United States in 2025 and through the date of filing this Quarterly Report in 2026 will have a material adverse effect upon our results of operations, financial condition, or liquidity, the actual impact of new tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any countermeasures that the target countries may take and any mitigating actions that may become available.

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

Revenue
We primarily generate revenue from the sale of solar tracking systems, fixed tilt systems, foundation solutions, parts, software, balance-of-system solutions and services. Our customers include EPCs, utilities, solar developers, and independent power producers. Generally for each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates, and warranty for the products being purchased, among other things. Our contractual delivery period for the tracker system and parts can vary from days to several months. Contracts can range in value from hundreds of thousands to tens of millions of dollars.

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

A majority of our revenue is recognized over time as work progresses, and for single performance obligations, we use an input measure, the cost-to-cost method, to determine progress. We review and update the contract-related estimates on an ongoing basis and recognize adjustments for any project-specific facts and circumstances that could impact the measurement of the extent of progress, such as the total costs to complete the contracts, under the cumulative catch-up method. Due to the relatively short duration of our outstanding performance obligations, and our ability to estimate the remaining costs to be incurred, which are substantially all material costs covered under our material supply agreements with our suppliers, we have not recorded any material catch-up adjustments for the periods presented that would have impacted revenues or earnings per share related to revisions in measurement of remaining progress of our performance obligations.

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

Operating Expenses
General and administrative expense consists primarily of salaries, benefits, and equity-based compensation related to our executive, sales, engineering, finance, human resources, information technology, and legal personnel, as well as travel, facility costs, marketing, provision for credit losses, professional fees, and third-party services. The majority of our sales during the nine months ended September 30, 2026 and 2025, were in the United States; however, we also have a sales presence in Spain, Brazil, and Australia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

Contingent consideration consists of changes in the fair value of the tax receivable agreement (the “TRA”) with the former majority stockholder of Array Tech, Inc., as well as the APA Earnout Consideration associated with the APA Purchase Agreement and the AWM Earnout Consideration associated with the AWM Purchase Agreement. The TRA liability, APA Earnout Consideration and AWM Earnout Consideration were recorded at fair value and subsequent changes in the fair values are recognized in earnings. Refer to Note 12 – Commitments and Contingencies for discussion and analysis of the TRA, the APA Earnout Consideration and the AWM Earnout Consideration.

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

Interest expense consists of interest and other charges paid in connection with our senior secured credit facility (the “Senior Secured Credit Facility”), which included a $575.0 million term loan (the “Term Loan Facility”) and includes a $370.0 million revolving credit facility (the “Revolving Credit Facility”); the 1.00% Convertible Senior Notes due 2028 (the “2028 Convertible Notes” and, together with the 2031 Convertible Notes, the “Convertible Notes”); the 2031 Convertible Notes; and other debt held by our STI Operations (“Other Debt”).

Gain on extinguishment of debts, net consists of the difference between the cash paid and the carrying value of repurchased 2028 Convertible Notes and the fully repaid Term Loan Facility. We repurchased $100.0 million aggregate principal amount of the 2028 Convertible Notes and repaid the Term Loan Facility during the second quarter of 2025.

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

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands, except percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	$	%	2026	2025	$	%
Revenue	$330,212	$393,491	$(63,279)	(16)%	$895,689	$1,058,097	$(162,408)	(15)%
Cost of revenue
Cost of product and service revenue	254,849	283,386	(28,537)	(10)%	646,489	767,161	(120,672)	(16)%
Amortization of developed technology and backlog	6,144	4,434	1,710	39%	17,373	11,713	5,660	48%
Total cost of revenue	260,993	287,820	(26,827)	(9)%	663,862	778,874	(115,012)	(15)%
Gross profit	69,219	105,671	(36,452)	(34)%	231,827	279,223	(47,396)	(17)%

Operating expenses
General and administrative	58,783	52,248	6,535	13%	163,512	141,147	22,365	16%
Change in fair value of contingent consideration	(10,293)	1,014	(11,307)	(1115)%	(10,438)	1,014	(11,452)	100%
Depreciation and amortization	6,789	6,958	(169)	(2)%	22,939	17,951	4,988	28%
Total operating expenses	55,279	60,220	(4,941)	(8)%	176,013	160,112	15,901	10%

Income from operations	13,940	45,451	(31,511)	(69)%	55,814	119,111	(63,297)	(53)%

Interest income	2,152	2,977	(825)	(28)%	6,941	10,096	(3,155)	(31)%
Interest expense	(5,810)	(5,046)	(764)	15%	(17,159)	(21,849)	4,690	(21)%
Foreign currency gain (loss), net	39	(6)	45	(750)%	729	2,026	(1,297)	(64)%

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	$	%	2026	2025	$	%
Gain on extinguishment of debts, net	—	—	—	—%	—	14,207	(14,207)	(100)%
Other (expense) income, net	(473)	68	(541)	(796)%	(629)	12	(641)	(5342)%
Total other (expense) income, net	(4,092)	(2,007)	(2,085)	104%	(10,118)	4,492	(14,610)	(325)%

Income before income tax expense	9,848	43,444	(33,596)	(77)%	45,696	123,603	(77,907)	(63)%
Income tax expense	1,651	9,941	(8,290)	(83)%	11,156	30,092	(18,936)	(63)%
Net income	$8,197	$33,503	$(25,306)	(76)%	$34,540	$93,511	$(58,971)	(63)%

The following table provides details on our operating results by reportable segment for the respective periods (in thousands, except percentages):

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	$	%	2026	2025	$	%
Revenue
Array Legacy Operations	$296,238	$353,374	$(57,136)	(16)%	$833,927	$858,474	$(24,547)	(3)%
STI Operations	33,974	40,117	(6,143)	(15)%	61,762	199,623	(137,861)	(69)%
Total	$330,212	$393,491	$(63,279)	(16)%	$895,689	$1,058,097	$(162,408)	(15)%

Gross profit (loss)
Array Legacy Operations	$70,144	$102,127	$(31,983)	(31)%	$233,886	$251,813	$(17,927)	(7)%
STI Operations	(925)	3,544	(4,469)	(126)%	(2,059)	27,410	(29,469)	(108)%
Total	$69,219	$105,671	$(36,452)	(34)%	$231,827	$279,223	$(47,396)	(17)%

Comparison of the three and nine months ended September 30, 2026 and 2025

Revenue
Consolidated revenue decreased by $63.3 million, or 16%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by decreased revenue from STI Operations of 15% and decreased revenue from Array Legacy Operations of 16%.

Revenue from Array Legacy Operations decreased by $57.1 million, or 16%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily driven by a decrease of approximately 25% in volume, offset by an increase of approximately 8% in ASPs and added revenue from the addition of AWM for the last month of the quarter ended September 30, 2026.

Revenue from STI Operations decreased by $6.1 million, or 15%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, reflecting an approximately 50% decrease in ASPs, partially offset by an increase of approximately 71% in volume.

Consolidated revenue decreased by $162.4 million, or 15%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by decreased revenue from STI Operations of 69% and decreased revenue from Array Legacy Operations of 3%.

Revenue from Array Legacy Operations decreased by $24.5 million, or 3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by a decrease of approximately 14% in volume, offset by an increase of 12% in ASPs and added revenue from the addition of AWM for the last month of the quarter ended September 30, 2026.

Revenue from STI Operations decreased by $137.9 million, or 69%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a decrease of approximately 60% in volume, as well as an approximately 22% reduction in ASPs.

Cost of Revenue and Gross Profit
Consolidated cost of revenue decreased by $26.8 million, or 9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower volume, offset by incremental cost of revenue from a full quarter of APA and the addition of AWM, as well as a reserve for a 45X Credit receivable. Warranty costs decreased compared to the prior-year period, primarily reflecting the stabilization of labor warranty claims, which had increased during the third and fourth quarters of 2025 and have remained relatively stable over the most recent three quarters. Although we continue to remediate the claims identified and accrued in prior periods, we do not currently expect the elevated level of warranty claims experienced in 2025 to recur; however, we continue to monitor claims activity and adjust our warranty accruals as appropriate, and future warranty costs may vary based on claims experience.

Consolidated gross profit decreased by $36.5 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Gross margin decreased to 21.0% for the three months ended September 30, 2026, as compared to 26.9% during the same period in the prior year, primarily driven by a $10.9 million provision for a 45X Credit receivable.

Array Legacy Operations gross profit decreased by $32.0 million, or 31%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, while gross margin decreased to 23.7% from 28.9% for the three months ended September 30, 2026 and 2025, respectively. The decrease in gross margin was primarily driven by an increase of 17% in CPW, including a $10.9 million provision for a 45X Credit receivable, partially offset by an 8% increase in ASPs and the contribution from the AWM Acquisition.

STI Operations gross profit decreased by $4.5 million, or 126%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Gross margin for STI Operations decreased to negative 2.7% from 8.8% for the three months ended September 30, 2026 and 2025, respectively, primarily driven by a decrease of approximately 50% in ASPs, partially offset by a 44% decrease in CPW. The reduction in CPW was limited by higher logistics costs.

Consolidated cost of revenue decreased by $115.0 million, or 15%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, in line with lower volume.

Consolidated gross profit decreased by $47.4 million, or 17%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross margin decreased to 25.9% for the nine months ended September 30, 2026, as compared to 26.4% during the same period in the prior year, primarily driven by a $10.9 million provision for a 45X Credit receivable.

Array Legacy Operations gross profit decreased by $17.9 million, or 7%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Gross margin for Array Legacy Operations decreased to 28.0% from 29.3% for the nine months ended September 30, 2026 and 2025, respectively, primarily driven by a $10.9 million provision for a long-dated 45X Credit receivable.

STI Operations gross profit decreased by $29.5 million, or 108%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross margin for STI Operations decreased to negative 3.3% from 13.7% for the nine months ended September 30, 2026 and 2025, respectively, primarily driven by an approximately 60% decrease in tracker volume and a 22% decrease in ASPs, partially offset by a 7% decrease in CPW. The reduction in CPW was limited by higher logistics costs.

Operating Expenses
Consolidated general and administrative expenses increased by $6.5 million, or 13%, and $22.4 million, or 16%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively. The increase during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase of $2.6 million in legal and other service-related expenses and $2.2 million in bad debt expense, partially offset by reductions primarily related to travel, discretionary items, and marketing of $1.5 million. The increase during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to an increase of $17.0 million in personnel-related expenses and service-related expenses of $4.1 million, partially offset by reductions primarily related to travel, discretionary items, and marketing of $3.0 million and contract service expenses of $0.9 million.

Change in the fair value of contingent consideration resulted in a gain of $11.3 million and a gain of $11.5 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively. The incremental gain recognized during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by an $11.3 million decrease in the fair value of the APA Earnout Consideration, along with the fair value remeasurements of the TRA liability and the AWM Earnout Consideration, which only impacted the three months ended September 30, 2026. The incremental gain recognized during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by a $12.0 million decrease in the fair value of the APA Earnout Consideration, along with the fair value remeasurements of the TRA liability and the AWM Earnout Consideration, which only impacted the nine months ended September 30, 2026.

Consolidated depreciation and amortization expense decreased by $0.2 million, or 2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. There was a $2.1 million decrease in depreciation and amortization due to the full amortization of an intangible asset in the three months ended September 30, 2026, partially offset by the addition of depreciation and amortization from APA and AWM. Consolidated depreciation and amortization expense, inclusive of APA and AWM, increased by $5.0 million, or 28%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to $6.0 million of incremental depreciation and amortization contributed by APA for the nine months ended September 30, 2026, partially offset by the full amortization of an intangible asset in third quarter of 2026.

Interest Income
Consolidated interest income decreased by $0.8 million, or 28%, and $3.2 million, or 31%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively, primarily as a result of lower cash balance and associated lower yield on our cash management program.

Interest Expense
Consolidated interest expense increased by $0.8 million, or 15%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to the new Albuquerque facility lease coming on line in 2026. Consolidated interest expense decreased by $4.7 million, or 21%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to refinancing with lower interest debt.

Income Tax Expense
Consolidated income tax expense decreased by $8.3 million, or 83%, and $18.9 million, or 63%, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, respectively. The Company recorded Income tax expense of $1.7 million and $11.2 million for the three and nine months ended September 30, 2026, respectively, and $9.9 million and $30.1 million for the three and nine months ended September 30, 2025, respectively. Our effective tax rate was 16.8% and 24.4% for the three and nine months ended September 30, 2026, respectively, and 22.9% and 24.3% for the three and nine months ended September 30, 2025, respectively.

The income tax expense for the three and nine months ended September 30, 2026 was substantially impacted by tax credits recorded during the periods. Discrete tax items for the three and nine months ended September 30, 2026 resulted in a net tax benefit of $0.1 million and net tax expense of $1.7 million, respectively, related to equity-based compensation, tax reserve releases, deferred tax true-ups, and a change in state deferred tax assets.

The income tax expense for the three and nine months ended September 30, 2025 was impacted by tax credits recorded during the periods. Additionally, tax expense of zero for the three months ended September 30, 2025, and $1.2 million related to equity-based compensation was recorded discretely for the nine months ended September 30, 2025.

Liquidity and Capital Resources
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$96,476	$58,145
Net cash used in investing activities	(182,713)	(179,412)
Net cash used in financing activities	(18,288)	(25,518)
Effect of exchange rate changes on cash and cash equivalent balances	1,821	5,747
Net change in cash and cash equivalents and restricted cash	$(102,704)	$(141,038)

Historically, we have financed our operations with the proceeds from operating cash flows, equity offerings and short and long-term borrowings. Our ability to generate positive cash flow from operations is dependent on the strength of our gross margins as well as our ability to quickly turn our working capital. Based on our past performance and current expectations, we believe that our existing cash and cash equivalents, operating cash flows and available borrowing capacity under our Revolving Credit Facility will be sufficient to meet our liquidity needs, including the Merger-related cash requirements described under “—Proposed Merger with Shoals; Series A Mandatory Redemptions” below, in the next 12 months and beyond. We may also seek additional debt or equity financing to fund the Mandatory Redemptions (as defined below), to further reduce the Series A Shares outstanding or to repay, refinance or settle our Convertible Notes at or prior to maturity, and there can be no assurance that such financing will be available on acceptable terms, or at all.

As of September 30, 2026, our cash balance was $143.3 million, of which $12.9 million was held outside the United States, and our net working capital, including cash and cash equivalents, was $281.7 million. We had $322.6 million available to us under our $370.0 million Revolving Credit Facility. The decrease in our cash balance from June 30, 2026 primarily reflects the $160.9 million of cash consideration paid, net of cash acquired, to complete the AWM Acquisition on August 31, 2026.

During the third quarter of 2026, we classified our former manufacturing and office facility in Albuquerque, New Mexico as held for sale. The asset had a carrying value of $3.7 million as of September 30, 2026 and is expected to be sold within one year of September 30, 2026. Refer to Note 2 – Summary of Significant Accounting Policies for additional information.

On February 18, 2026, Array Tech, Inc., our operating subsidiary (the “Borrower”), entered into an amendment to the credit agreement (as amended, the “Credit Agreement”) governing our Senior Secured Credit Facility (the “Fifth Amendment”), by and among the Borrower, our wholly-owned subsidiary ATI Investment Sub, Inc., as guarantor, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Fifth Amendment). The Fifth Amendment: (i) increases the revolving credit facility commitments under the Fourth Amendment from $166.0 million to $370.0 million; (ii) extends the maturity of the revolving credit facility from October 14, 2028 to February 18, 2031; (iii) removes the credit spread adjustment with respect to Term SOFR (as defined in the Credit Agreement); and (iv) expands the number of currencies under which the Borrower can request revolving credit loans and letters of credit.

In connection with the execution of the Merger Agreement, on November 4, 2026, the Borrower entered into an Amendment No. 6 to Credit Agreement (the “Sixth Amendment”), by and among the Borrower, Holdings, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined in the Sixth Amendment), to the Credit Agreement. The Sixth Amendment (i) permits the payment of the Mandatory Redemptions and (ii) permits the Borrower to request a revolving credit borrowing, the proceeds of which may be used to repay the revolving loans outstanding under the existing revolving credit facility of Shoals. We were in compliance with all covenants under the Credit Agreement as of September 30, 2026.

Known Trends and Uncertainties Affecting Our Liquidity
In addition to the factors described under “—Factors Affecting Results of Operations” and “—Impact of OBBB” above, we have identified the following known trends and uncertainties that are reasonably likely to affect our liquidity:

•Project timing and working capital. Because the majority of our contract amounts are billed as work progresses under contractual terms that generally coincide with shipment, our operating cash flows can vary from quarter to quarter with the timing of project deliveries, billings and collections. Delays in large projects from one quarter to another for any reason can cause our operating cash flows for a particular period to fall below expectations and increase our reliance on cash on hand and the Revolving Credit Facility.
•Section 45X Vendor Rebates. Collection of our Vendor Rebate receivables depends on the timing of our suppliers’ realization of Section 45X Credits and is subject to supplier credit risk and to our suppliers’ continued eligibility for such credits under the foreign entity of concern and material assistance rules. Delays in collection, or Section 45X benefits lower than we anticipate, would reduce our operating cash flows and to the extent we conclude that a Vendor Rebate receivable is not fully collectible, we would record a reserve against it, which would reduce our gross profit and results of operations.
•Tariffs and trade policy. Section 232 and Section 301 duties on imported steel, aluminum and components are payable at import, in advance of our collections from customers, and pending trade actions affecting modules may delay customer projects and, in turn, our deliveries and collections. Refunds of IEEPA tariffs previously paid would be a source of cash if and when received the timing and amount of any refunds is uncertain.
•Series A cash dividends. Since August 10, 2026, dividends on the Series A Shares are payable only in cash, at a Cash Regular Dividend Rate that increased to 6.25% per annum on that date and is scheduled to increase annually thereafter. The Liquidation Preference of the Series A Shares was $510.0 million as of September 30, 2026, and we paid $4.3 million of cash dividends on the Series A Shares during the three months ended September 30, 2026.
•Merger-related cash requirements and debt maturities. If the Merger is completed, the Initial Mandatory Redemption ($150.0 million, plus accrued and unpaid dividends, within 90 days after closing), the Annual Mandatory Redemptions (not less than $50.0 million, plus accrued and unpaid dividends, on each of the first, second and third anniversaries of the date that is 90 days after the closing of the Merger), the repayment at closing of Shoals’ revolving credit facility, and transaction, severance and integration costs will substantially reduce our cash and available borrowing capacity and increase our interest expense. Our 2028 Convertible Notes ($325.0 million aggregate principal amount) mature on December 1, 2028, within the period in which the Annual Mandatory Redemptions are scheduled, and we may need to refinance them. See “—Proposed Merger with Shoals; Series A Mandatory Redemptions” below.

Convertible Notes
On December 3, 2021 and December 9, 2021, we completed a $425.0 million private offering ($375.0 million and $50.0 million, respectively), of the 2028 Convertible Notes, resulting in net proceeds of $413.3 million ($364.7 million and $48.6 million, respectively), after deducting the original issue discount of 2.75% but before deducting initial purchasers’ discounts and offering expenses. The 2028 Convertible Notes were issued pursuant to an indenture, dated December 3, 2021, between the Company and U.S. Bank National Association, as trustee. The 2028 Convertible Notes are senior unsecured obligations of the Company and will mature on December 1, 2028, unless earlier converted, redeemed, or repurchased. Interest is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022.

On June 27, 2025, we issued aggregate principal amount of $345.0 million of the 2031 Convertible Notes in a private placement. We used approximately $78.4 million of the proceeds from the 2031 Convertible Notes to repurchase $100.0 million aggregate principal amount of the 2028 Convertible Notes. The Company incurred $10.4 million of initial purchasers’ discounts and offering expenses, resulting in net proceeds of $334.6 million. As of September 30, 2026, there was $321.8 million and $336.7 million outstanding on the 2028 Convertible Notes and 2031 Convertible Notes, respectively, net of unamortized issuance costs.

The 2028 Convertible Notes and 2031 Convertible Notes are senior unsecured obligations and will mature on December 1, 2028, and July 1, 2031, respectively, unless earlier converted, redeemed or repurchased. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Convertible Notes or the 2031 Convertible Notes being converted and pay or deliver, at its election, cash, shares of Common Stock or a combination thereof for any conversion value in excess of such principal amount. Interest on the 2028 Convertible Notes is payable semiannually in arrears at a rate of 1.00% per year on June 1 and December 1 of each year, beginning on June 1, 2022. Interest on the 2031 Convertible Notes is payable semiannually in arrears at a rate of 2.875% per year on January 1 and July 1 of each year, beginning on January 1, 2026.

We continually monitor and review our liquidity position and funding needs, including in light of the proposed Merger. Our management believes that our ability to generate operating cash flows in the future and available borrowing capacity under our Senior Secured Credit Facility will be sufficient to meet our liquidity needs for at least the next 12 months and beyond, including the Annual Mandatory Redemptions and the repayment, refinancing our settlement of our Convertible Notes at or prior to maturity.

Operating Activities
For the nine months ended September 30, 2026, cash provided by operating activities was $96.5 million, compared to $58.1 million for the nine months ended September 30, 2025. The $38.3 million increase was primarily driven by a $75.7 million improvement in operating assets and liabilities, offset by a $37.4 million decrease in net income and non-cash adjustments.

The improvement in operating assets and liabilities was primarily driven by approximately $37.2 million of higher prepaid expenses, driven by 45X Credit vendor rebate collections and approximately $44.9 million of higher deferred revenue, partially offset by increased inventory to support anticipated fourth-quarter demand and other working capital movements. Higher 45X Credit vendor rebate collections reflected the timing of vendors’ tax filings and related refunds, which may cause collections to fluctuate between periods. Higher customer deposits reflected increased contracting activity ahead of anticipated second-half revenue, including peak volume expected in the fourth quarter. The increase in inventory primarily reflected purchases to support the higher anticipated fourth-quarter demand. The decrease in net income and non-cash adjustments primarily reflected lower revenue during the first nine months of 2026, consistent with the greater weighting of anticipated 2026 revenue toward the second half of the year.

For the nine months ended September 30, 2025, cash provided by operating activities was $58.1 million, consisting of net income of $93.5 million and $53.6 million of non-cash adjustments, mainly consisting of depreciation and amortization expense and equity-based compensation, partially offset by a net cash outflow of $88.9 million from changes in our operating assets and liabilities.

Investing Activities
For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was $182.7 million and $179.4 million, respectively, due to the AWM Acquisition and APA Acquisition, respectively, and due to the purchase of property, plant and equipment related to the build out of our new Albuquerque facility.

Financing Activities
For the nine months ended September 30, 2026, cash used in financing activities was $18.3 million. This was primarily driven by a net $9.4 million repayment of Other Debt associated with our international operations and $2.6 million in TRA payments issued.

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

Contractual Obligations and Commitments
Information regarding our debt obligations, lease commitments and other commitments is provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report. Other than as set forth below, there were no material changes in our contractual obligations and commitments as of September 30, 2026.

AWM Acquisition Earnout Consideration and AWM Deferred Consideration
As discussed in Note 3 – Acquisitions in the accompanying notes to the condensed consolidated financial statements, the AWM Purchase Agreement includes provisions providing for the AWM Earnout Consideration up to $40.0 million and the payment of the AWM Deferred Consideration of approximately $10.0 million. Each of the AWM Deferred Consideration and the AWM Earnout Consideration is described in more detail below.
AWM Earnout Consideration
The AWM Purchase Agreement includes a performance-based earnout provision pursuant to which the AWM Seller may receive aggregate earnout payments of up to $40.0 million based on the achievement of specified EBITDA targets and thresholds with maximum payment amounts of $8.0 million, $16.0 million and $16.0 million for the earnout periods ending December 31, 2026, December 31, 2027 and December 31, 2028, respectively. For a discussion of the accounting of the AWM Earnout Consideration, refer to “– Business Combinations” below.

AWM Deferred Consideration
The AWM Deferred Consideration is payable in two installments of $5.0 million, each payable on the first and second anniversaries of the AWM Closing Date. Pursuant to the AWM Purchase Agreement, the amount of any unpaid AWM Deferred Consideration installment may be reduced if certain equity holders of AWM Seller cease to be employees under specified circumstances. Each AWM Deferred Consideration installment may be paid, at our election, in cash, shares of our Common Stock, or a combination thereof. Because the AWM Deferred Consideration installments are tied to future service to the Company, they are considered compensatory and not included in purchase consideration.

APA Earnout Consideration and APA Deferred Consideration
As discussed in Note 3 – Acquisitions in the accompanying notes to the condensed consolidated financial statements, the APA Purchase Agreement includes provisions providing for the APA Earnout Consideration and the payment of the APA Deferred Consideration of approximately $40.0 million. Each of the APA Deferred Consideration and the APA Earnout Consideration is described in more detail below.

APA Earnout Consideration
The APA Purchase Agreement includes an earnout provision pursuant to which APA Seller may be paid shares of our common stock, or equivalent cash value at our discretion, based upon APA’s achievement of certain financial performance targets during the three-year period ending September 30, 2028. The maximum number of shares payable as APA Earnout Consideration is 4,686,530, which was determined by dividing $40.0 million by the volume weighted average price of our common stock for the 10 trading days immediately following the APA Closing Date. The number of shares payable will be subject to reduction if the cumulative value of the APA Earnout Consideration earned (measured on each date such shares are issued) exceeds $90.0 million. The APA Purchase Agreement provides that, to the extent the issuance of any APA Earnout Consideration or APA Deferred Consideration Shares would require stockholder approval under Nasdaq Listing Rule 5635(a), the Company will pay cash in lieu of issuing such shares, unless such stockholder approval has been obtained. The APA Seller continues to assume the managerial responsibilities of APA. For a discussion of the accounting of the APA Earnout Consideration, see “– Business Combinations” below.

APA Deferred Consideration Installments
The APA Deferred Consideration is payable in three installments (each, an “APA Deferred Consideration Installment”): (i) within five business days after the first anniversary of the APA Closing Date, an amount equal to 50% of the APA Deferred Consideration, which was $20.0 million; (ii) on December 31, 2026, an amount equal to (A) 50% of the APA Deferred Consideration multiplied by (B) the proportion of the two-year period from the APA Closing Date to the second anniversary of the APA Closing Date that has elapsed as of December 31, 2026; and (iii) within five business days after the second anniversary of the APA Closing Date, an amount equal to the remaining balance of the APA Deferred Consideration. As more fully described in the APA Purchase Agreement, the APA Deferred Consideration Installments are subject to reduction if certain equity holders of APA Seller cease to be employees of the Company under certain circumstances. Each remaining APA Deferred Consideration Installment will, at our election, be paid; (x) in cash; (y) through the issuance of shares of our Common Stock, valued at the closing price on the trading day immediately preceding the anniversary applicable to the APA Deferred Consideration installment (if any such shares are issued, the “APA Deferred Consideration Shares”); or (z) by any combination of the foregoing. Because the remaining APA Deferred Consideration Installments are tied to future service to Array, they are considered compensatory and not included in purchase consideration.

Series A Redeemable Perpetual Preferred Stock
On August 10, 2021, we entered into a Securities Purchase Agreement, pursuant to which we issued 400,000 shares of our Series A Redeemable Perpetual Preferred Stock (the “Series A Shares”) and 9,000,000 shares of our common stock for an aggregate purchase price of approximately $395.4 million (the “Closing”).

Prior to August 10, 2026, the fifth anniversary of the Closing, we had the option to pay dividends on the Series A Shares either in: (i) cash at the then-applicable Cash Regular Dividend Rate; (ii) through accrual to the Liquidation Preference at the Accrued Regular Dividend Rate of 6.25%; or (iii) a combination thereof. Effective August 11, 2026, dividends are payable only in cash. To the extent we do not declare such dividends and pay in cash following August 10, 2026, the dividends accrue to the Liquidation Preference at the then-applicable Cash Regular Dividend Rate plus 200 basis points.

The “Cash Regular Dividend Rate” of the Series A Shares means: (i) initially, 5.75% per annum on the Liquidation Preference; and (ii) increased by (A) 50 basis points on each of the fifth, sixth and seventh anniversaries of the Closing and (B) 100 basis points on each of the eighth, ninth and tenth anniversaries of the Closing. The “Accrued Regular Dividend Rate” on the Series A Shares means 6.25% per annum on the Liquidation Preference. The Cash Regular Dividend Rate was 6.25% during the period from August 11, 2026 through September 30, 2026.

“Liquidation Preference” means, with respect to the Series A Shares, the initial liquidation preference of $1,000 per share, plus accrued non-cash dividends of such share at the time of the determination.

For more information related to the Series A Shares, refer to Note 9 – Redeemable Perpetual Preferred Stock, to the accompanying condensed consolidated financial statements.

Proposed Merger with Shoals; Series A Mandatory Redemptions
The Merger is a stock-for-stock transaction, and we do not expect to incur new indebtedness to complete it other than borrowings under our Revolving Credit Facility as described below. The Merger is currently expected to close in the first quarter of 2027, subject to customary conditions, including approval of the Array stockholders, approval of the Shoals stockholders and regulatory approvals. If the Merger Agreement is terminated in specified circumstances, we would be required to pay Shoals a termination fee of $22.2 million. See also Part II, Item 1A. “Risk Factors” in this Quarterly Report.

Upon its effectiveness at the closing of the Merger, the A&R Certificate will require the Initial Mandatory Redemption of Series A Shares having an aggregate redemption price of $150.0 million at 93% of the Liquidation Preference (approximately $161.3 million of Liquidation Preference) within 90 days after the closing, and Annual Mandatory Redemptions of not less than $50.0 million at 96% of the Liquidation Preference on or prior to each of the first three anniversaries of that date, for an aggregate redemption price of $150.0 million (approximately $156.3 million of Liquidation Preference), in each case plus accrued and unpaid dividends. The A&R Certificate will also permit us to redeem additional Series A Shares at 96% of the Liquidation Preference within 48 months after the closing, reduce the minimum redemption increment from $200.0 million to $50.0 million of Liquidation Preference, and increase the Cash Regular Dividend Rate by an additional 300 basis points on the fifth anniversary of the closing. At the closing, we will pay the holders of the Series A Shares a cash fee equal to 1.00% of the Liquidation Preference plus accrued and unpaid dividends through the closing. If the Merger Agreement is terminated, the Preferred Stock Agreement terminates and the Mandatory Redemptions will not be required.

In the aggregate, the Mandatory Redemptions would require us to pay $300.0 million in cash, plus accrued and unpaid dividends, to redeem approximately $317.6 million of Liquidation Preference within approximately 39 months following the closing. We expect to fund the Initial Mandatory Redemption, the Preferred Stock Agreement fee, transaction, severance and integration costs and the repayment at closing of the revolving loans outstanding under Shoals’ revolving credit facility with cash on hand and borrowings under our Revolving Credit Facility, as permitted by the Sixth Amendment, and to fund the Annual Mandatory Redemptions with cash flows from operations, borrowings under our Revolving Credit Facility and, potentially, additional debt or equity financing. These payments will substantially reduce our cash and available borrowing capacity and increase our interest expense following the closing, and our ability to complete the Mandatory Redemptions when required will depend on the combined company’s cash flows, availability under and compliance with the covenants of the Credit Agreement, and the availability of other financing on acceptable terms. Pending the closing, the Merger Agreement restricts us, without Shoals’ consent, from taking specified actions outside the ordinary course of business, including incurring indebtedness in excess of specified thresholds, which may limit our flexibility to respond to changes in our liquidity needs.

Debt Obligations
For a discussion of our debt obligations, refer to Note 8 – Debt to our condensed consolidated financial statements included in this Quarterly Report.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. As of September 30, 2026, we posted surety bonds in the total amount of approximately $254.8 million. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

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

Business Combinations
Acquisition of AWM
We completed one business combination for purchase cash consideration of $166.9 million during the nine months ended September 30, 2026. In accordance with ASC 805, total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and were sensitive to changes in underlying assumptions, estimates and market factors. The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Developed technology and Trade name), and Replacement Cost Method (Developed technology). The significant fair value inputs used to estimate the fair value of the identifiable intangible assets include a discount rate and revenue and expense projections.

AWM Earnout Consideration
The AWM Purchase Agreement includes a performance-based earnout provision pursuant to which the AWM Seller may receive aggregate earnout payments of up to $40.0 million based on the achievement of specified EBITDA targets and thresholds with maximum payment amounts of $8.0 million, $16.0 million and $16.0 million for the earnout periods ending December 31, 2026, December 31, 2027 and December 31, 2028, respectively.

The AWM Earnout Consideration is accounted for as contingent consideration, and the fair value is remeasured at each reporting date. As of the AWM Closing Date, the AWM Earnout Consideration was estimated to have a fair value of approximately $17.3 million, using a Monte-Carlo simulation method. Changes in the fair value of the contingent consideration liability are recognized in Change in fair value of contingent consideration on the condensed consolidated statements of operations. Estimating the amount of payments that may be made under the AWM Earnout Consideration is by nature imprecise. The significant assumptions used to estimate the fair value of the AWM Earnout Consideration include projected EBITDA performance, probability-weighted payment outcomes, and discount rates. As of September 30, 2026, the AWM Earnout Consideration was estimated to have a fair value of $18.0 million.

Acquisition of APA Solar
We completed the APA Acquisition in 2025 for initial cash consideration of $166.1 million, plus up to approximately $19.3 million for the APA Earnout Consideration and approximately $40.0 million for the APA Deferred Consideration. In accordance with Accounting Standards Codification (“ASC”) Topic 805 Business Combinations (“ASC 805”), total consideration was first allocated to the fair value of assets acquired and liabilities assumed, with the excess being recorded as Goodwill. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Intangible assets have been recognized apart from goodwill whenever an acquired intangible asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity. Determining these fair values required us to make significant estimates and assumptions, particularly with respect to acquired intangible assets. The determination of fair value required considerable judgment and was sensitive to changes in underlying assumptions, estimates and market factors. The preliminary fair value of the identifiable intangible assets has been estimated using the Multi-Period Excess Earnings Method (Customer relationships and Backlog), Relief from Royalty Method (Trade name), and Replacement Cost Method (Developed technology and Computer software and other). The significant fair value inputs used to estimate the fair value of the identifiable intangible assets include a discount rate and revenue and expense projections.

APA Earnout Consideration
As discussed, the APA Purchase Agreement includes a provision for the APA Earnout Consideration. The APA Earnout Consideration is accounted for as contingent consideration, and the fair value is estimated each reporting period. As of September 30, 2026, the APA Earnout Consideration was estimated to have a fair value of $7.1 million using a Monte-Carlo simulation method. Changes in fair value of the contingent liability are recognized in Changes in fair value of contingent consideration in the accompanying consolidated statements of operations. Estimating the amount of payments that may be made under the APA Earnout Consideration is by nature imprecise. The significant fair value inputs used to estimate the future expected APA Earnout Consideration payments to the APA Seller include a discount rate, earnings forecasts, and actual and estimated future volatility in our stock price.

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

There have been no material changes to the information previously provided under Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed the acquisition of AWM during the quarter ended September 30, 2026, and are in the process of integrating their operations and internal controls, which we expect to finish within one year of acquisition. In accordance with SEC guidance, our December 31, 2026 assessment of internal controls will exclude AWM’s controls because our integration will not be complete by that date.

Changes in Internal Control over Financial Reporting
We also carried out an evaluation, under the supervision and with participation of management, including our principal executive officer and principal financial officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2026 that materially affected or were reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026.

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

Sterling and Wilson Solar Solutions, Inc. (“SWSS”) vs. Array Technologies, Inc.
On September 16, 2025, SWSS served an arbitration demand on the Company asserting contractual and negligence claims purportedly arising out of our provision of goods for use in a solar project in Bickleton, Washington. We filed our Answer on October 30, 2025, and asserted defenses, including that (i) SWSS’s claims are barred by applicable contractual limitations provisions and statutes of limitations, and (ii) are otherwise unsupported. In February 2026, SWSS filed a statement of claims and damages, specifying that it is seeking contractual damages from Array, and further adding a claim seeking indemnification by Array for any damages incurred by SWSS relating to counterclaims brought against SWSS in another litigation concerning the same solar project. We are not a party to that litigation. The amount of potential damages to SWSS, if any, is unknown because we understand the underlying litigation to be in its early and preliminary stages. On March 5, 2026, we sought leave to file a dispositive motion concerning all of SWSS’s claims. On March 24, 2026, that request was denied, but the arbitration panel noted that it would consider additional requests at a later date. On April 29, 2026, the parties jointly requested that the panel stay the arbitration pending the resolution of the underlying New York litigation. On May 12, 2026, the arbitration panel entered an order staying the matter until resolution of the underlying New York case. We are vigorously defending the arbitration.

Item 1A. Risk Factors

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.

Stockholders of Array as of immediately prior to the Merger will have reduced ownership in the combined company and less influence over management.
We anticipate issuing a significant number of shares of our Common Stock pursuant to the Merger Agreement. The final number of shares of Common Stock to be issued pursuant to the Merger Agreement will be determined at the closing of the Merger. The issuance of these new shares could have the effect of depressing the market price of our Common Stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our Common Stock to decline or increase at a reduced rate.

Immediately after the closing of the Merger, it is expected that Shoals stockholders as of immediately prior to the Merger will, in aggregate, own a majority of the combined company and Array stockholders as of immediately prior to the Merger will, in aggregate, own a minority of the combined company. As a result, current Array stockholders will have less influence on the management and policies of the combined company than they currently have on the management and policies of Array. Array stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

We will be subject to various uncertainties while the Merger is pending that may affect our share price, cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.
Uncertainty regarding the Merger may result in significant share price changes while the Merger is pending. Share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Shoals and our respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed and the timing of the Merger and regulatory considerations. Many of these factors are beyond our control.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could materially adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our Common Stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Completion of the Merger is subject to certain conditions, including approval of Array stockholders, Shoals stockholders and certain governmental and regulatory approvals, and if these conditions are not satisfied or waived, the Merger will not be completed.
The completion of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including (i) the adoption of the Merger Agreement by Shoals’ stockholders and the approval of the issuance of ARRAY common stock in connection with the Merger by Array’s stockholders, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of any law or order issued by a governmental entity of competent jurisdiction prohibiting, restraining or making illegal the consummation of the Merger, (iv) the effectiveness of the Registration Statement on Form S-4 we intend to file pursuant to which the shares of our Common Stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness, and (v) approval for listing on Nasdaq of the shares of our Common Stock to be issued in connection with the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) the other party having performed in all material respects its obligations under the Merger Agreement, (ii) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers) and (iii) the other party having not experienced a material adverse effect. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

Failure to complete the Merger could negatively impact our share price and our future business and financial results.
The Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of any condition not being satisfied or waived prior to the outside date specified in the Merger Agreement, the ongoing business of the Company may be adversely affected, and without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, regulators and employees;
•we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, and such restrictions, the waiver of which are subject to the written consent of Shoals, and subject to certain exceptions and qualifications, may prevent us from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and
•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

The Merger Agreement does not allow Array to solicit competing acquisition proposals and restricts our ability to engage in discussions regarding such proposals, subject to certain exceptions. In the event of a termination of the Merger Agreement under certain circumstances specified in such agreement, including a change in the recommendation of Array’s Board of Directors or Array entering into an agreement with respect to a competing acquisition proposal within twelve months following certain terminations, we may be required to pay a termination fee of $22.2 million to Shoals. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with Array and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to Array’s stockholders than the Merger. Shoals may be required to pay Array a termination fee of $40.3 million under certain specified circumstances; however, if the Merger Agreement is terminated under circumstances in which no termination fee is payable to Array, we may not receive any compensation for the costs it has incurred or the opportunities it has forgone.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our business, financial condition, financial results and/or share price.

Potential litigation against us could result in substantial costs, prevention or delay of the completion of the Merger, and/or a judgment resulting in the payment of damages.
We could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and/or share price.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Our stockholders may file lawsuits against Shoals, Array and/or the directors and officers of either company in connection with the Merger, which may result in payment of damages. These lawsuits could prevent or delay the completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

We have incurred and will continue to incur significant transaction and merger-related costs in connection with the Merger.
We have incurred and expect to continue to incur a number of non-recurring costs associated with the Merger. The significant non-recurring costs associated with the Merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to our employees and filing fees due in connection with filings required under the HSR Act. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives.

We will incur significant transaction costs in connection with the AWM integration.
We have incurred and are expected to continue to incur a number of non-recurring costs associated with the AWM integration, combining the operations of our AWM business with our existing business and achieving desired synergies. These costs have been, and will continue to be, substantial. A substantial majority of non-recurring expenses will consist of transaction costs and may include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance, and benefit costs. We will also incur costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of our AWM business, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

We may be unable to successfully integrate our AWM business into our existing business or achieve the anticipated benefits or synergies of the AWM Acquisition.
Our ability to achieve the anticipated benefits or synergies of the AWM Acquisition depends in part upon whether we can integrate our AWM business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful integration of our AWM business requires an assessment and implementation of several factors, including:

•the ability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies and other anticipated benefits from the AWM Acquisition;
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

Our existing business and our AWM business are subject to business uncertainties due to the AWM Acquisition, which could adversely affect our business.
In connection with the AWM Acquisition, it is possible that certain persons with whom we or AWM have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with our existing business or AWM business, as the case may be, as a result of the AWM Acquisition, which could negatively affect our revenues, earnings and cash flows as well as the market price of our Common Stock. Also, our existing business and AWM business’s ability to attract, retain and motivate employees may be impaired for a period of time following the AWM Acquisition, as current and prospective employees may experience uncertainty about their roles within the Company following the AWM Acquisition.

We may not be able to implement effective internal controls over financial reporting for the AWM business in a timely manner or once implemented, such controls may not operate effectively.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As a privately held company and prior to our acquisition thereof, AWM had not been required to implement or maintain disclosure controls and procedures or internal controls over financial reporting that a public company is required to have, implement and maintain. As a result, AWM did not have such effective internal controls over financial reporting in place. Under the SEC rules, we have one year from the date of the acquisition of AWM to implement such disclosure controls and procedures and internal controls over financial reporting in our AWM business. Although we are developing a plan designed to implement effective disclosure controls and procedures and internal controls over financial reporting in our AWM business, we cannot assure you that such plans will be fully implemented in a timely manner or that we will be able to successfully implement and maintain the effectiveness of such plans by the time management assesses the effectiveness of our internal controls, including for the AWM business, for fiscal year 2027. In addition, during the continuation of our integration efforts, we may identify deficiencies in the AWM business’s controls. Any failure to timely implement effective internal controls could result in, among other things, a decline in the market price of our Common Stock, restatement of our consolidated financial statements, delay in filing our periodic reports with the SEC or other reputational harm.

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
During the three months ended September 30, 2026, no director or executive officer adopted, amended or terminated any such plan or trading arrangement.

Item 6. Exhibits

		Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
2.1+	Equity Purchase Agreement, dated July 16, 2026, by and among STINorland USA, Inc., Array Technologies, Inc., Affordable Wire Management, LLC, and DS Equity Holdings LLC	8-K	7/16/2026	2.1
2.2*+	First Amendment to Equity Purchase Agreement, dated August 28, 2026, STINorland USA, Inc., Array Technologies, Inc., Affordable Wire Management, LLC, and DS Equity Holdings LLC
2.3+	Agreement and Plan of Merger and Reorganization, dated as of November 4, 2026, by and among ARRAY Technologies, Inc., Shoals Technologies Group, Inc. and Pensacola Merger Sub, Inc.	8-K	11/4/2026	2.1
3.1	Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.1
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Array Technologies, Inc., dated June 15, 2026	S-8	6/18/2026	4.2
3.3	Amended and Restated Bylaws of Array Technologies, Inc., dated October 19, 2020	8-K	10/19/2020	3.2
3.4	Certificate of Designations of Series A Perpetual Preferred Stock	8-K	8/11/2021	3.1
4.1	Letter Agreement, dated as of November 4, 2026, by and among ARRAY Technologies, Inc., BCP Helios Aggregator L.P., BEFIP III – ESC Helios Holdco L.P. and VP Helios Investments LLC	8-K	11/4/2026	4.1
10.1	Amendment No. 6 to Credit Agreement, dated as of November 4, 2026, by and among Array Tech, Inc., as borrower, ATI Investment Sub, Inc., as holdings, Goldman Sachs Bank USA, as administrative agent and collateral agent, and the Lenders (as defined therein) party thereto.	8-K	11/4/2026	10.1
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Incorporation by Reference
Number	Description of Document	Form	Filing Date	Exhibit
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files
+ Certain exhibits and schedules have been omitted pursuant to Regulation S-K Item 601(a)(5) and will be furnished on a supplemental basis to the SEC upon request.
* Filed herewith
** This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Array Technologies, Inc.

By:	/s/ Kevin G. Hostetler	Date:	November 9, 2026
Kevin G. Hostetler
Chief Executive Officer

By:	/s/ H. Keith Jennings	Date:	November 9, 2026
H. Keith Jennings
Chief Financial Officer